Form 10-Q
period 2014-09-30
ZAFGEN, INC.
filed 2014-11-13
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2014, there were 22,707,410 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our plans to develop and commercialize beloranib as a treatment for obesity that is a co-morbidity of an underlying rare condition such as Prader Willi syndrome; or hypothalamic injury-associated obesity, including craniopharyngioma-associated obesity; or severe obesity in the general population, or at all;

•	our ability to advance beloranib into pivotal trials, and successfully complete such clinical trials;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for beloranib and our ability to serve those markets;

•	the rate and degree of market acceptance of beloranib for any indication once approved;

•	our ability to obtain additional financing;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Zafgen, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Zafgen, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$127,030	$35,517
Prepaid expenses and other current assets	1,221	224
Tax incentive receivable	1,218	1,617

Total current assets	129,469	37,358
Property and equipment, net	69	37
Other assets	98	743

Total assets	$129,636	$38,138

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,052	$2,015
Accrued expenses	9,885	900
Notes payable, current	684	—

Total current liabilities	11,621	2,915
Notes payable, net of discount, long-term	6,819	—

Total liabilities	18,440	2,915

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock (Series A, B, C, D and E), $0.001 par value;
No shares and 99,292,610 shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares and 94,483,404 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $104,588 at December 31, 2013	—	103,797
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 5,000,000 and no shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized at September 30, 2014 and December 31, 2013; 22,707,012 and 729,391 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	23	1
Additional paid-in capital	205,627	332
Accumulated deficit	(94,454)	(68,907)

Total stockholders’ equity (deficit)	111,196	(68,574)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$129,636	$38,138

The accompanying notes are an integral part of these consolidated financial statements.

Zafgen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	12,076	2,444	20,046	7,038
General and administrative	2,285	1,080	4,822	2,981

Total operating expenses	14,361	3,524	24,868	10,019

Loss from operations	(14,361)	(3,524)	(24,868)	(10,019)

Other income (expense):
Interest income	1	—	2	—
Interest expense	(213)	—	(658)	—
Foreign currency transaction gains (losses), net	(116)	20	(23)	(162)

Total other income (expense), net	(328)	20	(679)	(162)

Net loss and comprehensive loss	(14,689)	(3,504)	(25,547)	(10,181)
Accretion of redeemable convertible preferred stock to redemption value	—	(53)	(92)	(160)

Net loss attributable to common stockholders	$(14,689)	$(3,557)	$(25,639)	$(10,341)

Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(4.88)	$(2.97)	$(14.19)

Weighted average common shares outstanding, basic and diluted	22,707,012	729,391	8,618,793	728,862

The accompanying notes are an integral part of these consolidated financial statements.

Zafgen, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(25,547)	$(10,181)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	910	252
Non-cash interest expense	36	—
Depreciation expense	10	8
Unrealized foreign currency transaction losses	31	169
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(997)	160
Tax incentive receivable	368	(1,230)
Accounts payable	(416)	122
Accrued expenses	9,078	(171)

Net cash used in operating activities	(16,527)	(10,871)

Cash flows from investing activities:
Purchases of property and equipment	(42)	(9)
Deposits for leased property	(57)	—

Net cash used in investing activities	(99)	(9)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	442	5,955
Proceeds from issuance of notes payable, net of issuance costs	7,386	—
Payments of debt offering costs	(49)	—
Proceeds from initial public offering costs, net of commissions and underwriting discounts	102,672	—
Payments of initial public offering costs	(2,312)	(165)

Net cash provided by financing activities	108,139	5,790

Net increase (decrease) in cash and cash equivalents	91,513	(5,090)
Cash and cash equivalents at beginning of period	35,517	9,935

Cash and cash equivalents at end of period	$127,030	$4,845

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption values	$92	$160

Deferred offering costs included in accounts payable and accrued expenses	$—	$14

Conversion of redeemable preferred stock to common stock	$104,331	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$480	$—

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

The Company was previously classified as a “development stage entity” in the Accounting Standards Codification and, as such, was required to present inception-to-date information in the Company’s consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows. In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the concept of a development stage entity from U.S. generally accepted accounting principles and removes the related incremental reporting requirements. See Note 2 below for additional information on this new standard. The Company elected to early adopt the new standard. Accordingly, in contrast to the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Registration Statement on Form S-1 on file with the Securities and Exchange Commission (“SEC”), the consolidated financial statements contained in this report do not include inception-to-date information.

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

On June 24, 2014, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,900,000 shares at a price of $16.00 per share. The Company received net proceeds from the IPO of approximately $102,672 based upon the price of $16.00 per share and after deducting underwriting discounts and commissions paid by the Company. The Company also incurred offering costs of $2,508 related to the IPO.

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2014, and for the three months and nine months ended September 30, 2014 and 2013, have been prepared by the

Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s Registration Statement on Form S-1, File Number 333-195391 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2014 and consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 and consolidated cash flows for the nine months ended September 30, 2014 and 2013 have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.

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

The Company’s cash equivalents of $100,000 and $26,501 as of September 30, 2014 and December 31, 2013, respectively, were carried at fair value based on quoted prices in active markets, a Level 1 measurement. The carrying values of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The Company’s carrying value of outstanding debt issued in the first quarter of 2014 approximates fair value based on the recent execution date of the credit facility agreement, and is considered a Level 2 measurement.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering or as a reduction to the carrying value of preferred stock issued. As of December 31, 2013, the Company had recorded $743 of deferred offering costs, included in other assets in the accompanying consolidated balance sheet in contemplation of the Company’s IPO of its common stock which closed in June 2014. The Company has no deferred offering costs as of September 30, 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development expenses are wages, stock-based compensation and benefits of employees, third-party license fees and milestones and other operational costs related to the Company’s research and development activities, including facility-related expenses and external costs of outside vendors engaged to conduct both pre-clinical studies and clinical trials. The Company records research and development expenses net of any research and development tax incentives the Company is entitled to receive from government authorities.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2014 and 2013, there was no difference between net loss and comprehensive loss.

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

The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013.

The following common stock equivalents outstanding as of September 30, 2014 and 2013, were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2014 and 2013, because they had an anti-dilutive impact:

	As of September 30,
	2014	2013

Options to purchase common stock	1,839,895	1,283,264
Redeemable convertible preferred stock	—	78,372,931

Total options and redeemable convertible preferred stock exercisable or convertible into common stock	1,839,895	79,656,195

Recently Issued and Adopted Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this guidance remove all incremental financial reporting requirements for development stage entities. Among other changes, this guidance will no longer require development stage entities to present inception-to-date information about income statement line items, cash flows, and equity transactions. This guidance is effective for public companies in the first annual period beginning after December 15, 2014. Early application is permitted for interim and annual periods for which financial statements have not yet been issued. The Company elected to apply this disclosure guidance to its consolidated financial statements for the three months ended September 30, 2014 and as a result, no longer discloses inception-to-date information in its Consolidated Statements of Operations and Comprehensive Loss, Cash Flows and Stockholders’ Deficit and the related notes thereto.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013

Accrued licensing milestones	$6,700	$—
Accrued research and development expenses	1,759	616
Accrued payroll and related expenses	741	49
Accrued professional fees	542	196
Accrued interest	51	—
Accrued other	92	39

	$9,885	$900

4. Notes Payable

On March 31, 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Midcap Financial (the “Credit Facility”). The Credit Facility provides for initial borrowings of $7,500 under a term loan (“Term Loan A”) and additional borrowings of up to $12,500 under other term loans, for a maximum of $20,000. On March 31, 2014, the Company received proceeds of $7,500 from the issuance of promissory notes under the Term Loan A. Of the additional $12,500 amount that was available, $7,500 (“Term Loan B”) was available to be drawn down until September 30, 2014 and $5,000 (“Term Loan C”) was available to be drawn down for a 30-day period upon the completion of the Company’s IPO that occurred in June 2014. The Company elected not to draw down Term Loan B or Term Loan C and these amounts are no longer available to the Company. All promissory notes issued under the Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

Upon entering into this Credit Facility, the Company was obligated to make monthly, interest-only payments on any term loans funded under the Credit Facility until December 1, 2014 and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from January 1, 2015 through December 1, 2017. As per the terms of the agreement, in June 2014, upon the completion of the Company’s IPO, the term of monthly, interest-only payments were extended until June 1, 2015. Outstanding term loans under the Credit Facility bear interest at an annual rate of 8.1%. In addition, a final payment equal to 6.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The Company accrues the amount due relating to Term Loan A of $450, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Term Loan A was recorded in the balance sheet net of debt discount of $114 that was related to fees assessed by the lender at the time of borrowing. The debt discount is being accreted to the principal amount of the debt. In addition, deferred financing costs of $49 are being amortized to interest expense using the effective-interest method over the same term. For both the three and nine months ended September 30, 2014, the Company recorded additional interest expense of $17 and $36, respectively, related the accretion of the debt discount and amortization of deferred financing costs.

The Company was obligated to pay a separate fee upon any IPO; a sale of substantially all of the Company’s assets; or a merger, reorganization or sale of the Company’s voting equity securities where existing voting stockholders hold less than 50% of voting equity securities after such transaction. As of September 30, 2014, the Company recorded interest expense of $225 relating to the fee payable upon completion of the Company’s IPO in June 2014.

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

Estimated future principal payments due under the Term Loan A are as follows:

Years Ending December 31,
Remainder of 2014	$—
2015	1,381
2016	2,936
2017	3,183

Total	$7,500

During the three and nine months ended September 30, 2014, the Company recognized $213 and $658, respectively, of interest expense related to the Credit Facility.

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

On June 24, 2014, the Company completed an IPO of its common stock, which resulted in the sale of 6,900,000 shares at a price of $16.00 per share. The Company received net proceeds from the IPO of approximately $102,672 based upon the price of $16.00 per share and after deducting underwriting discounts and commissions paid by the Company. The Company also incurred offering costs of $2,508 related to the IPO.

Upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 15,077,621 shares of common stock.

As of September 30, 2014, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 5,000,000 shares of $0.001 par value preferred stock. The rights, preferences, restrictions, qualifications and limitations of such stock are determined by the board.

As of September 30, 2014, and December 31, 2013, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 115,000,000 shares of $0.001 par value common stock.

During the nine months ended September 30, 2013, the Company reacquired and retired 6,635 shares of restricted common stock, at cost, that were forfeited by a former employee.

6. Stock-Based Awards

Stock Option Plans

The Company’s Amended and Restated 2006 Stock Option Plan (the “2006 Plan”) provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2006 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or a committee of the board if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The total number of shares of common stock that could be issued under the 2006 Plan was 1,889,150 shares. Upon closing of the Company’s IPO, 168,221 shares reserved and not then subject to outstanding options were transferred to the 2014 Stock Option and Incentive Plan, and no further awards will be made under the 2006 Plan.

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

For the three months ended September 30, 2014, the Company did not grant any stock options.

2014 Employee Stock Purchase Plan

On June 5, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan. A total of 265,000 shares of common stock were reserved for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO of the Company’s shares of common stock. The first offering period commenced on September 1, 2014. The per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. As of September 30, 2014, there are 265,000 shares of common stock available for issuance to participating employees under the plan.

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

As of September 30, 2014, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 17,513 shares of common stock. Additionally as of September 30, 2014, there were outstanding unvested performance-based stock options held by nonemployees for the purchase of 796 shares of common stock.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$91	$40	$259	$109
General and administrative	375	59	651	143

	$466	$99	$910	$252

As of September 30, 2014, the Company had an aggregate of $6,224 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.4 years.

7. Commitments and Contingencies

Leases

On May 15, 2014, the Company entered into a new lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years.

Future minimum lease payments for its operating leases as of September 30, 2014, are as follows:

Year Ending December 31,
Remainder of 2014	$57
2015	229
2016	235
2017	139

Total	$660

During the three months ended September 30, 2014 and 2013, the Company recognized $52 and $23, respectively, of rental expense related to office space. During the nine months ended September 30, 2014 and 2013, the Company recognized $104 and $87, respectively, of rental expense related to office space.

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

As of September 30, 2014, the Company has a liability of $6,700 relating to milestones achieved in September 2014, with the initiation of a first Phase 3 clinical trial. Additionally, as of September 30, 2014, the Company is obligated to make milestone payments of up to $12,250 upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals, and up to $12,500 upon reaching certain product commercialization milestones. Under one of the license agreements, the Company is also obligated to pay up to $1,250 with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2014, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2014.

8. Retirement Plan

The Company has a Savings Incentive Match Plan for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended September 30, 2014 and 2013, the Company recognized $17 and $6, respectively, of expense related to its contributions to this plan. During the nine months ended September 30, 2014 and 2013, the Company recognized $43 and $20, respectively, of expense related to its contributions to the plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the three months ended September 30, 2014 and 2013, $91 and $812, respectively, was recorded as a reduction to research and development expenses in the consolidated statements of operations and, for the nine months ended September 30, 2014 and 2013, $368 and $1,230, respectively, was recorded as a reduction to research and development expenses in the consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended September 30, 2014 and 2013, the Company recorded in its consolidated statements of operations unrealized foreign currency exchange (gains) losses of $95 and $(36), respectively, related to this tax incentive receivable. For the nine months ended September 30, 2014 and 2013, the Company recorded in its consolidated statements of operations unrealized foreign currency exchange (gains) losses of $31 and $169, respectively, related to this tax incentive receivable. As of September 30, 2014 and December 31, 2013, the Company’s tax incentive receivable from the Australian government was $1,218 and $1,617, respectively.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Beloranib, our lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, including craniopharyngioma-associated obesity; and severe obesity in the general population.

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

PWS is a rare and complex genetic disorder characterized by physiologic, cognitive and behavioral symptoms, including hyperphagia, and severe obesity. We recently completed two Phase 2a clinical trials evaluating beloranib’s ability to reduce body weight and to improve hyperphagia, one in patients with PWS and one in severely obese patients. In our Phase 2a clinical trials, we observed reductions in body weight, body mass and body fat content in both patient populations and reductions in hyperphagia-related behaviors in patients with PWS. In January 2013 and July 2014, the U.S. Food and Drug Administration, or FDA, and European Commission, respectively, granted orphan designation for our application to treat PWS with beloranib. We initiated our Phase 3 clinical program, consisting of two Phase 3 clinical trials, of beloranib in patients with PWS, with the first Phase 3 trial in the United States having started in September 2014. We believe that rare conditions such as PWS afford us an opportunity to rapidly develop and commercialize beloranib using smaller, more focused and less costly clinical trials, relative to those required to develop beloranib for the broader severe obesity population.

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

Since beloranib works to reduce hunger and body weight through a novel mechanism that does not appear to require fully functioning hypothalamic control pathways, we believe that obese patients with conditions in addition to PWS in which pathologically increased hunger is a key component of their condition may respond well to treatment with beloranib. Certain patients suffering from hypothalamic injury-associated obesity display many characteristics of patients with PWS, and sometimes are referred to as having ‘acquired PWS’. Hypothalamic injury-associated obesity could include patients with craniopharyngioma or other types of hypothalamic injuries, such as other types of central nervous system tumors and infiltrative diseases such as sarcoidosis. Accordingly, patients with this form of obesity are of interest to our beloranib development program and we are pursuing obesity caused by injury to the hypothalamus as a potential additional indication for the use of beloranib.

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

Due to the significant barriers associated with bariatric surgery and the limited weight loss potential of currently marketed pharmaceutical products, there is a significant unmet medical need for the treatment of patients with severe obesity. We believe this patient population would benefit from MetAP2 inhibitor treatment through the reduction of body weight and through improvement of other co-morbid conditions. In 2013, we completed a 12-week Phase 2a clinical trial of beloranib administered twice weekly in obese patients. We observed placebo-adjusted weight loss, or weight loss observed beyond that seen in the control arm, of up to 10.3% after 12 weeks of treatment with beloranib. In addition, we observed reductions in levels of low density lipoprotein cholesterol, C-reactive protein and systolic blood pressure. Patients treated with beloranib also reported reduced hunger, as assessed using a visual analog scale, a widely used self-reported measure of hunger and related endpoints. We intend to initiate a Phase 2b clinical trial of beloranib as a treatment for severe obesity in the general population in the fourth quarter of 2014.

We are also evaluating additional proprietary MetAP2 inhibitors beyond beloranib as potential development candidates that would provide increased patient convenience in the form of oral dosing, or an otherwise improved clinical profile. A decision on whether to subsequently advance beloranib into pivotal trials for severe obesity or to leverage the opportunity to advance another MetAP2 inhibitor into early development for severe obesity is anticipated to be made on the basis of results obtained from our Phase 3 clinical program of beloranib in patients with PWS and discussions with regulatory authorities. MetAP2 inhibitors may also have utility in the treatment of other metabolic diseases, such as nonalcoholic steatohepatitis, or NASH, and type 2 diabetes. In a mouse model of diabetes and NASH, our second product candidate, ZGN-839, a MetAP2 inhibitor, reduced the severity of NASH and reduced plasma glucose.

Since our inception in November 2005, we have devoted substantially all of our resources to developing beloranib and ZGN-839, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for these operations. Prior to our initial public offering, or IPO, in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. From our inception through September 30, 2014, we have received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $94.5 million as of September 30, 2014. Our net losses were $25.5 million for the nine months ended September 30, 2014. These losses to date have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS through our Phase 3 clinical program;

•	advance the clinical development of beloranib as a treatment for hypothalamic injury-associated obesity through our current Phase 2a clinical trial and if such Phase 2a trial is successful, the initiation of pivotal clinical trials;

•	initiate Investigational New Drug Application, or IND, enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors;

•	initiate a Phase 2b clinical trial of beloranib as a treatment for severe obesity in the general population;

•	seek to identify additional indications for beloranib;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash and cash equivalents as of September 30, 2014 will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

Operating Expenses

The majority of our operating expenses since inception have consisted primarily of in-licensing costs of beloranib, milestone payments, research and development activities, and general and administrative costs.

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

The following table summarizes our research and development expenses by program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)

Beloranib	$10,479	$1,656	$15,177	$4,365
ZGN-839 and other early stage development	158	138	668	152
Unallocated expenses	1,439	650	4,201	2,521

Total research and development expenses	$12,076	$2,444	$20,046	$7,038

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;

•	future clinical trial results;

•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation;

•	the timing and receipt of any regulatory approvals; and

•	the FDA’s or other regulatory authority’s influence on trial design.

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

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to low interest earned on invested balances. We anticipate that our interest income will increase in the future due to increased balances from cash proceeds from our IPO received in June 2014.

Interest expense. Interest expense consists of interest expense on our outstanding borrowings under a credit facility that we entered into on March 31, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs and debt discount relating to the credit facility and fees payable upon the completion of our IPO in June 2014.

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

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	12,076	2,444	9,632
General and administrative	2,285	1,080	1,205

Total operating expenses	14,361	3,524	10,837

Loss from operations	(14,361)	(3,524)	(10,837)

Other income (expense):
Interest income	1	—	1
Interest expense	(213)	—	(213)
Foreign currency transaction gains (losses), net	(116)	20	(136)

Total other income (expense), net	(328)	20	(348)

Net loss	$(14,689)	$(3,504)	$(11,185)

Research and development expenses

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$2,443	$971	$1,472
Clinical trials	1,336	685	651
Licensing, milestone and licensing maintenance fees	6,700	—	6,700

Subtotal	10,479	1,656	8,823
ZGN-839 and other early stage development	158	138	20

Subtotal	10,637	1,794	8,843

Unallocated expenses:
Personnel related	794	289	505
Consultants	519	342	177
Other	126	19	107

Subtotal	1,439	650	789

Total research and development expenses	$12,076	$2,444	$9,632

Research and development expenses for the three months ended September 30, 2014 increased $9.6 million compared to the three months ended September 30, 2013. The increase was primarily due to increased costs of $8.8 million associated with our beloranib program and a $0.8 million increase in our unallocated expenses. Of the increase in our beloranib program, pre-clinical and manufacturing costs increased by $1.5 million period over period as a result of our focus on drug manufacturing and other pre-clinical activities related to beloranib in order to prepare for future clinical trials. Additionally, our clinical trial costs related to beloranib increased $0.7 million as a result of the timing of clinical trials in 2013 and 2014. During the 2013 period we had one ongoing clinical trial, our Phase 2a trial in patients with PWS. As of September 30, 2014, we had two ongoing clinical trials, our Phase 2a trial in patients with obesity caused by injury to the hypothalamus and our U.S. Phase 3 trial in patients with PWS. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. Lastly, licensing, milestone and licensing maintenance fees increased $6.7 million due to the achievement of a milestone related to the initiation of a Phase 3 clinical trial in beloranib, which we initiated in September 2014. Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $0.5 million and an increase in consultant expense of $0.2. Personnel related costs increased period over period primarily due to the hiring of new employees to support our development efforts. Consultant costs increased period over period primarily due to expenses incurred in connection with preparation work for our current clinical trials.

General and administrative expenses

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Personnel related	$969	$312	$657
Professional fees	746	672	74
Travel and other	570	96	474

Total general and administrative expenses	$2,285	$1,080	$1,205

General and administrative expenses for the three months ended September 30, 2014 increased $1.2 million compared to the three months ended September 30, 2013. The increase was primarily due to increased personnel related costs of $0.7 million and increased travel and other related costs of $0.5 million period over period. Personnel related costs increased period over period primarily due to hiring additional employees of $0.4 million and increases in stock-based compensation of $0.3 million related to the new employees and to the increase in our common stock value. The increase in travel and other related costs of $0.5 million is primarily due to increased insurance of $0.2 million due to becoming a public company and commercial marketing projects of $0.2 million, as well as information technology-related expenses to support our operating as a public company.

Other income (expense), net

Interest expense. Interest expense for the three months ended September 30, 2014 was related to interest expense on our outstanding borrowings under the credit facility that we entered into on March 31, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings of $0.2 million, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility, both less than $0.1 million. We had no debt outstanding during 2013.

Foreign currency transaction gains (losses), net. Net foreign currency transaction losses of $0.1 million for the three months ended September 30, 2014 were primarily due to the re-measurement of receivables, denominated in Australian dollars, from the Australian government for research and development tax incentives, reflecting a weakening of the Australian dollar relative to the U.S. dollar.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	20,046	7,038	13,008
General and administrative	4,822	2,981	1,841

Total operating expenses	24,868	10,019	14,849

Loss from operations	(24,868)	(10,019)	(14,849)

Other income (expense):
Interest income	2	—	2
Interest expense	(658)	—	(658)
Foreign currency transaction gains (losses), net	(23)	(162)	139

Total other income (expense), net	(679)	(162)	(517)

Net loss	$(25,547)	$(10,181)	$(15,366)

Research and development expenses

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$5,947	$1,941	$4,006
Clinical trials	2,530	2,424	106
Licensing, milestone and licensing maintenance fees	6,700	—	6,700

Subtotal	15,177	4,365	10,812
ZGN-839 and other early stage development	668	152	516

Subtotal	15,845	4,517	11,328

Unallocated expenses:
Personnel related	1,984	913	1,071
Consultants	1,929	1,511	418
Other	288	97	191

Subtotal	4,201	2,521	1,680

Total research and development expenses	$20,046	$7,038	$13,008

Research and development expenses for the nine months ended September 30, 2014 increased $13.0 million compared to the nine months ended September 30, 2013. The increase was primarily due to increased costs of $10.8 million associated with our beloranib program, $0.5 million associated with ZGN-839 and other early-stage development programs (consisting of our second-generation MetAP2 inhibitors), and $1.7 million in our unallocated expenses. Of the increase in our beloranib program, pre-clinical and manufacturing costs increased by $4.0 million period over period as a result of our focus on drug manufacturing and other pre-clinical activities related to beloranib in order to prepare for clinical trials, as well as toxicology studies required for our NDA submission. Additionally, clinical trial expenses for beloranib increased by $0.1 million period over period as a result of timing of our clinical trials in 2013 and 2014. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. Lastly, licensing, milestone and licensing maintenance fees increased $6.7 million due to the achievement of a milestone related to the initiation of a first Phase 3 clinical trial in beloranib, which we initiated in September 2014. Costs related to ZGN-839 and other early-stage development programs increased in 2014 as a result of our increased focus on our early-stage programs in 2014. Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $1.1 million and an increase in consultant expenses of $0.4 million. Personnel related costs increased period over period primarily due to the hiring of new employees of $0.9 million and increased stock-based compensation of $0.2 million. Consultant costs increased period over period primarily due to expenses incurred in connection with regulatory meetings and preparation work for clinical trials.

General and administrative expenses

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Personnel related	$2,157	$1,016	$1,141
Professional fees	1,772	1,678	94
Travel and other	893	287	606

Total general and administrative expenses	$4,822	$2,981	$1,841

General and administrative expenses for the nine months ended September 30, 2014 increased $1.8 million compared to the nine months ended September 30, 2013. The increase was primarily due to increased personnel related costs of $1.1 million and increased travel and other related costs of $0.6 million period over period. Personnel related costs increased primarily due to the hiring of new employees of $0.6 million and increases in stock-based compensation of $0.5 million related to the new employees and to the increase in our common stock value. The increase in travel and other related costs is primarily due to an increase in directors and officer’s insurance of $0.3 million due to becoming a public company, $0.2 million relating to commercial marketing projects as well as various other increases including information technology-related expenses to support our operating as a public company and increased office rent due to the office move in July 2014.

Other income (expense), net

Interest expense. Interest expense for the nine months ended September 30, 2014 was related to interest expense on our outstanding borrowings under the credit facility that we entered into on March 31, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings of $0.3 million, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility, both less than $0.1 million, and $0.2 million related to a fee of which was due upon the completion of our IPO. We had no debt outstanding during 2013.

Foreign currency transaction gains (losses), net. Net foreign currency transaction losses of $0.2 million for the nine months ended September 30, 2013 were primarily due to the re-measurement of receivables, denominated in Australian dollars, from the Australian government for research and development tax incentives, reflecting both a weakening of the Australian dollar relative to the U.S. dollar and an increase in our receivable balances for such tax incentives during the nine months ended September 30, 2013. During the nine months ended September 30, 2014 the Australian dollar strengthened relative to the U.S. dollar during the first eight months and then weakened dramatically during September 2014 leading to a very minimal net impact on foreign currency transaction gains (losses).

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents totaling $127.0 million and $35.5 million, respectively.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2014, we had an accumulated deficit of $94.5 million. We have funded our operations since inception primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. In June 2014, we completed an IPO of common stock with net proceeds of $102.7 million.

On March 31, 2014, we entered into a loan and security agreement, or the 2014 Credit Facility, which provides for initial borrowings of $7.5 million and additional borrowings of up to $12.5 million. On that same date, we received proceeds of $7.5 million from the issuance of promissory notes under a term loan as part of the 2014 Credit Facility. Of the additional $12.5 million of borrowings that was available to us, $7.5 million was available to be drawn down until September 30, 2014 and $5.0 million was available to be drawn down for a 30-day period upon the completion of our IPO that occurred in June 2014. We elected not to draw down the $7.5 million or the $5.0 million and these amounts are no longer available to us. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the debt facility; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions.

Upon entering into this 2014 Credit Facility, we were obligated to make monthly, interest-only payments on any term loans funded under the 2014 Credit Facility until December 1, 2014 and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from January 1, 2015 through December 1, 2017. As per the terms of the agreement, in June 2014, upon the completion of our IPO, the term of monthly, interest-only payments were extended until June 1, 2015. Outstanding term loans under the 2014 Credit Facility bear interest at an annual rate of 8.1%. In addition, a final payment equal to 6.0% of any amounts drawn under the facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. We were also obligated to pay a separate fee upon any initial public offering; a sale of substantially all of our assets; or a merger, reorganization or sale of our voting equity securities where existing voting stockholders hold less than 50% of voting equity securities after such transaction. As of September 30, 2014, we recorded interest expense of $225 relating to the fee payable upon completion of our IPO.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2014	2013

Cash used in operating activities	$(16,527)	$(10,871)
Cash used in investing activities	(99)	(9)
Cash provided by financing activities	108,139	5,790

Net increase (decrease) in cash and cash equivalents	$91,513	$(5,090)

Net cash used in operating activities

During the nine months ended September 30, 2014, operating activities used $16.5 million of cash, resulting from our net loss of $25.5 million, partially offset by non-cash charges of $1.0 million and net cash provided by changes in our operating assets and liabilities of $8.0 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, licensing milestones and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the nine months ended September 30, 2014 consisted primarily of stock-based compensation expense of $0.9 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of a $9.1 million increase in accrued expenses (of which $6.7 million relates to our licensing milestones), partially offset by a $1.0 million increase in prepaid expenses and other current assets.

During the nine months ended September 30, 2013, operating activities used $10.9 million of cash, primarily resulting from our net loss of $10.2 million and from net cash used by changes in our operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $0.4 million. Our net loss was primarily attributed to research and development activities related to our beloranib and our general and administrative expenses, as we had no revenue in the period. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2013 consisted primarily of a $1.2 million increase in our research and development tax incentive receivable from the Australian government and a $0.2 million decrease in accrued expenses, partially offset by a $0.2 million increase in prepaid expenses and other current assets and $0.1 increase in accounts payable. Our net non-cash charges during the nine months ended September 30, 2013 consisted primarily of stock-based compensation expense of $0.3 million and unrealized foreign currency transaction gains of $0.2 million.

Our cash provided by operating activities is generally affected by the amount of our net loss, changes in operating asset accounts and add-backs of non-cash expense items such as stock-based compensation expense and unrealized foreign currency gains and losses. Changes in our operating asset accounts are generally driven by the timing of payments to our vendors.

Net cash used in investing activities

During the nine months ended September 30, 2014, we paid a security deposit on our new office lease for $0.1 million. We also used a small amount of cash during the nine months ended September 30, 2014 and 2013 related to purchases of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2014, net cash provided by financing activities was $108.1 million as a result of proceeds, net of underwriting discounts and commissions, of $102.7 million from our IPO, $7.4 million from the issuance of debt and $0.4 million from issuances of our Series E redeemable convertible preferred stock, partially offset by payments of $2.3 million of deferred offering costs related to our IPO that were paid during the period.

During the nine months ended September 30, 2013, net cash provided by financing activities was $5.8 million as a result of net proceeds of $6.0 million from issuances of our Series D redeemable convertible preferred stock, partially offset by payments of $0.2 million of deferred offering costs related to our IPO.

Operating Capital Requirements

Beloranib is still in clinical development and ZGN-839 and our second-generation MetAP2 inhibitors are in pre-clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS through Phase 3 clinical trials;

•	advance the clinical development of beloranib as a treatment for hypothalamic injury-associated obesity through our current Phase 2a clinical trial and if such trial is successful, the initiation of pivotal clinical trials;

•	initiate IND-enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors;

•	initiate a Phase 2b clinical trial of beloranib as a treatment for severe obesity in the general population;

•	seek to identify additional indications for beloranib;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years

Operating lease commitments (1)	$660	$227	$433	$—	$—
Debt commitments	9,216	1,287	6,648	1,281	—
Licensing milestones (2)	6,700	6,700	—	—	—

Total (2) (3)	$16,576	$8,214	$7,081	$1,281	$—

(1)	We entered into an operating lease for new office space in Boston, Massachusetts on May 15, 2014, effective as of July 28, 2014 with a term expiring on July 31, 2017, and an option to extend the lease for three additional years.
(2)	We have acquired exclusive rights to develop patented compounds and related know-how under licensing agreements for beloranib with two third parties. The licensing rights obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are also responsible for patent prosecution costs. We are obligated to make future milestone payments under these agreements of up to $19.0 million, including $6.7 million accrued as of September 30, 2014, noted below upon achieving certain pre-commercialization milestones, such as clinical trials and government approvals, and up to $12.5 million upon achieving certain product commercialization milestones. In addition, under one of the license agreements, we are obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. As of September 30, 2014, we have a liability of $6.7 million in our consolidated financial statements for milestones achieved under these licensing agreements during September 2014. In addition, we will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. We are obligated to pay to the licensors a percentage of fees received if and when we sublicense the technologies. As of September 30, 2014, we have not yet developed a commercial product using the licensed technologies and we have not entered into any sublicense agreements for the technologies.
(3)	We enter into contracts in the normal course of business with clinical research organizations for clinical trials, pre-clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this guidance remove all incremental financial reporting requirements for development stage entities. Among other changes, this guidance will no longer require development stage entities to present inception-to-date information about income statement line items, cash flows, and equity transactions. This guidance is effective for public companies in the first annual period beginning after December 15, 2014. Early application is permitted for interim and annual periods for which financial statements have not yet been issued. We elected to apply this disclosure guidance to our consolidated financial statements for the three months ended September 30, 2014 and as a result, we no longer disclose inception-to-date information in our Consolidated Statements of Operations and Comprehensive Loss, Cash Flows and Stockholders’ Deficit and the related notes thereto.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

For a discussion of our critical accounting policies and recent accounting pronouncements see Note 2 in our consolidated financial statements included in our prospectus filed on June 19, 2014, in connection with our IPO.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of September 30, 2014 consisted of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of less than $0.1 million were recorded for the nine months ended September 30, 2014.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of September 30, 2014, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the nine months ended September 30, 2014, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of September 30, 2014. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend almost entirely on the success of one product candidate, beloranib, which is in Phase 3 clinical development for one indication. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, beloranib.

We currently have only one product candidate, beloranib, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Beloranib, which is currently in clinical development as a treatment for obesity and hyperphagia (insatiable life-threatening hunger and hunger-related behaviors) in Prader-Willi syndrome, or PWS (recently initiated the first of two Phase 3 clinical trials, in the United States), hypothalamic injury-associated obesity (in Phase 2), and severe obesity in the general population (in Phase 2), will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidates, including ZGN-839, are still in pre-clinical development stages. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that beloranib or any other of our product candidates will be successfully developed or commercialized.

We are not permitted to market beloranib in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We recently completed two Phase 2a clinical trials evaluating beloranib’s ability to reduce body weight and to improve hyperphagia, one in patients with PWS and one in severely obese patients. We expect that the FDA will require us to conduct at least one pivotal trial to demonstrate safety and efficacy for beloranib as a treatment for patients with PWS. However, meeting requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. We expect that the FDA will also require us to complete Phase 2 assessments and at least two Phase 3 clinical trials to demonstrate safety and efficacy for beloranib as a treatment for severe obesity in the general population, and may require that we conduct a cardiovascular outcomes trial. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials of one year duration. We have not yet commenced any of these clinical trials. We initiated our Phase 3 clinical program assessing beloranib in patients with PWS, with the first Phase 3 trial in the United States having started in September 2014. We are planning to initiate our second Phase 3 trial in Europe in patients with PWS in the middle of 2015. We intend to engage in discussions with the appropriate regulatory agencies to determine if our proposed Phase 3 clinical trial protocols would be sufficient to support an NDA submission to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking approval of beloranib for the treatment of PWS. To initiate our Phase 3 clinical program for beloranib in patients with PWS, we submitted pre-clinical animal studies and clinical studies for the FDA’s review, and the FDA may require additional studies. We initiated a Phase 2a clinical trial of beloranib as a treatment for hypothalamic injury-associated obesity in June 2014. We intend to initiate a Phase 2b clinical trial of beloranib as a treatment for severe obesity in the general population in the fourth quarter of 2014. We are also evaluating additional proprietary methionine aminopeptidase 2, or MetAP2, inhibitors beyond beloranib as potential development candidates that would provide increased patient convenience in the form of oral dosing, or an otherwise improved clinical profile. A decision on whether to subsequently advance beloranib into pivotal trials for severe obesity or to leverage the opportunity to advance another MetAP2 inhibitor into early development for severe obesity is anticipated to be made on the basis of results obtained from our Phase 3 clinical program of beloranib in patients with PWS and discussions with regulatory authorities. Accordingly, obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA and certain European regulatory authorities may delay, limit or deny approval of beloranib for many reasons, including, among others:

•	we may not be able to demonstrate that beloranib is safe and effective in treating obesity and hyperphagia in patients with PWS, hypothalamic injury-associated obesity or severe obesity in the general population, to the satisfaction of the FDA and certain European regulatory authorities;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and certain European regulatory authorities for marketing approval;

•	the FDA and certain European regulatory authorities may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and certain European regulatory authorities may require that we conduct additional clinical trials;

•	the FDA and certain European regulatory authorities may not approve the formulation, labeling or specifications of beloranib;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and certain European regulatory authorities may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that beloranib’s clinical and other benefits outweigh its safety risks;

•	the FDA and certain European regulatory authorities may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and certain European regulatory authorities may not accept data generated at our clinical trial sites;

•	if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA and certain European regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and certain European regulatory authorities may change their approval policies or adopt new regulations.

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

Positive results from our Phase 1 and Phase 2a clinical trials of beloranib may not necessarily be predictive of the results from required later clinical trials. Similarly, even if we are able to complete our ongoing and planned Phase 2b or Phase 3 clinical trials of beloranib according to our current development timeline, the positive results from our Phase 1 and Phase 2a clinical trials of beloranib may not be replicated in our Phase 2b or Phase 3 clinical trial results. The design of our Phase 3 clinical program of beloranib as a treatment for obesity and hyperphagia in patients with PWS differs in several aspects from our recently completed Phase 2a clinical trial for PWS. For example, patients with PWS will not be limited to living in closely-controlled PWS-specific group homes like they were in Phase 2, but will be predominantly living in family homes. In addition, patients with PWS will be treated with beloranib for substantially longer than four weeks. One of the Phase 3 clinical trials will be conducted in Europe, where we have not previously conducted clinical trials. In later-stage clinical trials, we will utilize highly rigorous statistical analyses. For example, the results of our Phase 2a clinical trial for severe obesity were based on a per protocol analysis of patients who completed the 12-week dosing in the clinical trial. Later-stage clinical trials will be evaluated based on an intent-to-treat analysis that includes all patients randomized in the clinical trial, regardless of whether they complete the treatment, which may lead to different results. In addition, if we fail to appropriately validate a caregiver-administered PWS-specific hyperphagia-related behaviors questionnaire, or PWS-HQ, in time for it to be an effective tool to support the data from our Phase 3 clinical trials, our Phase 3 clinical program and, in turn, our regulatory filing may be delayed until we validate the tool or develop and test a new one. This can be a lengthy process. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our ongoing and planned Phase 2b or Phase 3 clinical trials of beloranib, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of beloranib could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We initiated a Phase 2a clinical trial of beloranib as a treatment for hypothalamic injury-associated obesity in June 2014. We initiated our Phase 3 clinical program of beloranib as a treatment for obesity and hyperphagia in patients with PWS in the United States in September 2014, as the first of two planned Phase 3 clinical trials. We are planning to initiate our second Phase 3 trial in Europe in patients with PWS in the middle of 2015. We also plan to commence a Phase 2b clinical trial of beloranib as a treatment for severe obesity in the general population in the fourth quarter of 2014. Despite the guidance received from, and to be received from, these regulatory authorities, both the FDA and the European regulatory authorities can change their positions on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of beloranib. We do not know whether any of these Phase 2a, Phase 2b or Phase 3 clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may place a clinical trial on hold on our Phase 2a or Phase 3 clinical trials or may deny permission to proceed with any other clinical trials we may initiate, ;

•	delays in regulatory filings or receiving regulatory approvals or additional INDs that may be required;

•	negative results from our ongoing pre-clinical studies or the FDA or European regulatory authorities may require additional pre-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, approval to conduct a clinical trial at a prospective site or sites;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;

•	delays in validating the PWS-HQ or any other self-reported measures of hunger and related endpoints utilized in a clinical trial;

•	the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	reports from pre-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues or loss of interest.

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

Changes in regulatory requirements, FDA guidance or guidance from certain European regulatory authorities or unanticipated events during our clinical trials may force us to adjust our clinical program or the FDA or certain European regulatory authorities may impose additional clinical trial requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, but this guidance may be revised in the near future. In March 2012, the FDA’s Endrocrinologic and Metabolic Drugs Advisory Committee met to discuss possible changes to how the FDA evaluates the cardiovascular safety of weight-management drugs. Amendments to our clinical trial protocols would require resubmission to the FDA or certain European regulatory authorities and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials, the commercial prospects for beloranib may be harmed and our ability to generate product revenue will be delayed.

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

The number of patients suffering from PWS and hypothalamic injury-associated obesity is small and has not been established with precision. If the actual number of patients with either of these conditions is smaller than we estimate or if any approval that we obtain is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

There is no current comprehensive patient registry or other method of establishing with precision the actual number of patients with PWS or hypothalamic injury-associated obesity in any geography. Published population studies estimate that the prevalence of PWS in the United States and in the European Union ranges from 1 in 8,000 to 1 in 50,000. Published population studies estimate that the incidence of craniopharyngioma, the leading cause of obesity related to injury to the hypothalamus, is 0.13 to 0.17 per 100,000 per year, or approximately 400 to 500 cases per year in the United States and 650 to 850 cases per year in the European Union. The total addressable market opportunity for beloranib for the treatment of patients with PWS or hypothalamic injury-associated obesity will ultimately depend upon, among other things, the final label for beloranib if approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. If the actual number of patients with PWS or hypothalamic injury-associated obesity is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential markets for beloranib for these indications will be smaller than we anticipate.

In addition, we plan to seek approval of beloranib initially for the treatment of adolescent (12 years of age and older) and adult patients with PWS and in adult patients with hypothalamic injury-associated obesity. We believe that approximately 40-50% of patients with PWS are >12 years of age or older. To support approval for pediatric patients (younger than 12 years of age), we will need to conduct pediatric clinical trials of beloranib for the treatment of these patients with PWS, but we do not yet have plans regarding when these trials will commence. As a result, any FDA approval would likely, at least initially, be limited to use for treating adolescent and adult patients with PWS. This would limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for beloranib, and we intend to rely on third parties to produce commercial supplies of beloranib and pre-clinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of beloranib, or any future product candidates, for use in the conduct of our pre-clinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers, or CMOs to manufacture the active drug substance, sterile drug substance and final drug product must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

We do not control the manufacturing process of, and are completely dependent on, our CMOs to comply with cGMPs for manufacture of drug substance, sterile drug substance and finished drug products. If our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or applicable foreign regulatory agencies, the CMOs will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. While we manage our quality expectations through a regular audit program for our vendors and suppliers, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, our CMOs are engaged with third party vendors to supply and/or manufacture starting materials or components for such CMOs, which exposes our manufacturers to regulatory risks for the production of such materials and components. As a result, failure to satisfy global regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMOs’ facilities generally. If the FDA or an applicable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates.

We are currently in the process of manufacturing finished drug product for resupply of clinical trial materials. Along with drug product, we are directly sourcing two additional components for use in our clinical trial kits. If the manufacturer of either of these components fails to comply with global regulatory requirements, alternate vendors would need to be identified. The manufacturing process is under active development and could change based on delays encountered with manufacturing activities, equipment scheduling and material lead times. Any such delays in the manufacturing of finished drug product could delay our planned clinical trials of beloranib, which could delay, prevent or limit our ability to generate revenue and continue our business.

We do not have long-term supply agreements in place with our contractors, and each batch of beloranib is individually contracted under a quality and supply agreement. CMOs are currently supporting clinical activities, however CMOs that will manufacture commercial GMP batches for beloranib will need to be approved by the FDA and other applicable foreign regulatory agencies, prior to commercialization. We plan to continue to rely upon CMOs to manufacture commercial quantities of beloranib, if approved. Our current scale of manufacturing is adequate to support all of our needs for clinical trial supplies and launch for orphan markets. For peak usage in orphan markets and for indications with larger populations of affected patients, we will need to identify CMOs or partners to produce beloranib on a larger scale.

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

The commercial success of beloranib, if approved by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of beloranib among the medical community, including physicians, patients and healthcare payors. Market acceptance of beloranib, if approved, will depend on a number of factors, including, among others:

•	beloranib’s demonstrated ability to treat obesity and hyperphagia in patients with PWS, hypothalamic injury-associated obesity, or severe obesity in the general population and, if required by any applicable regulatory authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available weight loss therapies, devices or surgeries;

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of beloranib, including as compared with other treatments for severely obese patients;

•	the prevalence and severity of any adverse side effects associated with beloranib, such as nausea, vomiting, headaches and difficulty sleeping or falling asleep;

•	limitations or warnings contained in the labeling approved for beloranib by the FDA or EMA;

•	availability of alternative treatments, including a number of competitive obesity therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of beloranib through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. In our recently completed Phase 2a clinical trials, the main adverse events, or AEs, including those leading to premature treatment discontinuation, in patients dosed with beloranib, have been sleep disturbances, principally manifested as delayed onset of sleep, as well as nausea and vomiting.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. There have been no serious adverse events, or SAEs, attributed to beloranib in our clinical trials. However, SAEs that are not characterized by clinical investigators as possibly related to beloranib or SAEs that occur in small numbers may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of SAEs will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA or other regulatory authorities. The FDA or other regulatory authorities may not agree with our methods of analysis or our interpretation of the results.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with beloranib, such as adverse events of unanticipated severity or frequency, or problems with the facility where beloranib is manufactured, a regulatory agency may impose restrictions on beloranib, the manufacturer or us, including requiring withdrawal of beloranib from the market or suspension of manufacturing. If we, or the manufacturing facilities for beloranib fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

There are no current pharmacological treatments for regulating hunger and hyperphagia-related behaviors of patients with PWS or patients with hypothalamic injury-associated obesity, and bariatric surgery is contraindicated in patients with PWS and is not frequently employed in patients with hypothalamic injury-associated obesity. We are aware of a clinical trial currently recruiting patients by Ferring Pharmaceuticals, Inc. to evaluate the use of carbetocin, an analogue of a brain peptide hormone oxytocin hypothesized to increase trust, reduce anxiety and improve behavior in patients with PWS. We also are aware of a clinical trial being conducted by Essentialis, Inc. to evaluate the safety and tolerability of controlled-release diazoxide in patients with PWS and to explore the effects of diazoxide on hyperphagia-related behaviors and energy expenditure. We are aware of an exploratory trial being planned, or in its early phase of execution, by Rhythm Pharmaceuticals to evaluate the effect of treatment with RM-493, a melanocortin receptor agonist, in patients with PWS. In addition, any of our competitors may develop a drug to treat patients with PWS at any time. We are not aware of any clinical trials of drugs specifically targeting patients with hypothalamic injury-associated obesity.

Our potential competitors in the severe obesity market include bariatric surgery providers, and, in addition, other potential approaches which utilize various implantable devices or surgical tools are in development, by companies such as Allergan, Inc., Boston Scientific Corporation, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson and Medtronic, Inc. In addition, beloranib will compete with orlistat, phentermine/topiramate and lorcaserin, three recently approved and currently marketed pharmaceutical products in the United States for the treatment of obesity, and several older agents, indicated for short-term administration, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Orlistat is marketed in the United States by the Roche Group under the brand name Xenical and over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name alli. In June 2013, Arena Pharmaceuticals, Inc. launched its lorcaserin product, which is marketed in the United States under the name Belviq and in September 2012, Vivus, Inc. commercially launched its combination product, phentermine/topiramate, under the trade name Qsymia. In October 2014 Takeda Pharmaceuticals U.S.A., Inc. and Orexigen® Therapeutics, Inc. launched Contrave® (naltrexone HCI and bupropion HCI) extended-release tablets for chronic weight management in obese adults. Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late-stage clinical development. Other companies pursuing pharmaceutical treatments for obesity include Neurosearch A/S, Novo Nordisk A/S and Takeda Pharmaceutical Company Limited.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize beloranib in foreign markets for which we may rely on collaborations with third parties. If we commercialize beloranib in foreign markets, we would be subject to additional risks and uncertainties, including:

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

In addition to the development of beloranib, we may pursue development of our other early-stage development programs. None of our other potential product candidates has commenced any clinical trials, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of beloranib, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

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

As of September 30, 2014, we own four issued U.S. patents, seven pending U.S. patent applications and foreign counterpart applications, and one Patent Cooperation Treaty, or PCT, application that will allow us to seek corresponding protection worldwide, all of which relate to beloranib. We have a license to two U.S. issued patents, one with corresponding issued foreign counterpart patents that also relate to beloranib. We also co-own one patent application relating to methods of using beloranib with an option to exclusively license the co-owner rights.

As of September 30, 2014, we own nine pending U.S. patent applications with pending foreign counterpart applications and three PCT patent applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitor program. Of these, one pending U.S. patent application with pending foreign counterpart patent applications and one PCT patent application relate to our early-stage product candidate ZGN-839.

As of September 30, 2014, we own one issued U.S. patent, two pending U.S. patent applications with pending foreign counterpart patent applications, one pending PCT patent application and two U.S. provisional patent applications that relate to our second-generation injectable MetAP2 inhibitor program.

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

The United States has recently enacted and is currently implementing the America Invents Act of 2011, which is wide-ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

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

As of September 30, 2014, we had 18 full-time employees and one part-time employee, and we expect to increase our number of employees and the scope of our operations as we advance beloranib into later clinical trials. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of beloranib. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize beloranib, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We maintain product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for beloranib, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

During the course of preparing for our initial public offering, or IPO, we determined that material adjustments to various accounts were necessary, which required us to restate our consolidated financial statements as of and for the year ended December 31, 2011 and for the period from inception (November 22, 2005) through December 31, 2011 that had been previously audited by another independent audit firm. These adjustments leading to a restatement of those consolidated financial statements led us to conclude that we had material weaknesses in internal control over financial reporting as of December 31, 2011 as follows: (i) we did not maintain effective controls over accounting policies and application of GAAP—specifically, we did not maintain and communicate sufficient accounting policies, which limited our ability to make accounting decisions and to detect and correct accounting errors; and (ii) we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards of $10.5 million and $8.2 million, respectively. Our federal net operating loss carryforwards begin to expire in 2026, and our state net operating loss carryforwards began to expire in 2014. As of December 31, 2013, we also had federal and state research and development tax credit carryforwards of $4.7 million and $1.3 million, respectively, which begin to expire in 2026 and 2021, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of our IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing beloranib, which is currently in Phase 3 clinical development for one indication. We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and our IPO and have incurred losses in each year since our inception. Our net losses were $25.5 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $94.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib and ZGN-839, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of beloranib and development of ZGN-839 and of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for beloranib, we will incur significant sales, marketing and outsourced manufacturing expenses. Now that we are a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of September 30, 2014, our cash and cash equivalents were $127.0 million, which will be sufficient to fund our current operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our IPO was completed on June 24, 2014 at a price of $16.00 per share. Therefore, there has been a public market for our common stock for only a short period of time. Although our common stock is listed on the NASDAQ Global Market, an active public market for our common stock may not develop or be sustained.

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

Our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with Third Rock Ventures, or TRV, investment funds affiliated with Alta Partners, or Alta, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of greater than 60% of our outstanding common stock as of September 30, 2014. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

A significant number of our outstanding shares are subject to a180-day contractual lock-up and other legal restrictions on resale pursuant to lock-up agreements that our officers, directors and a significant majority of our stockholders executed in connection with our IPO. If these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the expiration of the lock-up period, the trading price of our common stock could decline significantly and could decline below the IPO price.

After the lock-up agreements expire, based upon the number of shares of common stock outstanding as of September 30, 2014, up to an additional 15,799,051 shares of common stock will be eligible for sale in the public market, of which 11,625,778 shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of September 30, 2014, 3,946,574 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Subsequent to our IPO, the holders of approximately 15,132,026 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market our common stock.

We will have broad discretion in how we use the net proceeds from our IPO. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of the net proceeds from our IPO. We intend to use the net proceeds from the IPO to advance clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS and hypothalamic injury-associated obesity, to advance the clinical development of beloranib as a treatment for severe obesity in the general population, to continue the development of ZGN-839 and to fund new and ongoing research and development activities, working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, capital expenditures and the costs of operating as a public company. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on any of the exemptions available under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Upon the closing of our IPO, all of the outstanding shares of our redeemable convertible preferred stock were converted into 15,132,026 shares of common stock. The shares of common stock issued pursuant to such conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

No underwriters were used in the foregoing transactions.

Use of Proceeds from IPO

On June 24, 2014, we closed the sale of 6,900,000 shares of common stock to the public (inclusive of 900,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters) at a price of $16.00 per share, before underwriting discounts and commissions. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-195391), which was filed with the SEC on April 18, 2014 and amended subsequently and declared effective by the SEC on June 18, 2014, and Form S-1MEF (File No. 333-196891), which was filed with the SEC on June 18, 2014 and automatically effective upon filing. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Leerink Partners LLC and Cowen and Company, LLC acted as joint book-running managers of the offering, and Canaccord Genuity Inc. and JMP Securities LLC acted as co-managers of the offering.

We raised approximately $102.7 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.7 million. We also incurred other offering costs of approximately $2.5 million. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 19, 2014 pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy, and as of September 30, 2014, the entire amount of the net proceeds is included as cash and cash equivalents.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAFGN, INC.

November 13, 2014	By:	/s/ Thomas E. Hughes
Thomas E. Hughes
Chief Executive Officer (Principal Executive Officer)

November 13, 2014	By:	/s/ Patricia L. Allen
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