Form 10-Q
period 2015-03-31
ZAFGEN, INC.
filed 2015-05-14
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 26,894,157 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Zafgen, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Zafgen, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$106,934	$58,103
Marketable securities	127,267	57,359
Tax incentive receivable	391	391
Prepaid expenses and other current assets	1,734	1,345

Total current assets	236,326	117,198
Property and equipment, net	101	79
Tax incentive receivable	205	—
Other assets	89	242

Total assets	$236,721	$117,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,404	$2,348
Accrued expenses	4,034	3,172
Notes payable, current	2,093	1,381

Total current liabilities	9,531	6,901
Notes payable, net of discount, long-term	5,521	6,177

Total liabilities	15,052	13,078

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized at March 31, 2015 and December 31, 2014; 26,856,329 and 22,879,160 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	340,538	209,838
Accumulated deficit	(118,857)	(105,385)
Accumulated other comprehensive loss	(39)	(35)

Total stockholders’ equity	221,669	104,441

Total liabilities and stockholders’ equity	$236,721	$117,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$—	$—

Operating expenses:
Research and development	10,215	3,275
General and administrative	3,025	1,246

Total operating expenses	13,240	4,521

Loss from operations	(13,240)	(4,521)

Other income (expense):
Interest income	39	—
Interest expense	(213)	(2)
Foreign currency transaction gains (losses), net	(58)	65

Total other income (expense), net	(232)	63

Net loss	(13,472)	(4,458)
Accretion of redeemable convertible preferred stock to redemption value	—	(49)

Net loss attributable to common stockholders	$(13,472)	$(4,507)

Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(6.18)

Weighted average common shares outstanding, basic and diluted	25,615,282	729,391

Comprehensive loss:
Net loss	$(13,472)	$(4,458)
Other comprehensive loss:
Unrealized loss on marketable securities	(4)	—

Total other comprehensive loss	(4)	—

Total comprehensive loss	$(13,476)	$(4,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,472)	$(4,458)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,057	176
Non-cash interest expense	16	—
Depreciation expense	5	3
Unrealized foreign currency transaction (gains) losses	24	(42)
Premium on purchases of marketable securities	(341)	—
Amortization of premium on marketable securities	131	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(389)	(44)
Tax incentive receivable	(229)	506
Accounts payable	1,121	(511)
Accrued expenses	990	350

Net cash used in operating activities	(11,087)	(4,020)

Cash flows from investing activities:
Purchase of marketable securities	(98,952)	—
Proceeds from maturities of marketable securities	29,250	—
Purchases of property and equipment	(27)	(5)

Net cash used in investing activities	(69,729)	(5)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	442
Proceeds from issuance of notes payable, net of issuance costs	—	7,376
Proceeds from exercise of common stock options and issuance of common stock pursuant to employee stock purchase plan	76	—
Proceeds from public offering, net	129,571	—
Payments of deferred offering costs	—	(827)

Net cash provided by financing activities	129,647	6,991

Net increase in cash and cash equivalents	48,831	2,966
Cash and cash equivalents at beginning of period	58,103	35,517

Cash and cash equivalents at end of period	$106,934	$38,483

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption values	$—	$49

Deferred offering costs included in accounts payable and accrued expenses	$—	$362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc. (the “Company”) was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Zafgen is focused on developing novel therapeutics that treat the underlying biological mechanisms through the Methionine Aminopeptidase 2 (“MetAP2”) pathway. Beloranib, the Company’s lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome and obesity caused by hypothalamic injury, including craniopharyngioma-associated obesity; and severe obesity in the general population. Zafgen is also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis (“NASH”) and abdominal obesity. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

On January 28, 2015, the Company completed a follow-on offering of its common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. The Company received net proceeds from the follow-on offering of $129,571 based upon the price of $35.00 per share after deducting underwriting discounts and commissions, and offering expenses of $473.

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of March 31, 2015 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2015 and 2014 have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock prior to the IPO and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value at March 31, 2015 and December 31, 2014, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,179	$4,179	$—	$—
U.S. government securities	4,700	—	4,700	—
Corporate bonds	3,503	—	3,503	—

Total cash equivalents	12,382	4,179	8,203	—

Marketable securities:
U.S. government securities	80,085	—	80,085	—
Corporate bonds	40,187	—	40,187	—
Commercial paper	6,995	—	6,995	—

Total marketable securities	127,267	—	127,267	—

Total cash equivalents and marketable securities	$139,649	$4,179	$135,470	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$14,742	$14,742	$—	$—
U.S. government securities	27,767	—	27,767	—

Total cash equivalents	42,509	14,742	27,767	—

Marketable securities:
U.S. government securities	34,191	—	34,191	—
Corporate bonds	22,168	—	22,168	—
Commercial paper	1,000	—	1,000	—

Total marketable securities	57,359	—	57,359	—

Total cash equivalents and marketable securities	$99,868	$14,742	$85,126	$—

During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting discount rates currently available to the Company.

Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities (due within 1 year)	$80,098	$—	$(13)	$80,085
Corporate bonds (due within 1 year)	37,752	—	(22)	37,730
Corporate bonds (due after 1 year through 2 years)	2,460	—	(3)	2,457
Commercial paper (due within 1 year)	6,996	—	(1)	6,995

	$127,306	$—	$(39)	$127,267

	December 31, 2014
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities (due within 1 year)	$34,200	$—	$(9)	$34,191
Corporate bonds (due within 1 year)	18,716	—	(18)	18,698
Corporate bonds (due after 1 year through 2 years)	3,478	—	(8)	3,470
Commercial paper (due within 1 year)	1,000	—	—	1,000

	$57,394	$—	$(35)	$57,359

Income (Loss) Per Share

Upon the closing of the Company’s IPO in June 2014, all of the Company’s outstanding redeemable convertible preferred shares were converted into shares of common stock. Prior to this conversion, the Company followed the two-class method when computing net income (loss) per share as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred shares contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company reported a net loss or a net loss attributable to common stockholders resulting from dividends or accretion related to its redeemable convertible preferred shares.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2015 and 2014.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(13,472)	$(4,458)
Accretion of redeemable convertible preferred stock to redemption value	—	(49)

Net loss attributable to common stockholders	$(13,472)	$(4,507)

Denominator:
Weighted average common shares outstanding, basic and diluted	25,615,282	729,391

Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(6.18)

The following common stock equivalents outstanding (prior to consideration of the treasury stock method) as of March 31, 2015 and 2014, were excluded from the computation of diluted net loss per share for the three months ended March 31, 2015 and 2014, because they had an anti-dilutive impact:

	As of March 31,
	2015	2014
Options to purchase common stock	2,589,767	1,513,353
Unvested restricted common stock	3,870	—

	2,593,637	1,513,353

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued payroll and related expenses	$543	$1,239
Accrued research and development expenses	2,828	1,180
Accrued professional fees	371	585
Accrued other	292	168

	$4,034	$3,172

4. Notes Payable

The Company has outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial (the “Credit Facility”) entered into in March 2014. All promissory notes issued under the Credit Facility are collateralized by substantially all of the Company’s personal property, other than intellectual property. There are no financial covenants associated with the debt facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in the Company’s intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions. As of March 31, 2015 and December 31, 2014, notes payable consist of the following:

	March 31, 2015	December 31, 2014
Notes payable	$7,500	$7,500
Less: current portion	(2,093)	(1,381)

Notes payable, net of current portion	5,407	6,119
Debt discount, net of accretion	(67)	(79)
Accretion related to final payment	181	137

Notes payable, net of discount, long term	$5,521	$6,177

As of March 31, 2015, estimated future principal payments due are as follows:

Years Ending December 31,
2015	$1,381
2016	2,936
2017	3,183

$7,500

During the three months ended March 31, 2015 and 2014, the Company recognized $213 and $2, respectively, of interest expense related to the Credit Facility. The effective annual interest rate of the outstanding debt under the Credit Facility is approximately 14%.

5. Stockholders’ Equity

In January 2015, the Company completed a follow-on offering resulting in the sale of 3,942,200 common shares at $35.00 per share, including 504,200 shares related to the exercise of the over-allotment option by the underwriters. Net proceeds were $129,571 after deducting underwriting discounts and commissions, and offering expenses of $473.

6. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of March 31, 2015, 1,970,599 shares are available for grant under the 2014 Stock Option and Incentive Plan, including 915,166 shares automatically added to the 2014 Stock Option and Incentive Plan on January 1, 2015 as a result of a provision in the plan, and 262,136 shares are available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended March 31,
	2015	2014
Research and development	$404	$69
General and administrative	653	107

	$1,057	$176

As of March 31, 2015, the Company had an aggregate of $26,317 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.7 years. As of March 31, 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 10,683 shares of common stock.

7. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years.

Future minimum lease payments for its operating lease as of March 31, 2015 are as follows:

Years Ending December 31,
2015	$172
2016	235
2017	139

$546

In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend the lease for three additional years each. As a result payments under operating lease will increase by $70 in 2015, $100 in 2016 and $60 in 2017.

During the three months ended March 31, 2015 and 2014, the Company recognized $58 and $25, respectively, of rental expense related to office space.

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented compounds and related know-how for beloranib under licensing agreements with two third parties in the course of its research and development activities. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. The Company is also responsible for patent prosecution costs.

As of March 31, 2015, the Company is obligated to make milestone payments of up to $12,250 upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals, and up to $12,500 upon reaching certain product commercialization milestones. Under one of the license agreements, the Company is also obligated to pay up to $1,250 with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2015, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2015.

8. Retirement Plan

The Company has a Savings Incentive Match Plan for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended March 31, 2015 and 2014, the Company recognized $45 and $13, respectively, of expense related to its contributions to this plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the three months ended March 31, 2015 and 2014, $229 and $26, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended March 31, 2015 and 2014, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains (losses) of $(24) and $42, respectively, related to this tax incentive receivable. As of March 31, 2015 and December 31, 2014, the Company’s tax incentive receivable from the Australian government was $596 and $391, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 25, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under the Risk Factors section.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Beloranib, our lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO, including craniopharyngioma-associated obesity; and severe obesity in the general population. We are also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity.

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

On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $129.6 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions, and offering expenses of $0.5 million.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $118.9 million as of March 31, 2015. Our net loss was $13.5 million for the three months ended March 31, 2015 and $36.5 million for the year ended December 31, 2014. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS through our Phase 3 clinical trials;

•	advance the clinical development of beloranib as a treatment for patients with HIAO;

•	initiate Investigational New Drug Application, or IND, enabling studies and clinical development of ZGN-839 and our second-generation Methionine Aminopeptidase 2, or MetAP2, inhibitors;

•	advance the clinical development of beloranib as a treatment for severe obesity in the general population through a Phase 2b clinical trial;

•	seek to identify additional indications for beloranib;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash and cash equivalents and marketable securities as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. See “—Liquidity and Capital Resources.”

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, commercial, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

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

Interest expense. Interest expense relates to outstanding borrowings under a credit facility that we entered into on March 31, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs, the accretion of debt discount relating to the credit facility, and a fee which was due to the lender upon the completion of our IPO.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	10,215	3,275	6,940
General and administrative	3,025	1,246	1,779

Total operating expenses	13,240	4,521	8,719

Loss from operations	(13,240)	(4,521)	(8,719)

Other income (expense):
Interest income	39	—	39
Interest expense	(213)	(2)	(211)
Foreign currency transaction gains (losses), net	(58)	65	(123)

Total other income (expense), net	(232)	63	(295)

Net loss	$(13,472)	$(4,458)	$(9,014)

Research and development expenses

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$2,530	$1,357	$1,173
Clinical trials	3,265	294	2,971

Subtotal	5,795	1,651	4,144
ZGN-839 and other early stage development activities	1,983	220	1,763

Subtotal	7,778	1,871	5,907

Unallocated expenses:
Personnel related	1,596	581	1,015
Consultants	579	729	(150)
Other	262	94	168

Subtotal	2,437	1,404	1,033

Total research and development expenses	$10,215	$3,275	$6,940

Research and development expenses for the three months ended March 31, 2015 increased $6.9 million compared to the three months ended March 31, 2014. The increase was primarily due to increased costs of $4.1 million associated with our beloranib program, $1.8 million associated with ZGN-839 and other early-stage development programs (consisting of our second-generation MetAP2 inhibitors), and $1.0 million in our unallocated expenses. Of the increase in our beloranib program, pre-clinical and manufacturing costs increased by $1.2 million over the prior period primarily as a result of increased costs for toxicology studies required for our Planned New Drug Application, or NDA, submission. Additionally, clinical trial expenses for beloranib increased by $3.0 million period over period as a result of timing of our clinical trials in 2015 and 2014. As of March 31, 2015, we had two ongoing clinical trials, our Phase 2 trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 trial in patients with PWS. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. In the first quarter of 2014 we did not have any ongoing clinical trials but were preparing for upcoming clinical trials. Costs related to ZGN-839 and other early-stage development programs increased in 2015 as a result of our increased focus on our early-stage programs in 2015. Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $1.0 million of which salary expense increased $0.4 million, bonus expense increased $0.1 million and stock-based compensation expense increased $0.3 million. These increases resulted primarily from an increase in hiring. Between April 1, 2014 and March 31, 2015, we hired 10 new employees in research and development.

General and administrative expenses

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Personnel related	$1,475	$534	$941
Professional fees	1,064	585	479
Travel and other	486	127	359

Total general and administrative expenses	$3,025	$1,246	$1,779

General and administrative expenses for the three months ended March 31, 2015 increased $1.8 million compared to the three months ended March 31, 2014. The increase was primarily due to increased personnel related costs of $0.9 million, increased professional fees of $0.5 million and increased travel and other related costs of $0.4 million period over period. Personnel related costs increased period over period primarily due to hiring additional employees and granting stock-based awards to our new hires and existing employees. Of the increase in personnel related costs, salary expense increased $0.2 million and stock-based compensation expense increased $0.5 million. The increase in stock-based compensation was due to granting additional stock-based awards as well as an increase in the value of the awards. Professional fees increased primarily due to increased accounting and legal fees to support our operating as a public company and costs incurred for market research studies. Travel and other costs increased $0.4 million primarily due to increased insurance expense, travel, and information technology-related expenses to support our operating as a public company.

Other income (expense), net

Interest expense. Interest expense for the three months ended March 31, 2015 and 2014 was related to interest expense on our outstanding borrowings under the credit facility that we entered into on March 31, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings of $0.2 million, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility.

Foreign currency transaction gains (losses), net. We had a small amount of foreign currency transaction losses for the three months ended March 31, 2015 compared to a small amount of foreign currency transaction gains for the three months end March 31, 2014. Foreign currency transactions gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the movements of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents and marketable securities totaling $234.2 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk. Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2015, we had an accumulated deficit of $118.9 million. From inception to our IPO, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. In June 2014, we completed an IPO of common stock with net proceeds of $100.2 million, after deducting underwriting discounts and commissions, and offering expenses. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $129.6 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions, and offering expenses.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(11,087)	$(4,020)
Cash used in investing activities	(69,729)	(5)
Cash provided by financing activities	129,647	6,991

Net increase in cash and cash equivalents	$48,831	$2,966

Net cash used in operating activities

During the three months ended March 31, 2015, operating activities used $11.1 million of cash, primarily resulting from our net loss of $13.5 million, partially offset by cash provided by changes in our operating assets and liabilities of $1.5 million and non-cash charges of $1.2 million. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2015 consisted primarily of a $2.1 million increase in accounts payable and accrued expenses, partially offset by an increase of $0.4 million in prepaid expenses and other current assets and a $0.2 million increase in our research and development tax incentive receivable from the Australian government. Our net non-cash charges during the three months ended March 31, 2015 consisted primarily of stock-based compensation expense of $1.1 million.

During the three months ended March 31, 2014, operating activities used $4.0 million of cash, primarily resulting from our net loss of $4.5 million, partially offset by cash provided by changes in our operating assets and liabilities of $0.3 million and non-cash charges of $0.1 million. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2014 consisted primarily of a $0.5 million decrease in our research and development tax incentive receivable from the Australian government and a $0.3 million increase in accrued expenses, partially offset by a $0.5 million decrease in accounts payable. In the three months ended March 31, 2014, we collected the $0.6 million tax incentive receivable recorded as of December 31, 2012. Our net non-cash charges during the three months ended March 31, 2014 consisted primarily of stock-based compensation expense of $0.2 million, partially offset by unrealized foreign currency transaction gains.

Our cash provided by operating activities is generally affected by the amount of our net loss, changes in operating asset accounts and add-backs of non-cash expense items such as stock-based compensation expense and unrealized foreign currency gains and losses. Our net losses were primarily attributed to research and development activities related to our beloranib and ZGN-839 programs and our general and administrative expenses, as we had no revenue in the periods. Changes in our operating asset accounts are generally driven by the level of operating activity and timing of payments to our vendors.

Net cash used in investing activities

During the three months ended March 31, 2015 and 2014, net cash used in investing activities was $69.7 million and $5,000, respectively. During the three months ended March 31, 2015, we used $99.0 million to purchase marketable securities, which was partially offset by proceeds from the maturities of marketable securities of $29.3 million. During the three months ended March 31, 2015 and 2014, we used a small amount of cash for the purchases of property and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2015, net cash provided by financing activities was $129.6 million primarily as a result of proceeds of $129.6 million from our IPO, net of underwriting discounts and commissions and offering costs.

During the three months ended March 31, 2014, net cash provided by financing activities was $7.0 million as a result of net proceeds of $7.4 million from the issuance of debt and $0.4 million from issuances of our Series E redeemable convertible preferred stock, both partially offset by payments of $0.8 million of deferred offering costs in anticipation of our planned initial public offering that we completed in June 2014.

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

We expect that our existing cash and cash equivalents and marketable securities as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of beloranib, ZGN-839 and our second-generation MetAP2 inhibitors and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our common stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs of beloranib, ZGN-839 or our second-generation MetAP2 inhibitors or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market beloranib, ZGN-839 or our second-generation MetAP2 inhibitors that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2015, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 25, 2015.

In March 2015, we entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend the lease for three additional years each. As a result payments under operating lease will increase by $0.1 million in each of 2015, 2016 and 2017.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 25, 2015, the following accounting policies involve the most judgment and complexity:

•	accrued research and development costs; and

•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of March 31, 2015 consisted of cash, government securities, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $0.1 million were recorded for the three months ended March 31, 2015.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of March 31, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the three months ended March 31, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by less than $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of March 31, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have only one product candidate, beloranib, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Beloranib, which is currently in Phase 3 clinical development as a treatment for obesity and hyperphagia in Prader-Willi syndrome, or PWS, Phase 2 clinical development for hypothalamic injury-associated obesity, or HIAO, and Phase 2b clinical development for severe obesity in the general population, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidates, including ZGN-839, are still in pre-clinical development stages. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that beloranib or any other of our product candidates will be successfully developed or commercialized.

We are not permitted to market beloranib in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We recently completed three Phase 2 clinical trials of beloranib, one in patients with PWS, one in patients with HIAO and one in severely obese patients. We expect that the FDA will require us to conduct at least one pivotal trial in order to submit an NDA for beloranib as a treatment for patients with PWS and HIAO. However, meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. We expect that the FDA will also require us to complete our ongoing Phase 2b clinical trial and at least two Phase 3 clinical trials to submit an NDA for beloranib as a treatment for severe obesity in the general population, and may require that we conduct a cardiovascular outcomes trial. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials for a one-year duration.

We initiated our Phase 3 clinical program, which is planned to consist of two Phase 3 clinical trials, of beloranib in patients with PWS, with the first Phase 3 trial in the United States, also referred to as the bestPWS clinical trial, having started in September 2014. We achieved our patient enrollment target of 102 patients in our first Phase 3 trial in May 2015. We plan to initiate our second Phase 3 clinical trial of beloranib in patients with PWS in the European Union in the middle of 2015. We continue to engage in discussions with applicable regulatory authorities to determine if our proposed Phase 3 clinical trials will be sufficient to support an NDA submission to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and other regulatory agencies seeking approval of beloranib for the treatment of obesity and hyperphagia in patients with PWS. Prior to initiation of our Phase 3 clinical program for beloranib in patients with PWS, we submitted pre-clinical animal studies and clinical trial results for the FDA’s review, and have several additional studies to complete or that need further evaluation, including a human factors study to demonstrate patients’ ability to correctly use the syringe device for dispensing beloranib, an abuse potential study and rat and mouse carcinogenicity studies. However, the FDA may require additional pre-clinical animal studies or clinical studies. We also initiated a Phase 2b clinical trial of beloranib as a treatment for severe obesity in the general population in patients who also have type 2 diabetes.

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

Accordingly, obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA and certain European regulatory authorities may delay, limit or deny approval of beloranib for many reasons, including, among others:

•	we may not be able to demonstrate that beloranib is safe and effective in treating obesity and hyperphagia in patients with PWS, obesity in patients with HIAO or severe obesity in the general population, to the satisfaction of the FDA and certain European regulatory authorities;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and certain European regulatory authorities for marketing approval;

•	the FDA and certain European regulatory authorities may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and certain European regulatory authorities may require that we conduct additional clinical trials or pre-clinical studies;

•	the FDA and certain European regulatory authorities may not approve the formulation, labeling or specifications of beloranib;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and certain European regulatory authorities may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that beloranib’s clinical and other benefits outweigh its safety risks;

•	the FDA and certain European regulatory authorities may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and certain European regulatory authorities may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA and certain European regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and certain European regulatory authorities may change their approval policies or adopt new regulations.

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

Positive results from our Phase 1 and Phase 2 clinical trials of beloranib may not necessarily be predictive of the results from required later-stage clinical trials. Similarly, even if we are able to complete our Phase 2b or Phase 3 clinical trials of beloranib according to our current development timeline, the positive results from our Phase 1 and Phase 2a clinical trials of beloranib may not be replicated in our Phase 2b or Phase 3 clinical trial results. The design of our Phase 3 clinical program of beloranib as a treatment for obesity and hyperphagia in patients with PWS differs in several aspects from our recently completed Phase 2a clinical trial for PWS. For example, patients with PWS will not be limited to living in closely-controlled PWS-specific group homes like they were in our Phase 2a clinical trial but will be predominantly living in family homes. In addition, patients with PWS will be treated with beloranib for substantially longer than four weeks and our U.S. Phase 3 extension trial, European Phase 3 trial for PWS and all subsequent Phase 2 and 3 studies will test a pre-filled diluent syringe instead of single use glass vials, which were used in our Phase 2a and U.S. Phase 3 clinical trials. One of the Phase 3 clinical trials will be conducted in Europe, where we have not previously conducted clinical trials. Based on an ongoing dialogue with the FDA, we have recently finalized our plan regarding the statistical analysis of primary efficacy endpoints for the bestPWS clinical trial. Both hyperphagia-related behaviors and body weight will be the co-primary efficacy endpoints and will be evaluated at a significance level of p-value less than 0.05. In our Phase 2a clinical trial for PWS we saw statistically significant improvements in body mass and fat mass; body weight was also reduced, but not to a statistically significant level. Later-stage clinical trials will utilize highly rigorous statistical analyses. For example, the results of our Phase 2a clinical trial for severe obesity were based on a per protocol analysis of patients who completed the 12-week dosing in the clinical trial. Later-stage clinical trials will be evaluated based on an intent-to-treat analysis that includes all patients randomized in the clinical trial, regardless of whether they complete treatment, which may lead to different results. Moreover, if we fail to validate a caregiver-administered PWS-specific hyperphagia-related behaviors questionnaire, or PWS-HQ, in time for it to be an effective tool to support the data from our Phase 3 clinical trials, our Phase 3 clinical program and, in turn, our regulatory filing may be delayed until we validate the tool or develop and test a new one. This can be a lengthy process.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize beloranib. As a result, our financial results and the commercial prospects for beloranib in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

In addition, we plan to seek approval of beloranib initially for the treatment of adolescent and adult patients, 12 years of age and older, with PWS and adolescent and adult patients with HIAO. We believe that approximately 40-50% of patients with PWS are 12 years of age or older. We are currently engaged in early discussions with the FDA and EMA regarding plans for development of beloranib for the treatment of pediatric patients under the age of 12. To support approval for pediatric patients (younger than 12 years of age) we will need to conduct pediatric clinical trials of beloranib for the treatment of these patients with PWS, but we do not yet have plans regarding when these trials will commence. As a result, any FDA approval would likely, at least initially, be limited to use for treating adolescent and adult patients with PWS or adolescent and adult patients with HIAO. This would limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability.

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

We control our clinical trial supply chain by periodically meeting to assess clinical trial material needs and status of supply. Clinical trial materials are forecasted on a six month rolling basis taking into account enrollment rates, number of sites, component inventory and clinical kit shelf-life. The clinical supply forecast is maintained internally and used to aid in decision making for cGMP manufacturing as well as clinical kit packaging and labeling. In addition, the CRO we employ maintains an inventory of all clinical kits that are allocated for a clinical trial as well as all components needed for the clinical kits. Our cross-functional internal working group discusses inventory on a regular basis. Distribution of kits to clinical sites is controlled via a validated system thus helping to manage inventory at the CRO. Resupply of finished drug product is in progress at our drug product CMO. The manufacturing process is under active development and is not yet validated. Any delays encountered with manufacturing activities, CMO scheduling, or raw material supply could delay the manufacturing of finished drug product.

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

The commercial success of beloranib, if approved by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of beloranib among the medical community, including physicians, patients and healthcare payors. Market acceptance of beloranib, if approved, will depend on a number of factors, including, among others:

•	beloranib’s demonstrated ability to treat obesity and hyperphagia in patients with PWS, obesity in patients with HIAO, or patients with severe obesity in the general population and, if required by any applicable regulatory authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available weight loss therapies, devices or surgeries;

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of beloranib, including as compared with other treatments for severely obese patients;

•	the prevalence and severity of any adverse side effects associated with beloranib, such as nausea, vomiting, headaches and difficulty sleeping or falling asleep;

•	limitations or warnings contained in the labeling approved for beloranib by the FDA, EMA, or other regulatory authorities, such as a Category X limitation;

•	availability of alternative treatments, including a number of competitive obesity therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of beloranib through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. In our recently completed Phase 2 clinical trials of beloranib, the main adverse events, or AEs, including those leading to premature treatment discontinuation, in patients dosed with beloranib, have been dizziness, sleep disturbances, principally manifested as delayed onset of sleep, as well as nausea and vomiting.

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

There are no current pharmacological treatments for regulating hunger and hyperphagia-related behaviors of patients with PWS or hunger of patients with HIAO, and bariatric surgery is contraindicated in patients with PWS and is not frequently employed in patients with HIAO. We are aware of a clinical trial that was recently completed by Ferring Pharmaceuticals, Inc. to evaluate the use of carbetocin, an analogue of a brain peptide hormone oxytocin hypothesized to increase trust, reduce anxiety and improve behavior in patients with PWS. We also are aware of a clinical trial being conducted by Essentialis, Inc. to evaluate the safety and tolerability of controlled-release diazoxide in patients with PWS and to explore the effects of diazoxide on hyperphagia-related behaviors and energy expenditure. We are aware of a Phase 2 trial in its early phase of execution, by Rhythm Pharmaceuticals, Inc. to evaluate the effect of treatment with RM-493, a melanocortin receptor agonist, in patients with PWS. In addition, any of our competitors may develop a drug to treat patients with PWS at any time. We are not aware of any clinical trials of drugs specifically targeting patients with HIAO. Also, Alize Pharma recently started a Phase 2 clinical trial in PWS of AZP-531, its unacylated ghrelin analog.

Other potential competitors in the severe obesity market include bariatric service providers, and other potential approaches which utilize various implantable devices or surgical tools that have been approved by the FDA, such as EnteroMedics Inc.’s recently FDA-approved (January 2015) VBlock Therapy, or that are in development by companies such as Allergan, Inc., Boston Scientific Corporation, Covidien Ltd., GI Dynamics, Inc., Johnson & Johnson and Medtronic, Inc. In addition, beloranib will compete with orlistat, phentermine/topiramate and lorcaserin, approved and currently marketed pharmaceutical products in the United States for the treatment of obesity, and several older agents, indicated for short-term administration, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Orlistat is marketed in the United States by the Roche Group under the brand name Xenical and over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name alli. In June 2013, Arena Pharmaceuticals, Inc. launched its lorcaserin product, which is marketed in the United States under the name Belviq and in September 2012, Vivus, Inc. commercially launched its combination product, phentermine/topiramate, under the trade name Qsymia. In October 2014, Takeda Pharmaceuticals U.S.A., Inc. and Orexigen Therapeutics, Inc. launched Contrave (naltrexone HCI and bupropion HCI) extended-release tablets for chronic weight management in obese adults. In December 2014, the FDA approved Novo Nordisk A/S’s Saxenda for weight management in obese and overweight patients in the presence of at least one related co-morbid condition and in April 2015, Novo Nordisk launched Saxenda. Neurosearch A/S is also pursuing pharmaceutical treatments for obesity.

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

As of April 30, 2015, we owned five issued U.S. patents, six pending U.S. patent applications and foreign counterpart applications, and one Patent Cooperation Treaty, or PCT, application that will allow us to seek corresponding protection worldwide, all of which relate to beloranib. We have a license to two U.S. issued patents, one with corresponding issued foreign counterpart patents, that also relate to beloranib. We also co-own one patent application relating to methods of using beloranib.

As of April 30, 2015, we owned nine pending U.S. patent applications with pending foreign counterpart applications and three PCT patent applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors. Of these, one pending U.S. patent application with pending foreign counterpart patent applications and one PCT patent application relate to our early-stage product candidate ZGN-839.

As of April 30, 2015, we owned one issued U.S. patent, two pending U.S. patent applications with pending foreign counterpart patent applications, one pending PCT patent application and two U.S. provisional patent applications that relate to our second-generation injectable MetAP2 inhibitor program.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2014 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As of April 30, 2015, we had 26 full-time employees and one part-time employee, and as we advance beloranib into later-stage clinical trials, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of beloranib. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize beloranib, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

As a newly public company, we need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing beloranib, which is currently in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO and the treatment of severe obesity in the general population. We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $13.5 million for the three months ended March 31, 2015 and $36.5 million for the year ended December 31, 2014. As of March 31, 2015, we had a deficit accumulated of $118.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib and ZGN-839, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of beloranib and development of ZGN-839 and of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for beloranib, we will incur significant sales, marketing and outsourced manufacturing expenses. Now that we are a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of March 31, 2015, our cash and cash equivalents and marketable securities were $234.2 million. We expect that our cash and cash equivalents will be sufficient to fund our current operations for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to beloranib, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price may fluctuate significantly.

Our IPO was completed on June 24, 2014 at a price of $16.00 per share and our follow-on public offering was completed on January 28, 2015 at a price of $35.00 per share. A public market for our common stock has only been in existence for a short period of time. An active public market for our common stock may not be sustained.

In addition, the market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject is subject to wide fluctuations, and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of April 30, 2015, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with Third Rock Ventures, or TRV, investment funds affiliated with Alta Partners, or Alta, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 53% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have broad discretion in how we use the proceeds of our IPO and our follow-on public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds of our IPO and our follow-on public offering. We intend to use the net proceeds to advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS patients and obesity in patients with HIAO, or patients with severe obesity in the general population and to develop multiple back-up molecules of beloranib as a treatment for severe obesity in the general population, to continue the development and initiate clinical development of ZGN-839, to develop a pen-injector system for eventual commercial use in PWS, HIAO and severe obesity in the general population and to fund new and ongoing research and development activities, working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, capital expenditures, early commercialization activities and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

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

We have not paid dividends on any of our common stock to date and we currently intend to retain all of our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gains for our common stockholders for the foreseeable future. Consequently, in the foreseeable future, our common stockholders will likely only experience a gain from their investment in our common stock if the price of our common stock increases.

If equity research analysts do not continue to publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Upon the closing of our IPO, all of the outstanding shares of our redeemable convertible preferred stock were converted into 15,077,621 shares of common stock. The shares of common stock issued pursuant to such conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

No underwriters were used in the foregoing transactions.

Use of Proceeds from IPO

On June 24, 2014, we closed the sale of 6,900,000 shares of common stock to the public (inclusive of 900,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters) at a price of $16.00 per share, before underwriting discounts. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S-1, which was filed with the SEC on January 31, 2014 (File No. 377-00464) and amended subsequently and declared effective by the SEC on June 18, 2014 (File No. 333-195391), and Form S-1MEF, which was filed with the SEC on June 18, 2014 (File No. 333-196891) and automatically effective upon filing. There has been no change in the use of proceeds from our IPO.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAFGEN, INC.

May 14, 2015	By:	/s/ Thomas E. Hughes
Thomas E. Hughes
Chief Executive Officer (Principal Executive Officer)

May 14, 2015	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Commercial Lease by and between the Company and Contour LLC, dated March 30, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.