Form 10-Q
period 2015-06-30
ZAFGEN, INC.
filed 2015-08-14
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 27,123,465 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our plans to develop and commercialize beloranib as a treatment for obesity that is a co-morbidity of an underlying rare condition such as Prader Willi syndrome; or hypothalamic injury-associated obesity, including craniopharyngioma-associated obesity; or severe obesity in the general population;

•	our ability to advance beloranib into pivotal trials, and successfully complete such clinical trials;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for beloranib and our ability to serve those markets;

•	the rate and degree of market acceptance of beloranib for any indication once approved;

•	our ability to obtain additional financing;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Zafgen, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Zafgen, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$83,573	$58,103
Marketable securities	136,547	57,359
Tax incentive receivable	367	391
Prepaid expenses and other current assets	1,143	1,345

Total current assets	221,630	117,198
Property and equipment, net	215	79
Tax incentive receivable	673	—
Other assets	84	242

Total assets	$222,602	$117,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,297	$2,348
Accrued expenses	4,441	3,172
Notes payable, current	2,820	1,381

Total current liabilities	11,558	6,901
Notes payable, net of discount, long-term	4,851	6,177

Total liabilities	16,409	13,078

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized at June 30, 2015 and December 31, 2014; 27,117,822 and 22,879,160 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	342,839	209,838
Accumulated deficit	(136,613)	(105,385)
Accumulated other comprehensive loss	(60)	(35)

Total stockholders’ equity	206,193	104,441

Total liabilities and stockholders’ equity	$222,602	$117,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	12,526	4,695	22,741	7,970
General and administrative	5,084	1,291	8,109	2,537

Total operating expenses	17,610	5,986	30,850	10,507

Loss from operations	(17,610)	(5,986)	(30,850)	(10,507)

Other income (expense):
Interest income	63	1	102	1
Interest expense	(213)	(443)	(426)	(445)
Foreign currency transaction gains (losses), net	4	28	(54)	93

Total other income (expense), net	(146)	(414)	(378)	(351)

Net loss	(17,756)	(6,400)	(31,228)	(10,858)
Accretion of redeemable convertible preferred stock to redemption value	—	(43)	—	(92)

Net loss attributable to common stockholders	$(17,756)	$(6,443)	$(31,228)	$(10,950)

Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(2.96)	$(1.19)	$(7.51)

Weighted average common shares outstanding, basic and diluted	27,011,960	2,178,465	26,316,619	1,457,931

Comprehensive loss:
Net loss	$(17,756)	$(6,400)	$(31,228)	$(10,858)
Other comprehensive loss:
Unrealized loss on marketable securities	(21)	—	(25)	—

Total other comprehensive loss	(21)	—	(25)	—

Total comprehensive loss	$(17,777)	$(6,400)	$(31,253)	$(10,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(31,228)	$(10,858)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,996	444
Non-cash interest expense	33	19
Depreciation expense	14	6
Unrealized foreign currency transaction losses (gains)	38	(64)
Premium on purchases of marketable securities	(675)	—
Amortization of premium on marketable securities	377	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202	(1,143)
Tax incentive receivable	(687)	459
Accounts payable	2,014	97
Accrued expenses	1,442	791

Net cash used in operating activities	(25,474)	(10,249)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	79,717	—
Purchases of marketable securities	(158,632)	—
Purchases of property and equipment	(150)	(11)
Deposits for leased property	—	(57)

Net cash used in investing activities	(79,065)	(68)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	442
Proceeds from issuance of notes payable, net of issuance costs	—	7,386
Payments of debt offering costs	—	(49)
Proceeds from public offerings, net of commissions and underwriting discounts	130,044	102,672
Payments of public offering costs	(473)	(1,418)
Proceeds from exercise of common stock options and issuance of common stock pursuant to employee stock purchase plan	438	—

Net cash provided by financing activities	130,009	109,033

Net increase in cash and cash equivalents	25,470	98,716
Cash and cash equivalents at beginning of period	58,103	35,517

Cash and cash equivalents at end of period	$83,573	$134,233

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption values	$—	$92

Deferred offering costs included in accounts payable and accrued expenses	$—	$894

Conversion of redeemable preferred stock to common stock	$—	$104,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$304	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc. (the “Company”) was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Zafgen is focused on developing novel therapeutics that treat the underlying biological mechanisms through the Methionine Aminopeptidase 2 (“MetAP2”) pathway. Beloranib, the Company’s lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome and obesity caused by hypothalamic injury, including craniopharyngioma-associated obesity; and severe obesity in the general population. Zafgen is also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis (“NASH”) and abdominal obesity, as well as other second-generation MetAP2 inhibitors. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital.

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

On January 28, 2015, the Company completed a follow-on offering of its common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. The Company received net proceeds from the follow-on offering of $130,044 based upon the price of $35.00 per share after deducting underwriting discounts and commissions. The Company also incurred offering costs of $473 related to the follow-on offering.

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of June 30, 2015 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2015 and 2014 have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value at June 30, 2015 and December 31, 2014, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$61,133	$61,133	$—	$—
Commercial paper	2,000	—	2,000	—

Total cash equivalents	63,133	61,133	2,000	—

Marketable securities:
Corporate bonds	60,831	—	60,831	—
U.S. government securities	49,239	—	49,239	—
Commercial paper	26,477	—	26,477	—

Total marketable securities	136,547	—	136,547	—

Total cash equivalents and marketable securities	$199,680	$61,133	$138,547	$—

During the three and six months ended June 30, 2015, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting discount rates currently available to the Company.

	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$14,742	$14,742	$—	$—
U.S. government securities	27,767	—	27,767	—

Total cash equivalents	42,509	14,742	27,767	—

Marketable securities:
U.S. government securities	34,191	—	34,191	—
Corporate bonds	22,168	—	22,168	—
Commercial paper	1,000	—	1,000	—

Total marketable securities	57,359	—	57,359	—

Total cash equivalents and marketable securities	$99,868	$14,742	$85,126	$—

Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds (due within 1 year)	$57,396	$—	$(48)	$57,348
Corporate bonds (due after 1 year through 2 years)	3,487		(4)	3,483
U.S. government securities (due within 1 year)	49,240	—	(1)	49,239
Commercial paper (due within 1 year)	26,484	—	(7)	26,477

	$136,607	$—	$(60)	$136,547

	December 31, 2014
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities (due within 1 year)	$34,200	$—	$(9)	$34,191
Corporate bonds (due within 1 year)	18,716	—	(18)	18,698
Corporate bonds (due after 1 year through 2 years)	3,478	—	(8)	3,470
Commercial paper (due within 1 year)	1,000	—	—	1,000

	$57,394	$—	$(35)	$57,359

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

The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2015 and 2014.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(17,756)	$(6,400)	$(31,228)	$(10,858)
Accretion of redeemable convertible preferred stock to redemption value	—	(43)	—	(92)

Net loss attributable to common stockholders	$(17,756)	$(6,443)	$(31,228)	$(10,950)

Denominator:
Weighted average of common shares outstanding, basic and diluted	27,011,960	2,178,465	26,316,619	1,457,931

Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(2.96)	$(1.19)	$(7.51)

The following common stock equivalents outstanding (prior to consideration of the treasury stock method) as of June 30, 2015 and 2014, were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014, because they had an anti-dilutive impact:

	As of June 30,
	2015	2014

Options to purchase common stock	2,500,741	1,839,895
Unvested restricted stock	2,903	—

	2,503,644	1,839,895

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its condensed consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued research and development expenses	$2,542	$1,180
Accrued payroll and related expenses	1,256	1,239
Accrued professional fees	519	585
Accrued other	124	168

	$4,441	$3,172

4. Notes Payable

The Company has outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial (the “Credit Facility”) entered into in March 2014. All promissory notes issued under the Credit Facility are collateralized by substantially all of the Company’s personal property, other than intellectual property. There are no financial covenants associated with the debt facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in the Company’s intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions. As of June 30, 2015 and December 31, 2014, notes payable consist of the following:

	June 30, 2015	December 31, 2014
Notes payable	$7,500	$7,500
Less: current portion	(2,820)	(1,381)

Notes payable, net of current portion	4,680	6,119
Debt discount, net of accretion	(56)	(79)
Accretion related to final payment	227	137

Notes payable, net of discount, long term	$4,851	$6,177

As of June 30, 2015, estimated future principal payments due are as follows:

Years Ending December 31,
2015	$1,381
2016	2,936
2017	3,183

$7,500

During the three months ended June 30, 2015 and 2014, the Company recognized $213 and $443, respectively, of interest expense related to the Credit Facility. During the six months ended June 30, 2015 and 2014, the Company recognized $426 and $445, respectively, of interest expense related to the Credit Facility. The effective annual interest rate of the outstanding debt under the Credit Facility is approximately 14%.

5. Stockholders’ Equity

In January 2015, the Company completed a follow-on offering resulting in the sale of 3,942,200 common shares at $35.00 per share, including 514,200 shares related to the exercise of the over-allotment option by the underwriters. The Company received net proceeds from the follow-on offering of $130,044 based upon the price of $35.00 per share after deducting underwriting discounts and commissions. The Company also incurred offering costs of $473 related to the follow-on offering.

6. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and

Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of June 30, 2015, 1,799,099 shares are available for grant under the 2014 Stock Option and Incentive Plan, including 915,166 shares automatically added to the 2014 Stock Option and Incentive Plan on January 1, 2015 as a result of a provision in the plan, and 262,136 shares are available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$738	$99	$1,142	$168
General and administrative	1,201	169	1,854	276

	$1,939	$268	$2,996	$444

As of June 30, 2015, the Company had an aggregate of $28,525 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.5 years. As of June 30, 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 13,552 shares of common stock.

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

Future minimum lease payments for its operating lease as of June 30, 2015 are as follows:

Years Ending December 31,
2015	$163
2016	335
2017	199

$697

During the three months ended June 30, 2015 and 2014, the Company recognized $79 and $27, respectively, of rental expense related to office space. During the six months ended June 30, 2015 and 2014, the Company recognized $137 and $52, respectively, of rental expense related to office space.

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

As of June 30, 2015, the Company is obligated to make milestone payments of up to $12,250 upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals, and up to $12,500 upon reaching certain product commercialization milestones. Under one of the license agreements, the Company is also obligated to pay up to $1,250 with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2015, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2015.

8. Retirement Plan

The Company has a Savings Incentive Match Plan for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended June 30, 2015 and 2014, the Company recognized $34 and $13, respectively, of expense related to its contributions to this plan. During the six months ended June 30, 2015 and 2014, the Company recognized $79 and $26, respectively, of expense related to its contributions to this plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the three months ended June 30, 2015 and 2014, $458 and $47, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, $687 and $73, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended June 30, 2015 and 2014, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains (losses) of $(14) and $22, respectively, related to this tax incentive receivable. For the six months ended June 30, 2015 and 2014, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains (losses) of $(38) and $64, respectively, related to this tax incentive receivable. As of June 30, 2015 and December 31, 2014, the Company’s tax incentive receivable from the Australian government was $1,040 and $391, respectively.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Beloranib, our lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO, including craniopharyngioma-associated obesity; and severe obesity in the general population. We are also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as other second-generation MetAP2 inhibitors.

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

Since our inception in November 2005, we have devoted substantially all of our resources to developing beloranib, ZGN-839, and second-generation MetAP2 inhibitors, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for these operations. Prior to our initial public offering, or IPO, in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. From our inception through December 31, 2014, we have received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO.

On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions. We also incurred offering costs of $0.5 million related to the follow-on offering.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $136.6 million as of June 30, 2015. Our net loss was $31.2 million for the six months ended June 30, 2015 and $36.5 million for the year ended December 31, 2014. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

We expect that our existing cash and cash equivalents and marketable securities as of June 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. See “—Liquidity and Capital Resources.”

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	12,526	4,695	7,831
General and administrative	5,084	1,291	3,793

Total operating expenses	17,610	5,986	11,624

Loss from operations	(17,610)	(5,986)	(11,624)

Other income (expense):
Interest income	63	1	62
Interest expense	(213)	(443)	230
Foreign currency transaction gains (losses), net	4	28	(24)

Total other income (expense), net	(146)	(414)	268

Net loss	$(17,756)	$(6,400)	$(11,356)

Research and development expenses

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$2,329	$2,147	$182
Clinical trials	4,646	900	3,746

Subtotal	6,975	3,047	3,928
ZGN-839 and second-generation MetAP2 inhibitors	2,177	290	1,887

Subtotal	9,152	3,337	5,815

Unallocated expenses:
Personnel related	2,235	609	1,626
Consultants	828	681	147
Other	311	68	243

Subtotal	3,374	1,358	2,016

Total research and development expenses	$12,526	$4,695	$7,831

Research and development expenses for the three months ended June 30, 2015 increased $7.8 million compared to the three months ended June 30, 2014. The increase was primarily due to increased costs of $3.9 million associated with our beloranib program, $1.9 million associated with ZGN-839 and our second-generation MetAP2 inhibitors, and $2.0 million in our unallocated expenses. Of the increase in our beloranib program, clinical trial expenses for beloranib increased by $3.7 million period over period as a result of timing of our clinical trials in 2015 and 2014. Additionally, pre-clinical and manufacturing costs increased by $0.2 million over the prior period primarily as a result of increased costs for toxicology studies required for our planned New Drug Application, or NDA, submission. As of June 30, 2015, we had two ongoing clinical trials, our Phase 2b trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 trial in patients with PWS. In the second quarter of 2014 we had one trial which started at the very end of June and we were preparing for our upcoming Phase 3 trial in patients with PWS. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. Costs related to ZGN-839 and second-generation MetAP2 inhibitors increased in 2015 as a result of our increased focus on our early-stage programs in 2015. Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $1.6 million of which salary expense increased $0.6 million, bonus expense increased $0.2 million and stock-based compensation expense increased $0.6 million. These increases resulted primarily from an increase in hiring. Between July 1, 2014 and June 30, 2015, we hired 16 new employees in research and development.

General and administrative expenses

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Personnel related	$2,169	$654	$1,515
Professional and consulting fees	2,331	444	1,887
Travel and other	584	193	391

Total general and administrative expenses	$5,084	$1,291	$3,793

General and administrative expenses for the three months ended June 30, 2015 increased $3.8 million compared to the three months ended June 30, 2014. The increase was primarily due to increased professional and consulting fees of $1.9 million, increased personnel related costs of $1.5 million and increased travel and other related costs of $0.4 million period over period. Professional and consulting fees increased primarily due to increased accounting and legal fees to support our operating as a public company and costs incurred for commercial-readiness activities related to PWS. Personnel related costs increased period over period primarily due to hiring additional employees and granting stock-based awards to our new hires and existing employees. Of the increase in personnel related costs, salary expense increased $0.3 million, bonus expense increased $0.1 million and stock-based compensation expense increased $1.0 million. The increase in stock-based compensation was due to granting additional stock-based awards as well as an increase in the value of the awards. Travel and other costs increased primarily due to increased insurance expense, travel, and information technology-related expenses to support our operating as a public company.

Other income (expense), net

Interest expense. Interest expense for the three months ended June 30, 2015 and 2014 was related to interest expense on our outstanding borrowings under the credit facility that we entered into on June 30, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings of $0.2 million, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility.

Foreign currency transaction gains (losses), net. We had a small amount of foreign currency transaction losses for the three months ended June 30, 2015 and 2014. Foreign currency transactions gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the movements of the Australian dollar relative to the U.S. dollar.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	22,741	7,970	14,771
General and administrative	8,109	2,537	5,572

Total operating expenses	30,850	10,507	20,343

Loss from operations	(30,850)	(10,507)	(20,343)

Other income (expense):
Interest income	102	1	101
Interest expense	(426)	(445)	19
Foreign currency transaction gains (losses), net	(54)	93	(147)

Total other income (expense), net	(378)	(351)	(27)

Net loss	$(31,228)	$(10,858)	$(20,370)

Research and development expenses

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$4,859	$3,504	$1,355
Clinical trials	7,911	1,194	6,717

Subtotal	12,770	4,698	8,072
ZGN-839 and second-generation MetAP2 inhibitors	4,160	510	3,650

Subtotal	16,930	5,208	11,722

Unallocated expenses:
Personnel related	3,831	1,190	2,641
Consultants	1,407	1,410	(3)
Other	573	162	411

Subtotal	5,811	2,762	3,049

Total research and development expenses	$22,741	$7,970	$14,771

Research and development expenses for the six months ended June 30, 2015 increased $14.8 million compared to the six months ended June 30, 2014. The increase was primarily due to increased costs of $8.1 million associated with our beloranib program, $3.7 million associated with ZGN-839 and second-generation MetAP2 inhibitors, and $3.0 million in our unallocated expenses. Of the increase in our beloranib program, clinical trial expenses for beloranib increased by $6.7 million period over period as a result of timing of our clinical trials in 2015 and 2014. Additionally, pre-clinical and manufacturing costs increased by $1.4 million over the prior period primarily as a result of increased costs for toxicology studies required for our planned NDA, submission. As of June 30, 2015, we had two ongoing clinical trials, our Phase 2 trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 trial in patients with PWS. In the first half of 2014 we had one clinical trial which commenced at the very end of June. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. Costs related to ZGN-839 and second-generation MetAP2 inhibitors increased in 2015 as a result of our increased focus on our early-stage programs in 2015. Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $2.6 million of which salary expense increased $1.0 million, bonus expense increased $0.4 million and stock-based compensation expense increased $1.0 million. These increases resulted primarily from an increase in hiring. Between July 1, 2014 and June 30, 2015, we hired 16 new employees in research and development.

General and administrative expenses

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Personnel related	$3,644	$1,188	$2,456
Professional and consulting fees	3,395	1,029	2,366
Travel and other	1,070	320	750

Total general and administrative expenses	$8,109	$2,537	$5,572

General and administrative expenses for the six months ended June 30, 2015 increased $5.6 million compared to the six months ended June 30, 2014. The increase was primarily due to increased personnel related costs of $2.5 million, increased professional and consulting fees of $2.4 million and increased travel and other related costs of $0.8 million period over period. Personnel related costs increased period over period primarily due to hiring additional employees and granting stock-based awards to our new hires and existing employees. Of the increase in personnel related costs, salary expense increased $0.6 million, bonus expense increased $0.2 million and stock-based compensation expense increased $1.6 million. The increase in stock-based compensation was due to granting additional stock-based awards as well as an increase in the value of the awards. Professional and consulting fees increased primarily due to increased accounting and legal fees to support our operating as a public company and costs incurred for commercial-readiness activities related to PWS. Travel and other costs increased primarily due to increased insurance expense, travel, and information technology-related expenses to support our operating as a public company.

Other income (expense), net

Interest expense. Interest expense for the six months ended June 30, 2015 and 2014 was related to interest expense on our outstanding borrowings under the credit facility that we entered into on June 30, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings of $0.4 million, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility.

Foreign currency transaction gains (losses), net. We had a small amount of foreign currency transaction losses for the six months ended June 30, 2015 compared to a small amount of foreign currency transaction gains for the six months end June 30, 2014. Foreign currency transactions gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the movements of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents and marketable securities totaling $220.1 million and $115.4 million, respectively. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk. Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of June 30, 2015, we had an accumulated deficit of $136.6 million. From inception to our IPO, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. In June 2014, we completed an IPO of common stock with net proceeds of $100.2 million, after deducting underwriting discounts and commissions, and offering expenses. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. The Company received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions. The Company also incurred offering costs of $0.5 million related to the follow-on offering.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(25,474)	$(10,249)
Cash used in investing activities	(79,065)	(68)
Cash provided by financing activities	130,009	109,033

Net increase in cash and cash equivalents	$25,470	$98,716

Net cash used in operating activities

During the six months ended June 30, 2015, operating activities used $25.5 million of cash, primarily resulting from our net loss of $31.2 million, partially offset by cash provided by changes in our operating assets and liabilities of $2.9 million and non-cash charges of $2.8 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted primarily of a $3.5 million increase in accounts payable and accrued expenses, partially offset by $0.7 million increase in our research and development tax incentive receivable from the Australian government. Our net non-cash charges during the six months ended June 30, 2015 consisted primarily of stock-based compensation expense of $3.0 million.

During the six months ended June 30, 2014, operating activities used $10.3 million of cash, primarily resulting from our net loss of $10.9 million, partially offset by non-cash charges of $0.4 million and cash provided by changes in our operating assets and liabilities of $0.2 million. Our net non-cash charges during the six months ended June 30, 2014 consisted primarily of stock-based compensation expense of $0.4 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2014 consisted primarily of a $0.5 million decrease in our research and development tax incentive receivable from the Australian government and a $0.8 million increase in accrued expenses, partially offset by a $1.1 million increase in prepaid expenses and other current assets. In the six months ended June 30, 2014, we collected the $0.6 million tax incentive receivable recorded as of December 31, 2012.

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

Net cash used in investing activities

During the six months ended June 30, 2015 and 2014, net cash used in investing activities was $79.1 million and $0.1 million, respectively. During the six months ended June 30, 2015, we used $158.6 million to purchase marketable securities, which was partially offset by proceeds from the maturities of marketable securities of $79.7 million.

During the six months ended June 30, 2015 and 2014, we used a small amount of cash for the purchases of property and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2015, net cash provided by financing activities was $130.0 million primarily as a result of proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions, partially offset by payments of $0.5 million of offering costs related to the follow-on offering.

During the six months ended June 30, 2014, net cash provided by financing activities was $109.0 million as a result of net proceeds, net of underwriting discounts and commissions, of $102.7 million from our initial public offering, $7.4 million from the issuance of debt and $0.4 million from issuances of our Series E redeemable convertible preferred stock, all partially offset by payments of $1.4 million of deferred offering costs related to our IPO that we completed in June 2014.

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

We expect that our existing cash and cash equivalents and marketable securities as of June 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of beloranib, ZGN-839 and our second-generation MetAP2 inhibitors and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors will depend on many factors, including:

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

Contractual Obligations and Commitments

During the six months ended June 30, 2015, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 25, 2015, and in our Quarterly Report on Form 10-Q for the period ended March 31. 2015, as filed with the SEC on May 14, 2015.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 25, 2015, the following accounting policies involve the most judgment and complexity:

•	accrued research and development costs; and

•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies during the six months ended June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of June 30, 2015 consisted of cash, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $0.1 million were recorded for the six months ended June 30, 2015.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of June 30, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the six months ended June 30, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by less than $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of June 30, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have only one product candidate, beloranib, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Beloranib, which is currently in Phase 3 clinical development as a treatment for obesity and hyperphagia in patients with Prader-Willi syndrome, or PWS, Phase 2 clinical development for hypothalamic injury-associated obesity, or HIAO, and Phase 2b clinical development for severe obesity in the general population, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidates, including ZGN-839, and our second-generation MetAP2 inhibitors, are still in pre-clinical development stages. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that beloranib or any other of our product candidates will be successfully developed or commercialized.

We are not permitted to market beloranib in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. We recently completed three Phase 2 clinical trials of beloranib, one in patients with PWS, one in patients with HIAO and one in severely obese patients. We expect that the FDA will require us to conduct at least one pivotal trial in order to submit an NDA for beloranib as a treatment for patients with PWS as well as HIAO. However, meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. We expect that the FDA will also require us to complete our ongoing Phase 2b clinical trial and at least two Phase 3 clinical trials prior to submitting an NDA for beloranib as a treatment for severe obesity in the general population, and may require that we conduct a cardiovascular outcomes trial which may include over 10,000 patients and last over the course of multiple years. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials for a one-year duration.

We initiated our Phase 3 clinical program, which is planned to consist of two Phase 3 clinical trials, of beloranib in patients with PWS, with the first Phase 3 trial in the United States, also referred to as the bestPWS clinical trial, ZAF-311, having started in September 2014. Patient enrollment of 108 patients in the ZAF-311 clinical trial was completed in May 2015. We plan to initiate our second Phase 3 clinical trial of beloranib in patients with PWS primarily in the European Union in the third quarter of 2015. We continue to engage in discussions with applicable regulatory authorities to determine if our proposed Phase 3 clinical trials will be sufficient to support an NDA submission to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and other regulatory agencies seeking approval of beloranib for the treatment of obesity and hyperphagia in patients with PWS. Prior to initiation of our Phase 3 clinical program for beloranib in patients with PWS, we submitted pre-clinical animal studies and clinical trial results for the FDA’s review, and have several additional studies to complete or that need further evaluation, including human factors studies to demonstrate patients’ ability to correctly use the syringe device for dispensing beloranib, abuse potential studies and rat and mouse carcinogenicity studies. However, the FDA may require additional pre-clinical animal studies or clinical studies, labeling statements in the beloranib product labeling, or restrictions. We also initiated a Phase 2b clinical trial of beloranib as a treatment for severe obesity in patients with type 2 diabetes. This trial is being conducted outside of the United States and completion of the six-month interim analysis of a subset of 95 patients is expected to be available in late 2015 or very early 2016, and is currently greater than 95% enrolled with enrollment anticipated to be completed in August 2015.

We are also evaluating additional proprietary methionine aminopeptidase 2, or MetAP2, inhibitors beyond beloranib as potential development candidates that would provide increased patient convenience in the form of oral dosing, or an otherwise improved clinical profile. A decision on whether to subsequently advance beloranib into pivotal trials for severe obesity or to leverage the opportunity to advance a second-generation MetAP2 inhibitor into early development for severe obesity is anticipated to be made on the basis of results obtained from our Phase 3 clinical trial in the United States of beloranib in patients with PWS, the results obtained from the six-month interim analysis from our Phase 2b clinical trial in severe obesity and type 2 diabetes, and discussions with regulatory authorities.

Accordingly, obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA and certain European regulatory authorities may delay, limit or deny approval of beloranib for many reasons, including, among others:

•	we may not be able to demonstrate that beloranib is safe and effective in treating obesity and hyperphagia in patients with PWS, obesity in patients with HIAO or severe obesity in the general population, to the satisfaction of the FDA and EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or pre-clinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of beloranib;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that beloranib’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a REMS, as a condition of approval or post-approval, or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution, or sales of beloranib;

•	the FDA and EMA may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain and/or maintain regulatory approval for and successfully market beloranib. Moreover, because our business is almost entirely dependent upon this one product candidate, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

Positive results from early clinical trials of beloranib are not necessarily predictive of the results of later clinical trials of beloranib. If we cannot replicate the positive results from our earlier clinical trials of beloranib in our later-stage clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize beloranib. It may further be necessary to validate different or additional instruments for measuring subjective endpoints, such as hyperphagia, and to show that beloranib has a clinically meaningful impact on those endpoints in order to obtain regulatory approval.

Positive results from our Phase 1 and Phase 2 clinical trials of beloranib may not necessarily be predictive of the results from required later-stage clinical trials. Similarly, even if we are able to complete our Phase 2b or Phase 3 clinical trials of beloranib according to our current development timeline, the positive results from our Phase 1 and Phase 2a clinical trials of beloranib may not be replicated in our Phase 2b or Phase 3 clinical trial results. The design of our Phase 3 clinical program of beloranib as a treatment for obesity and hyperphagia in patients with PWS differs in several aspects from our recently completed Phase 2a clinical trial for PWS and we may not have consistent results between one Phase 3 clinical trial to the second Phase 3 clinical trial in PWS. For example, patients with PWS will not be limited to living in closely-controlled PWS-specific group homes like they were in our Phase 2a clinical trial but will be predominantly living in family homes. In addition, patients with PWS will be treated with beloranib for substantially longer than four weeks and our U.S. Phase 3 extension trial, European Phase 3 trial for PWS and all subsequent Phase 2 and 3 studies will test a pre-filled diluent syringe instead of single use glass vials, which were used in our Phase 2a and U.S. Phase 3 clinical trials. One of the Phase 3 clinical trials, ZAF-312, will be conducted primarily in the European Union, where we have not previously conducted clinical trials. In our Phase 2a clinical trial for PWS we saw statistically significant improvements in hyperphagia behaviors, body mass and fat mass; body weight was also reduced, but not to a statistically significant level. For example, the results of our Phase 2a clinical trial for severe obesity were based on a per protocol analysis of patients who completed the 12-week dosing in the clinical trial. Later-stage clinical trials will utilize highly rigorous statistical analyses. Based on an ongoing dialogue with the FDA, we have finalized our plan regarding the statistical analysis of primary efficacy endpoints for the bestPWS clinical trial. Both hyperphagia-related behaviors and body weight will be the co-primary efficacy endpoints and will be evaluated at a significance level of p-value less than 0.05. Later-stage clinical trials will be evaluated based on an intent-to-treat analysis that includes all patients randomized in the clinical trial, regardless of whether they complete treatment, which may lead to different results. Moreover, if we fail to validate a caregiver-administered PWS-specific hyperphagia-related behaviors questionnaire, or PWS HQ-CT, in time for it to be an effective tool to support the data from our Phase 3 clinical trials, our Phase 3 clinical program and, in turn, our regulatory filing may be delayed until we validate the tool or develop and test a new one. This can be a lengthy process. There are also differences between our ZAF-311 and ZAF-312 clinical trials. For example, ZAF-312 is a 12-month randomized assessment trial while ZAF-311 is a six-month randomized assessment trial. Furthermore, ZAF-312 allows patients to live in group homes and includes PWS HQ-CT in different languages.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our Phase 2b or Phase 3 clinical trials of beloranib, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of beloranib could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We initiated our Phase 3 clinical program of beloranib as a treatment for obesity and hyperphagia in patients with PWS in the United States in September 2014 (ZAF-311). We plan to initiate our second Phase 3 trial primarily in the European Union in patients with PWS in the third quarter of 2015 (ZAF-312). We also initiated a Phase 2b clinical trial of beloranib as a treatment for severe obesity in patients who also have type 2 diabetes in December 2014 in Australia. Despite the guidance received from, and to be received from, these regulatory authorities, both the FDA and the EMA can change their positions on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of beloranib. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA or EMA may place an ongoing clinical trial on hold or may deny permission to pursue other clinical trials we want to initiate;

•	delays in regulatory filing or receiving regulatory approvals or additional investigational new drug applications, or INDs, or clinical trial applications, or CTAs, that may be required;

•	negative results from our ongoing pre-clinical studies, or the FDA or EMA may require additional pre-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States or the European Union;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;

•	delays in validating the PWS HQ-CT or any other self-reported measures of hunger and related endpoints utilized in a clinical trial, including delays caused as a result of the need to translate the PWS HQ-CT or other self-reported measures of hunger into European languages other than English;

•	the FDA or EMA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	reports from pre-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBs, or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or EMA that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing pre-clinical studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials of beloranib may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program or the FDA or EMA may impose additional clinical trial and/or pre-clinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, but this guidance may be revised in the near future. In March 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met to discuss possible changes to how the FDA evaluates the cardiovascular safety of weight-management drugs and although new guidance has not been issued yet it may occur any time. Amendments to our clinical trial protocols would require resubmission to the FDA or EMA, as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or pre-clinical studies, the commercial prospects for beloranib may be harmed and our ability to generate product revenue will be delayed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites, IRBs, ethics committees, and other vendors that may be involved in the clinical development of new products. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMPs regulations, to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we do design our clinical trials for beloranib, CROs conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of beloranib may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs devote to our program or beloranib. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

In addition, we plan to seek approval of beloranib initially for the treatment of adolescent and adult patients, 12 years of age and older, with PWS and adolescent and adult patients with HIAO. We believe that approximately 40-50% of patients with PWS are 12 years of age or older. We are currently engaged in early discussions with the FDA and EMA regarding plans for development of beloranib for the treatment of pediatric patients under the age of 12 years old. To support approval for pediatric patients (younger than 12 years of age) we will need to conduct pediatric clinical trials of beloranib for the treatment of these patients with PWS, but we do not yet have plans regarding when these trials will commence. As a result, any FDA and EMA approval would likely, at least initially, be limited to use for treating adolescent and adult patients with PWS or adolescent and adult patients with HIAO. This would limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for beloranib, and we intend to rely on third parties to produce commercial supplies of beloranib and pre-clinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of beloranib, or any future product candidates, for use in the conduct of our pre-clinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our CMOs to manufacture the active drug substance, sterile drug substance and final drug product must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

We do not control the manufacturing process of, and are completely dependent on, our CMOs to comply with cGMPs for manufacture of active drug substance, sterile drug substance and finished drug products. If our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or applicable foreign regulatory agencies, the CMOs will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. While we manage our quality expectations through an audit program for our vendors and suppliers, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, our CMOs are engaged with third party vendors to supply and/or manufacture starting materials or components for them, which exposes our CMOs to regulatory risks for the production of such materials and components. As a result, failure to satisfy the regulatory requirements for the production of those materials and components may affect the regulatory clearance of our CMOs’ facilities generally. If the FDA or an applicable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates.

We control our clinical trial supply chain by periodically meeting to assess clinical trial material needs and status of supply. Clinical trial materials are forecasted on a six month rolling basis taking into account enrollment rates, number of sites, component inventory and clinical kit shelf-life. The clinical supply forecast is maintained internally and used to aid in decision making for cGMP manufacturing as well as clinical kit packaging and labeling. In addition, the CROs we contract with maintain an inventory of all clinical kits that are allocated for a clinical trial as well as all components needed for the clinical kits. Our cross-functional internal working group discusses inventory on a regular basis. Distribution of kits to clinical sites is controlled via a validated system thus helping to manage inventory at the CRO. Resupply of finished drug product is in progress at our drug product CMO. The manufacturing process is under active development and is not yet validated. Any delays encountered with manufacturing activities, CMO scheduling, or raw material supply could delay the manufacturing of finished drug product.

Currently each batch of beloranib is individually contracted under a quality and supply agreement. The manufacture of primary stability batches for active drug substance, sterile drug substance and drug product have been completed and stability has been initiated, CMOs are currently supporting clinical activities, however CMOs that will manufacture commercial cGMP batches for beloranib will need to be approved by the FDA and other applicable foreign regulatory agencies, prior to commercialization. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of beloranib, if approved. We are in the process of establishing long-term supply agreements with our current CMOs and vendors. Our current scale of manufacturing is adequate to support all of our needs for clinical trial supplies and launch for orphan markets. For peak usage in orphan markets and for indications with larger populations of affected patients, we will need to identify CMOs or partners to produce beloranib on a larger scale.

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

We intend to pursue marketing approval of beloranib in the European Union and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or nonclinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market beloranib in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even if we receive marketing approval for beloranib, it may not achieve broad market acceptance, which would limit the revenue that we generate from its sales.

The commercial success of beloranib, if approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of beloranib among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of beloranib, if approved, will depend on a number of factors, including, among others:

•	beloranib’s demonstrated ability to treat obesity and hyperphagia in patients with PWS, obesity in patients with HIAO, or patients with severe obesity in the general population and, if required by any applicable regulatory authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available weight loss therapies, devices or surgeries;

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of beloranib, including as compared with other treatments for severely obese patients;

•	the prevalence and severity of any adverse side effects associated with beloranib, such as nausea, vomiting, headaches and difficulty sleeping or falling asleep;

•	limitations or warnings contained in the labeling approved for beloranib by the FDA, EMA, or other regulatory authorities, such as a pregnancy Category X limitation;

•	availability of alternative treatments, including a number of competitive obesity therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of beloranib through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

•	the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of beloranib.

If beloranib is approved but does not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue from beloranib to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that, in addition to treating obesity in patients, beloranib also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of beloranib may require significant resources and may never be successful.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA and/or the EMA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. In our recently completed Phase 2 clinical trials of beloranib, the main adverse events, or AEs, including those leading to premature treatment discontinuation, in patients dosed with beloranib, have been dizziness, sleep disturbances, principally manifested as delayed onset of sleep, as well as nausea and vomiting.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. There have been no serious adverse events, or SAEs, attributed to beloranib in our completed clinical trials. However, SAEs that are not characterized by clinical investigators as possibly related to beloranib or SAEs that occur in small numbers may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of SAEs will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA or other regulatory authorities. The FDA or other regulatory authorities may not agree with our methods of analyses or our interpretation of the results.

Further, if beloranib receives marketing approval and we or others identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may request that we withdraw the product from the market or may limit their approval of the product through labeling or other means;

•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication or a precaution;

•	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;

•	we may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

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

Even if we receive marketing approval for beloranib, regulatory authorities may still impose significant restrictions on beloranib’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Beloranib will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage and promotion of the product and recordkeeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Additionally, FDA may require PMS and/or PMRs PMS, that could represent and result in additional restrictions and/or limitations for the product.

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

There are no current pharmacological treatments for regulating hunger and hyperphagia-related behaviors of patients with PWS or hunger of patients with HIAO, and bariatric surgery is contraindicated in patients with PWS and is not frequently employed in patients with HIAO. We are aware of a clinical trial that was recently completed by Ferring Pharmaceuticals, Inc. to evaluate the use of carbetocin, an analogue of a brain peptide hormone oxytocin hypothesized to increase trust, reduce anxiety and improve behavior in patients with PWS. We also are aware of a clinical trial being conducted by Essentialis, Inc. to evaluate the safety and tolerability of controlled-release diazoxide in patients with PWS and to explore the effects of diazoxide on hyperphagia-related behaviors and energy expenditure. We are aware of a Phase 2 trial in its early phase of execution, by Rhythm Pharmaceuticals, Inc. to evaluate the effect of treatment with RM-493, a melanocortin receptor agonist, in patients with PWS. In addition, any of our competitors may develop a drug to treat patients with PWS at any time. Also, Alize Pharma recently started a Phase 2 clinical trial in PWS of AZP-531, its unacylated ghrelin analog. We are not aware of any clinical trials of drugs specifically targeting patients with HIAO. Other potential competitors in the severe obesity market include bariatric service providers, and other potential approaches which utilize various implantable devices or surgical tools that have been cleared by the FDA, such as EnteroMedics Inc.’s VBlock Therapy, or that are in development by companies such as Allergan, Inc., Boston Scientific Corporation, Covidien Ltd., GI Dynamics, Inc., Johnson & Johnson and Medtronic, Inc. In addition, beloranib will compete with orlistat, phentermine/topiramate and lorcaserin and naltrexone/bupropion, approved and currently marketed pharmaceutical products in the United States for the treatment of obesity, and several older agents, indicated for short-term administration, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Orlistat is marketed in the United States by the Roche Group under the brand name Xenical and over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name alli. In June 2013, Arena Pharmaceuticals, Inc. launched its lorcaserin product, which is marketed in the United States under the name Belviq and in September 2012, Vivus, Inc. commercially launched its combination product, phentermine/topiramate, under the trade name Qsymia. In October 2014, Takeda Pharmaceuticals U.S.A., Inc. and Orexigen Therapeutics, Inc. launched the combination product naltrexone HCl/bupropion HCl extended-release tablets under the name Contrave for chronic weight management in obese adults. In April 2015, Novo Nordisk launched Saxenda (liraglutide injection) for weight management in obese and overweight patients in the presence of at least one related co-morbid condition Neurosearch A/S is also pursuing pharmaceutical treatments for obesity.

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

As of July 31, 2015, we own six issued U.S. patents, and eight pending U.S. patent applications and foreign counterpart applications, all of which relate to beloranib. We have a license to two U.S. issued patents, one with corresponding issued foreign counterpart patents that also relate to beloranib. We also co-own one patent application relating to methods of using beloranib.

As of July 31, 2015, we own one issued U.S. patent, and twelve pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors. Of these, two pending U.S. patent applications with pending foreign counterpart patent applications relate to our early-stage product candidate ZGN-839.

As of July 31, 2015, we own one issued U.S. patent, three pending U.S. patent applications with pending foreign counterpart patent applications, and two U.S. provisional patent applications that relate to our second-generation injectable MetAP2 inhibitor program.

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

As of July 31, 2015, we had 38 full-time employees and one part-time employee, and as we advance beloranib into later-stage clinical trials, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of beloranib. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize beloranib, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a public company, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our disclosure controls and procedures quarterly and the effectiveness of our internal control over financial reporting at the end of each fiscal year. We anticipate being first required to issue management’s annual report on internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, in connection with issuing our consolidated financial statements as of and for the year ending December 31, 2016.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

Since our inception, we have focused substantially all of our efforts and financial resources on developing beloranib, which is currently in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO and the treatment of severe obesity in the general population. We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $31.2 million for the six months ended June 30, 2015 and $36.5 million for the year ended December 31, 2014. As of June 30, 2015, we had an accumulated deficit of $136.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of beloranib and development of ZGN-839, our second-generation MetAP2 inhibitors and of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for beloranib, we will incur significant sales, marketing and outsourced manufacturing expenses. Now that we are a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of June 30, 2015, our cash and cash equivalents and marketable securities were $220.1 million. We expect that our cash and cash equivalents will be sufficient to fund our current operations for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

As of July 31, 2015, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with Third Rock Ventures, or TRV, investment funds affiliated with Alta Partners, or Alta, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 45% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have considerable discretion in the application of the net proceeds of our IPO and our follow-on public offering. We intend to use the net proceeds to advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS patients and obesity in patients with HIAO, or patients with severe obesity in the general population and to develop multiple second-generation MetAP2 inhibitors as a treatment for severe obesity in the general population, to continue the development and initiate clinical development of ZGN-839, to develop a pen-injector system for eventual commercial use in PWS, HIAO and severe obesity in the general population and to fund new and ongoing research and development activities, working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, capital expenditures, early commercialization activities and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

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

ZAFGEN, INC.

August 14, 2015	By:	/s/ Thomas E. Hughes
Thomas E. Hughes
Chief Executive Officer (Principal Executive Officer)

August 14, 2015	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.