Form 10-Q
period 2015-09-30
ZAFGEN, INC.
filed 2015-11-13
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 27,234,542 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our plans to develop and commercialize beloranib as a treatment for obesity that is a co-morbidity of an underlying rare condition such as Prader Willi syndrome; or hypothalamic injury-associated obesity, including craniopharyngioma-associated obesity; or severe obesity in the general population;

•	our ability to overcome the partial clinical hold placed on our clinical trials of beloranib under our Investigational New Drug application, or IND, and resume clinical development of beloranib;

•	our ability to advance our earlier-stage product candidates and successfully complete clinical trials;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for beloranib and our ability to serve those markets;

•	the rate and degree of market acceptance of beloranib for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Zafgen, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Zafgen, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$38,763	$58,103
Marketable securities	165,191	57,359
Tax incentive receivable	334	391
Prepaid expenses and other current assets	1,802	1,345

Total current assets	206,090	117,198
Property and equipment, net	303	79
Tax incentive receivable	975	—
Other assets	79	242

Total assets	$207,447	$117,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,151	$2,348
Accrued expenses	6,556	3,172
Notes payable, current	2,877	1,381

Total current liabilities	13,584	6,901
Notes payable, net of discount, long-term	4,162	6,177

Total liabilities	17,746	13,078

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized at September 30, 2015 and December 31, 2014; 27,233,574 and 22,879,160 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	346,203	209,838
Accumulated deficit	(156,497)	(105,385)
Accumulated other comprehensive loss	(32)	(35)

Total stockholders’ equity	189,701	104,441

Total liabilities and stockholders’ equity	$207,447	$117,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	14,171	12,076	36,912	20,046
General and administrative	5,546	2,285	13,655	4,822

Total operating expenses	19,717	14,361	50,567	24,868

Loss from operations	(19,717)	(14,361)	(50,567)	(24,868)

Other income (expense):
Interest income	143	1	245	2
Interest expense	(200)	(213)	(626)	(658)
Foreign currency transaction gains (losses), net	(110)	(116)	(164)	(23)

Total other income (expense), net	(167)	(328)	(545)	(679)

Net loss	(19,884)	(14,689)	(51,112)	(25,547)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(92)

Net loss attributable to common stockholders	$(19,884)	$(14,689)	$(51,112)	$(25,639)

Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.65)	$(1.92)	$(2.97)

Weighted average common shares outstanding, basic and diluted	27,138,667	22,707,012	26,593,646	8,618,793

Comprehensive loss:
Net loss	$(19,884)	$(14,689)	$(51,112)	$(25,547)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	29	—	4	—

Total other comprehensive gain (loss)	29	—	4	—

Total comprehensive loss	$(19,855)	$(14,689)	$(51,108)	$(25,547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zafgen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(51,112)	$(25,547)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,837	910
Non-cash interest expense	48	36
Depreciation expense	27	10
Unrealized foreign currency transaction losses (gains)	145	31
Premium on purchases of marketable securities, net	(1,142)	—
Amortization of premium on marketable securities	756	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(546)	(997)
Tax incentive receivable	(1,063)	368
Accounts payable	1,841	(416)
Accrued expenses	3,599	9,078

Net cash used in operating activities	(41,610)	(16,527)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	139,417	—
Purchases of marketable securities	(246,771)	—
Purchases of property and equipment	(224)	(42)
Deposits for leased property	—	(57)

Net cash used in investing activities	(107,578)	(99)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	442
Proceeds from issuance of notes payable, net of issuance costs	—	7,386
Payments of debt offering costs	—	(49)
Repayments of notes payable	(684)	—
Proceeds from public offerings, net of commissions and underwriting discounts	129,571	102,672
Payments of public offering costs	—	(2,312)
Proceeds from exercise of common stock options and employee stock purchase plan	961	—

Net cash provided by financing activities	129,848	108,139

Net (decrease) increase in cash and cash equivalents	(19,340)	91,513
Cash and cash equivalents at beginning of period	58,103	35,517

Cash and cash equivalents at end of period	$38,763	$127,030

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption values	$—	$92

Property and equipment included in accounts payable	$27	$—

Conversion of redeemable preferred stock to common stock	$—	$104,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$447	$480

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

On June 24, 2014, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,900,000 shares at a price of $16.00 per share. The Company received net proceeds from the IPO of approximately $102,672 based upon the price of $16.00 per share after deducting underwriting discounts and commissions paid by the Company. The Company also incurred offering costs of $2,508 related to the IPO.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2014 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position as of September 30, 2015 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014 have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value at September 30, 2015 and December 31, 2014, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014:

	September 30, 2015
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$21,812	$21,812	$—	$—
Commercial paper	6,499	—	6,499	—
Corporate bonds	1,254	—	1,254	—

Total cash equivalents	29,565	21,812	7,753	—

Marketable securities:
Corporate bonds	121,220	—	121,220	—
Commercial paper	32,968	—	32,968
U.S. government securities	11,003	—	11,003	—

Total marketable securities	165,191	—	165,191	—

Total cash equivalents and marketable securities	$194,756	$21,812	$172,944	$—

	December 31, 2014
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$14,742	$14,742	$—	$—
U.S. government securities	27,767	—	27,767	—

Total cash equivalents	42,509	14,742	27,767	—

Marketable securities:
U.S. government securities	34,191	—	34,191	—
Corporate bonds	22,168	—	22,168	—
Commercial paper	1,000	—	1,000	—

Total marketable securities	57,359	—	57,359	—

Total cash equivalents and marketable securities	$99,868	$14,742	$85,126	$—

During the three and nine months ended September 30, 2015, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting discount rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of September 30, 2015 and December 31, 2014:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Assets:
Corporate bonds (due within 1 year)	$107,034	$—	$(36)	$106,998
Corporate bonds (due after 1 year through 2 years)	14,216	6	—	14,222
Commercial paper (due within 1 year)	32,970	—	(2)	32,968
U.S. government securities (due within 1 year)	11,003	—	—	11,003

	$165,223	$6	$(38)	$165,191

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Assets:
U.S. government securities (due within 1 year)	$34,200	$—	$(9)	$34,191
Corporate bonds (due within 1 year)	18,716	—	(18)	18,698
Corporate bonds (due after 1 year through 2 years)	3,478	—	(8)	3,470
Commercial paper (due within 1 year)	1,000	—	—	1,000

	$57,394	$—	$(35)	$57,359

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(19,884)	$(14,689)	$(51,112)	$(25,547)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(92)

Net loss attributable to common stockholders	$(19,884)	$(14,689)	$(51,112)	$(25,639)

Denominator:
Weighted average of common shares outstanding, basic and diluted	27,138,667	22,707,012	26,593,646	8,618,793

Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.65)	$(1.92)	$(2.97)

The following common stock equivalents outstanding (prior to consideration of the treasury stock method) as of September 30, 2015 and 2014, were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014, because they had an anti-dilutive impact:

	As of September 30,
	2015	2014
Options to purchase common stock	2,574,132	1,839,895
Unvested restricted stock	1,935	—

	2,576,067	1,839,895

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

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
Accrued research and development expenses	$3,808	$1,180
Accrued payroll and related expenses	1,924	1,239
Accrued professional fees	705	585
Accrued other	119	168

	$6,556	$3,172

4. Notes Payable

The Company has outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial (the “Credit Facility”) entered into in March 2014. All promissory notes issued under the Credit Facility are collateralized by substantially all of the Company’s personal property, other than intellectual property. There are no financial covenants associated with the Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in the Company’s intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions. As of September 30, 2015 and December 31, 2014, notes payable consist of the following:

	September 30,	December 31,
	2015	2014
Notes payable	$6,816	$7,500
Less: current portion	(2,877)	(1,381)

Notes payable, net of current portion	3,939	6,119
Debt discount, net of accretion	(46)	(79)
Accretion related to final payment	269	137

Notes payable, net of discount, long term	$4,162	$6,177

As of September 30, 2015, estimated future principal payments due are as follows:

Years Ending December 31,
2015	$697
2016	2,936
2017	3,183

$6,816

During the three months ended September 30, 2015 and 2014, the Company recognized $200 and $213, respectively, of interest expense related to the Credit Facility. During the nine months ended September 30, 2015 and 2014, the Company recognized $626 and $658, respectively, of interest expense related to the Credit Facility. The effective annual interest rate of the outstanding debt under the Credit Facility is approximately 14%.

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

6. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of September 30, 2015, 1,615,599 shares are available for grant under the 2014 Stock Option and Incentive Plan, including 915,166 shares automatically added to the 2014 Stock Option and Incentive Plan on January 1, 2015 as a result of a provision in the plan, and 257,460 shares are available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$895	$91	$2,037	$259
General and administrative	1,946	375	3,800	651

	$2,841	$466	$5,837	$910

For the nine months ended September 30, 2015, the Company granted 968,298 stock options; 964,298 stock options to employees and directors and 4,000 stock options to a consultant.

As of September 30, 2015, the Company had an aggregate of $31,069 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.1 years. As of September 30, 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 11,458 shares of common stock.

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

Future minimum lease payments for its operating lease as of September 30, 2015 are as follows:

Years Ending December 31,
2015	$107
2016	335
2017	199

$641

During the three months ended September 30, 2015 and 2014, the Company recognized $83 and $52, respectively, of rental expense related to office space. During the nine months ended September 30, 2015 and 2014, the Company recognized $220 and $104, respectively, of rental expense related to office space.

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

As of September 30, 2015, the Company is obligated to make milestone payments of up to $12,250 upon reaching certain pre-commercialization milestones, such government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug Application, or NDA), and up to $12,500 upon reaching certain product commercialization milestones. Under one of the license agreements, the Company is also obligated to pay up to $1,250 with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2015, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2015.

8. Retirement Plan

The Company has a Savings Incentive Match Plan for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended September 30, 2015 and 2014, the Company recognized $32 and $17, respectively, of expense related to its contributions to this plan. During the nine months ended September 30, 2015 and 2014, the Company recognized $111 and $43, respectively, of expense related to its contributions to this plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the three months ended September 30, 2015 and 2014, $376 and $91, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, $1,063 and $164, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended September 30, 2015 and 2014, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains (losses) of $(107) and $(95), respectively, related to this tax incentive receivable. For the nine months ended September 30, 2015 and 2014, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains (losses) of $(145) and $(31), respectively, related to this tax incentive receivable. As of September 30, 2015 and December 31, 2014, the Company’s tax incentive receivable from the Australian government was $1,309 and $391, respectively.

10. Subsequent Event

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, entitled Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of

1934 by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, compensatory damages in connection with the Company’s allegedly inflated stock price between January 12, 2015 and October 16, 2015 as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. The Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit because it is at an early stage.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Beloranib, our lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO, including craniopharyngioma-associated obesity; and severe obesity in the general population. We are also developing ZGN-839, a liver-targeted methionine aminopeptidase 2, or MetAP2, inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as other second-generation MetAP2 inhibitors.

Obesity is a complex medical disorder involving appetite dysregulation and altered lipid and energy metabolism that results in excessive accumulation of fat tissue. Weight loss and hunger control are urgently needed for certain subpopulations of obese patients, in which obesity is life-threatening and a co-morbidity of an underlying condition such as PWS and HIAO that, while rare, occurs most commonly as a consequence of treatment for craniopharyngioma and other mid-brain tumors. PWS and HIAO are characterized by severe and intractable obesity resulting from damage to or impaired functioning of the hypothalamus, an area of the brain responsible for many functions including the neurophysiological drive to eat.

In late-September 2015, we learned of a patient death in the ongoing Phase 3 clinical trial of beloranib in patients with PWS but at that time did not know whether the patient’s treatment assignment was beloranib. In October 2015, we learned that the patient was receiving beloranib after the patient’s treatment assignment was unblinded per the request of the U.S. Food and Drug Administration, or FDA, and, on October 15, 2015, we received notice from the FDA that the Investigational New Drug Application, or IND, for beloranib has been placed on a partial clinical hold. Subsequently, we received the patient’s death certificate and learned that the cause of death was determined to be respiratory failure as a consequence of pulmonary emboli. However, it is not known if this event was related to treatment with beloranib. After review of our ongoing clinical trials, we elected to proceed with efficacy and safety data analysis and close the randomized portion of our Phase 3 ZAF-311 clinical trial of beloranib in patients with PWS and our Phase 2b ZAF-203 clinical trial of beloranib in patients with severe obesity complicated by type 2 diabetes. We believe that a sufficient number of patients have completed randomized treatment in both clinical trials to assess the efficacy of beloranib and help inform next steps for the beloranib program. Following the partial clinical hold, we believe we can best preserve the integrity of the data in each clinical trial by closing the randomized portion of the clinical trials early.

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

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $156.5 million as of September 30, 2015. Our net loss was $51.1 million for the nine months ended September 30, 2015 and $36.5 million for the year ended December 31, 2014. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS through our Phase 3 clinical trials;

•	advance the clinical development of beloranib as a treatment for patients with HIAO;

•	conduct activities needed to meet requirements that will allow the FDA to remove the partial clinical hold on our IND for beloranib;

•	initiate IND enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors;

•	complete the Phase 2b ZAF-203 clinical trial of beloranib as a treatment for severe obesity complicated by type 2 diabetes;

•	seek to identify additional indications for beloranib and our other product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. See “Liquidity and Capital Resources.”

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

Operating Expenses

The majority of our operating expenses since inception have consisted of in-licensing costs of our product candidate beloranib, research and development activities, and general and administrative costs.

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

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with operating as a public company. These increases will likely include additional costs related to personnel; legal, accounting and audit services; directors’ and officers’ liability insurance premiums; and investor relations. In addition, if we obtain marketing approval for beloranib, we will incur significant sales and marketing expenses.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable securities. Our interest income has not been significant due to low interest earned on invested balances. We anticipate that our interest income will decrease as we incur operating losses.

Interest expense. Interest expense relates to outstanding borrowings under a credit facility that we entered into on March 31, 2014, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs, the accretion of debt discount relating to the credit facility, and a fee which was paid to the lender upon the completion of our IPO.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net consists of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government. We currently do not engage in hedging activities related to our foreign currency-denominated receivables and payables; as such, we cannot predict the impact of future foreign currency transaction gains and losses on our operating results. See “Quantitative and Qualitative Disclosures about Market Risk.”

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	14,171	12,076	2,095
General and administrative	5,546	2,285	3,261

Total operating expenses	19,717	14,361	5,356

Loss from operations	(19,717)	(14,361)	(5,356)

Other income (expense):
Interest income	143	1	142
Interest expense	(200)	(213)	13
Foreign currency transaction gains (losses), net	(110)	(116)	6

Total other income (expense), net	(167)	(328)	161

Net loss	$(19,884)	$(14,689)	$(5,195)

Research and development expenses

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$2,360	$2,443	$(83)
Clinical trials	5,453	1,336	4,117
Licensing, milestone and license maintenance fees	—	6,700	(6,700)

Subtotal	7,813	10,479	(2,666)
ZGN-839 and second-generation MetAP2 inhibitors	2,392	158	2,234

Subtotal	10,205	10,637	(432)

Unallocated expenses:
Personnel related	2,463	794	1,669
Consultants	969	519	450
Other	534	126	408

Subtotal	3,966	1,439	2,527

Total research and development expenses	$14,171	$12,076	$2,095

Research and development expenses for the three months ended September 30, 2015 increased $2.1 million compared to the three months ended September 30, 2014. The increase was primarily due to a $2.5 million increase in our unallocated expenses and a $2.2 million increase associated with ZGN-839 and our second-generation MetAP2 inhibitors. Of the $2.5 million increase in our unallocated expenses, personnel related costs increased by $1.7 million period over period of which salary-related expenses increased $0.9 million and stock-based compensation expense increased $0.8 million as a result of the hiring of new employees to support our development efforts. Between October 1, 2014 and September 30, 2015, we hired 16 new employees in research and development. Costs related to ZGN-839 and second-generation MetAP2 inhibitors increased as a result of our increased focus on our early-stage programs in 2015, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Offsetting these increases was an overall decrease of $2.7 million in our beloranib program. This decrease was driven by a $6.7 million decrease in licensing, milestone and license maintenance fees due to the prior year achievement of a milestone related to the initiation of our U.S. Phase 3 clinical trial in beloranib, which we initiated in September 2014, partially offset by an increase of $4.1 million in our beloranib clinical trial costs. During the three months ended September 30, 2015, we had two ongoing clinical trials, our Phase 2b trial in patients with severe obesity complicated by type 2 diabetes with a total of 152 patients (achieving full enrollment in August 2015)

and our U.S. Phase 3 trial in patients with PWS with a total of 108 patients (achieved full enrollment in May 2015). During the three months ended September 30, 2014, we had two ongoing clinical trials, however the number of patients varied greatly; our Phase 2a trial in patients with obesity caused by injury to the hypothalamus had a total of 14 patients and our U.S. Phase 3 trial in patients with PWS had the first patient dosed in September of 2014. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government.

General and administrative expenses

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Personnel related	$3,083	$969	$2,114
Professional and consulting fees	1,862	746	1,116
Travel and other	601	570	31

Total general and administrative expenses	$5,546	$2,285	$3,261

General and administrative expenses for the three months ended September 30, 2015 increased $3.3 million compared to the three months ended September 30, 2014. The increase was primarily due to increased personnel related costs of $2.1 million and increased professional and consulting fees of $1.1 million period over period. Personnel related costs increased period over period primarily due to hiring additional employees and granting stock-based awards to our new hires and existing employees. Of the increase in personnel related costs, salary-related expenses increased $0.5 million and stock-based compensation expense increased $1.6 million. The increase in stock-based compensation expense was due to granting additional stock-based awards as well as an increase in the value of the awards. Between October 1, 2014 and September 30, 2015, we hired eight new employees in general and administrative roles. Professional and consulting fees increased primarily due to costs incurred for commercial-readiness activities related to PWS and increased legal fees.

Other income (expense), net

Interest expense. Interest expense for the three months ended September 30, 2015 and 2014 of $0.2 million was related to interest expense on our outstanding borrowings under the credit facility that we entered into in March 2014. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility.

Interest income. Interest income of $0.1 million for the three months ended September 30, 2015 was related to interest earned on our marketable securities balance.

Foreign currency transaction gains (losses), net. Net foreign currency transaction losses for the three months ended September 30, 2015 and 2014 consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, reflecting the weakening of the Australian dollar relative to the U.S. dollar in both periods.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	36,912	20,046	16,866
General and administrative	13,655	4,822	8,833

Total operating expenses	50,567	24,868	25,699

Loss from operations	(50,567)	(24,868)	(25,699)

Other income (expense):
Interest income	245	2	243
Interest expense	(626)	(658)	32
Foreign currency transaction gains (losses), net	(164)	(23)	(141)

Total other income (expense), net	(545)	(679)	134

Net loss	$(51,112)	$(25,547)	$(25,565)

Research and development expenses

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$7,219	$5,947	$1,272
Clinical trials	13,364	2,530	10,834
Licensing, milestone and license maintenance fees	—	6,700	(6,700)

Subtotal	20,583	15,177	5,406
ZGN-839 and second-generation MetAP2 inhibitors	6,552	668	5,884

Subtotal	27,135	15,845	11,290

Unallocated expenses:
Personnel related	6,294	1,984	4,310
Consultants	2,376	1,929	447
Other	1,107	288	819

Subtotal	9,777	4,201	5,576

Total research and development expenses	$36,912	$20,046	$16,866

Research and development expenses for the nine months ended September 30, 2015 increased $16.9 million compared to the nine months ended September 30, 2014. The increase was primarily due to increased costs of $5.9 million associated with our ZGN-839 and second-generation MetAP2 inhibitors, $5.6 million in our unallocated expenses and $5.4 million associated with our beloranib program. Costs related to ZGN-839 and second-generation MetAP2 inhibitors increased as a result of our increased focus on our early-stage programs in 2015, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $4.3 million of which salary-related and bonus expenses increased $2.5 million and stock-based compensation expense increased $1.8 million. These increases resulted primarily from an increase in hiring. Between October 1, 2014 and September 30, 2015, we hired 16 new employees in research and development. Other unallocated expenses are also driven by the increase in new hires, primarily travel expenses. Of the increase in our beloranib program, clinical trial expenses for beloranib increased by $10.8 million period over period as a result of timing of our clinical trials in 2015 and 2014. During the nine months ended September 30, 2015, we had two ongoing clinical trials, our Phase 2b trial in patients with severe obesity complicated by type 2 diabetes (which achieved full enrollment of 152 patients in August 2015) and our U.S. Phase 3 trial in patients with PWS (which achieved full enrollment of 108 patients in May 2015). During the nine months ended September 30, 2014, we had two ongoing clinical trials, however the number of patients varied greatly; our Phase 2a trial in patients with obesity caused by injury to the hypothalamus had a total of 14 patients (which achieved full enrollment in September 2014) and our U.S. Phase 3 trial in patients with PWS which had the first patient dosed in September of 2014. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. Additionally, pre-clinical and manufacturing costs increased by $1.3 million over the prior period primarily as a result of increased costs for toxicology studies required for our planned New Drug Application, or NDA, submission. These increases were partially offset by a decrease of $6.7 million in licensing, milestone and license maintenance fees due to the prior year achievement of a milestone related to the initiation of our Phase 3 clinical trial in beloranib, which we initiated in September 2014.

General and administrative expenses

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Personnel related	$6,727	$2,157	$4,570
Professional and consulting fees	5,257	1,772	3,485
Travel and other	1,671	893	778

Total general and administrative expenses	$13,655	$4,822	$8,833

General and administrative expenses for the nine months ended September 30, 2015 increased $8.8 million compared to the nine months ended September 30, 2014. The increase was primarily due to increased personnel related costs of $4.6 million, increased professional and consulting fees of $3.5 million and increased travel and other related costs of $0.8 million period over period. Personnel related costs increased period over period primarily due to hiring additional employees and granting stock-based awards to our new hires and existing employees. Of the increase in personnel related costs, salary-related and bonus expenses increased $1.5 million and stock-based compensation expense increased $3.1 million. The increase in stock-based compensation was due to granting additional stock-based awards as well as an increase in the value of the awards. Between October 1, 2014 and September 30, 2015, we hired eight new employees in general and administrative roles. Professional and consulting fees increased primarily due to increased accounting and legal fees to support our operating as a public company and costs incurred for commercial-readiness activities related to PWS. Travel and other costs increased primarily due to increased insurance expense, travel, and information technology-related expenses to support our operating as a public company.

Other income (expense), net

Interest expense. Interest expense for the nine months ended September 30, 2015 and 2014 of $0.6 million and $0.7 million, respectively, was related to interest expense on our outstanding borrowings under the credit facility that we entered into in March 2014. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility.

Interest income. Interest income of $0.2 million for the nine months ended September 30, 2015 was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction losses of $0.2 million for the nine months ended September 30, 2015 compared to a small amount of foreign currency transaction losses for the nine months end September 30, 2014. Foreign currency transactions gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the weakening of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities totaling $204.0 million and $115.5 million, respectively. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk. Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2015, we had an accumulated deficit of $156.5 million. From inception to our IPO, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. In June 2014, we completed an IPO of common stock with net proceeds of $100.2 million, after deducting underwriting discounts and commissions, and offering expenses. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions. We also incurred offering costs of $0.5 million related to the follow-on offering.

On March 31, 2014, we entered into a loan and security agreement, or the 2014 Credit Facility, which provided for initial borrowings of $7.5 million and additional borrowings of up to $12.5 million. On that same date, we received proceeds of $7.5 million from the issuance of promissory notes under a term loan as part of the 2014 Credit Facility. Of the additional $12.5 million of borrowings that was available to us, $7.5 million was available to be drawn down until September 30, 2014 and $5.0 million was available to be drawn down for a 30-day period upon the completion of our IPO that occurred in June 2014. We elected not to draw down the $7.5 million or the $5.0 million and these amounts are no longer available to us. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the 2014 Credit Facility; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(41,610)	$(16,527)
Cash used in investing activities	(107,578)	(99)
Cash provided by financing activities	129,848	108,139

Net (decrease) increase in cash and cash equivalents	$(19,340)	$91,513

Net cash used in operating activities

During the nine months ended September 30, 2015, operating activities used $41.6 million of cash, primarily resulting from our net loss of $51.1 million, partially offset by cash provided by changes in our operating assets and liabilities of $3.8 million and non-cash charges of $5.7 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted primarily of a $5.4 million increase in accounts payable and accrued expenses, partially offset by a $1.1 million increase in our research and development tax incentive receivable from the Australian government and a $0.5 million increase in prepaid expenses and other current assets. Our net non-cash charges during the nine months ended September 30, 2015 consisted primarily of stock-based compensation expense of $5.8 million.

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

Our cash used in operating activities is generally affected by the amount of our net loss, changes in operating asset accounts and add-backs of non-cash expense items such as stock-based compensation expense and unrealized foreign currency gains and losses. Our net losses were primarily attributed to research and development activities related to our beloranib, ZGN-839 and second-generation MetAP2 inhibitors programs and our general and administrative expenses, as we had no revenue in the periods. Changes in our operating asset accounts are generally driven by the level of operating activity and timing of payments to our vendors.

Net cash used in investing activities

During the nine months ended September 30, 2015, net cash used in investing activities was $107.6 million. We used $246.8 million to purchase marketable securities, which was partially offset by proceeds from the maturities of marketable securities of $139.4 million. In addition, we used $0.2 million related to purchases of property and equipment.

During the nine months ended September 30, 2014, we used $0.1 million for a security deposit on our office lease as well as some small purchases of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $129.8 million as a result of proceeds, net of underwriting discounts and commissions, of $129.6 million from the January 2015 follow-on offering as well as proceeds of $1.0 million from the exercise of common stock options and issuance of common stock pursuant to our employee stock purchase plan, partially offset by $0.7 million of repayments on our notes payable.

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

Operating Capital Requirements

Beloranib is still in clinical development and ZGN-839 and our second-generation MetAP2 inhibitors are in pre-clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS through Phase 3 clinical trials;

•	advance the clinical development of beloranib as a treatment for patients with HIAO;

•	conduct activities needed to meet requirements that will allow the FDA to remove the partial clinical hold on our IND for beloranib;

•	initiate IND-enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors through the initiation of Phase 1 clinical development;

•	complete the Phase 2b ZAF-203 clinical trial of beloranib as a treatment for severe obesity complicated by type 2 diabetes;

•	seek to identify additional indications for beloranib or our other product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of beloranib, ZGN-839 and our second-generation MetAP2 inhibitors and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors will depend on many factors, including:

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2015, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 25, 2015, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, as filed with the SEC on May 14, 2015.

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

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents and marketable securities as of September 30, 2015 consisted of cash, money market accounts, commercial paper, corporate bonds and U.S government securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2015, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.4 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $0.2 million were recorded for the nine months ended September 30, 2015.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of September 30, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the nine months ended September 30, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of September 30, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against us and Thomas E. Hughes, entitled Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act by making allegedly false and misleading statements and omissions about our clinical trials for our drug beloranib. The lawsuit seeks, among other things, compensatory damages in connection with our allegedly inflated stock price between January 12, 2015 and October 16, 2015 as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We recently learned of a patient death in the U.S. Phase 3 clinical trial in PWS, and received notice from the FDA that the IND for beloranib has been placed on a partial clinical hold. We cannot be certain that we will be able to obtain FDA’s authorization to remove the partial clinical hold for beloranib, obtain regulatory approval for beloranib, or successfully commercialize beloranib.

We initiated our Phase 3 clinical program, which is planned to consist of two Phase 3 clinical trials, of beloranib in patients with PWS, with the first Phase 3 trial in the United States, also referred to as the bestPWS clinical trial, ZAF-311, having started in September 2014. Patient enrollment of 108 patients in the ZAF-311 clinical trial was completed in May 2015. In late-September 2015, we learned of a patient death in the ongoing Phase 3 clinical trial but at that time did not know whether the patient’s treatment assignment was beloranib. In October 2015, we learned that the patient was receiving beloranib after the patient’s treatment assignment was unblinded per the request of the U.S. Food and Drug Administration, or FDA, and, on October 15, 2015, we received notice from the FDA that the Investigational New Drug Application, or IND, for beloranib has been placed on a partial clinical hold. Subsequently, we received the patient’s death certificate and learned that the cause of death was determined to be respiratory failure as a consequence of pulmonary emboli. However, it is not known if this event was related to treatment with beloranib. After review of our ongoing clinical trials, we elected to proceed with efficacy and safety data analysis and close the randomized portion of our Phase 3 ZAF-311 clinical trial of beloranib in patients with PWS and our Phase 2b ZAF-203 clinical trial of beloranib in patients with severe obesity complicated by type 2 diabetes. We believe that a sufficient number of patients have completed randomized treatment in both clinical trials to assess the efficacy of beloranib and help inform next steps for the beloranib program. Following the partial clinical hold, we believe we can best preserve the integrity of the data in each clinical trial by closing the randomized portion of the clinical trials early. We expect, based on discussion with the FDA that ZAF-311 remains a pivotal clinical trial. Open label extension, or OLE, of the ZAF-311 is continuing on a patient-by-patient basis after successful screening measures are completed and patients elect to re-consent to remain in the OLE portion of the clinical trial. We are confirming acceptance by FDA of our statistical analysis plan, or SAP, before proceeding directly to data analysis, which we expect in Q1 2016. All other future clinical trials of beloranib under the IND are on hold until the FDA reviews the safety and efficacy results of ZAF-311, including the ZAF-312 Phase 3 clinical trial in PWS that was to start in Q4 2015. We will continue to engage in discussions with applicable regulatory authorities to determine if our proposed Phase 3 clinical trials, when resumed and completed, will be sufficient to support a New Drug Application, or NDA, submission to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and other regulatory agencies seeking approval of beloranib for the treatment of obesity and hyperphagia in patients with PWS. Prior to initiation of our Phase 3 clinical program for beloranib in patients with PWS, we submitted pre-clinical animal studies and clinical trial results for the FDA’s review, and have several additional studies to complete or that need further evaluation, including human factors studies to demonstrate patients’ ability to correctly use the syringe device for dispensing beloranib, abuse potential studies and rat and mouse carcinogenicity studies. However, the FDA may require additional pre-clinical animal studies or clinical studies, labeling statements in the beloranib product labeling, or restrictions.

The FDA and certain European regulatory authorities may delay, limit or deny approval of beloranib for many reasons, including, among others:

•	we may not be able to resume or start new clinical trials of beloranib;

•	we may not be able to demonstrate that beloranib is safe and effective in treating obesity and hyperphagia in patients with PWS, obesity in patients with HIAO or severe obesity in the general population, to the satisfaction of the FDA and EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or pre-clinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of beloranib;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that beloranib’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a REMS, as a condition of approval or post-approval, or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution, or sales of beloranib;

•	the FDA and EMA may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain and/or maintain regulatory approval for and successfully market beloranib.

We depend almost entirely on the success of one product candidate, beloranib, which is in Phase 3 clinical development for our lead indication of the treatment of obesity and hyperphagia in patients with PWS and Phase 2 clinical development for HIAO and severe obesity complicated by type 2 diabetes.

We currently have only one product candidate, beloranib, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Beloranib, which is currently in Phase 3 clinical development as a treatment for obesity and hyperphagia in patients with Prader-Willi syndrome, or PWS, Phase 2 clinical development for hypothalamic injury-associated obesity, or HIAO, and Phase 2b clinical development for severe obesity complicated by type 2 diabetes, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Because our business is almost entirely dependent upon this one product candidate, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

Our other product candidates, including ZGN-839, and our second-generation MetAP2 inhibitors, are still in pre-clinical development stages. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that beloranib or any other of our product candidates will be successfully developed or commercialized.

We are not permitted to market beloranib in the United States until we receive approval of an NDA from the FDA or in any foreign countries until we receive the requisite marketing approval from such countries. We recently completed three Phase 2 clinical trials of beloranib, one in patients with PWS, one in patients with HIAO and one in severely obese patients. Outside of the current partial clinical hold instituted in October 2015 by the FDA, we expect that the FDA will require us to conduct at least one pivotal trial in order to submit an NDA for beloranib as a treatment for patients with PWS as well as at least one pivotal trial in order to submit an NDA for beloranib as a treatment for patients with HIAO. However, meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. We expect that the FDA will also require us to complete at least two Phase 3 clinical trials prior to submitting an NDA for beloranib as a treatment for severe obesity in the general population, and may require that we conduct a cardiovascular outcomes trial which may include over 10,000 patients and last over the course of multiple years. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials for a one-year duration. Accordingly, obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process.

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

Positive results from our Phase 1 and Phase 2 clinical trials of beloranib may not necessarily be predictive of the results from required later-stage clinical trials. Similarly, even if we are able to complete our Phase 2b or Phase 3 clinical trials of beloranib according to our current development timeline, the positive results from our Phase 1 and Phase 2a clinical trials of beloranib may not be replicated in our Phase 2b or Phase 3 clinical trial results. The design of our Phase 3 clinical program of beloranib as a treatment for obesity and hyperphagia in patients with PWS differs in several aspects from our recently completed Phase 2a clinical trial for PWS and we may not have consistent results between one Phase 3 clinical trial to the second Phase 3 clinical trial in PWS. For example, patients with PWS will not be limited to living in closely-controlled PWS-specific group homes like they were in our Phase 2a clinical trial but will be predominantly living in family homes. In addition, patients with PWS will be treated with beloranib for substantially longer than four weeks and our U.S. Phase 3 extension trial, European Phase 3 trial for PWS and all subsequent Phase 2 and 3 studies will test a pre-filled diluent syringe instead of single use glass vials, which were used in our Phase 2a and U.S. Phase 3 clinical trials. One of the Phase 3 clinical trials, ZAF-312, will be conducted primarily in the European Union, where we have not previously conducted clinical trials. In our Phase 2a clinical trial for PWS we saw statistically significant improvements in hyperphagia behaviors, body mass and fat mass; body weight was also reduced, but not to a statistically significant level. For example, the results of our Phase 2a clinical trial for severe obesity were based on a per protocol analysis of patients who completed the 12-week dosing in the clinical trial. Later-stage clinical trials will utilize highly rigorous statistical analyses. Based on our decision to stop the randomized portion of the ZAF-311 clinical trial we are currently in ongoing dialogue with the FDA to address the treatment of patient data impacted by this decision in the SAP. We had previously finalized the statistical analysis of primary efficacy endpoints for the bestPWS clinical trial to be hyperphagia-related behaviors and body weight as the co-primary efficacy endpoints and to be evaluated at a significance level of p-value less than 0.05. Later-stage clinical trials will be evaluated based on an intent-to-treat analysis that includes all patients randomized in the clinical trial, regardless of whether they complete treatment, which may lead to different results. Moreover, if the caregiver-administered PWS-specific hyperphagia-related behaviors questionnaire, or PWS HQ-CT, is not validated by the ZAF-311 data, our Phase 3 clinical program or our regulatory filing may be delayed until we validate the tool or develop and test a new one. This can be a lengthy process. There are also differences expected between our ZAF-311 and ZAF-312 clinical trials. We learned of a patient death in the U.S. Phase 3 clinical trial, and subsequently received notice from the FDA that the IND for beloranib has been placed on a partial clinical hold, in order to put new screening measures in place to mitigate risk of thrombotic events. All other future clinical trials of beloranib under the IND are on hold until the FDA reviews the safety and efficacy results of ZAF-311, including the ZAF-312 Phase 3 clinical trial in PWS that was to start in Q4 2015. We have elected to proceed with efficacy and safety data analysis and close the randomized portion of our Phase 3 ZAF-311 clinical trial and our Phase 2b ZAF-203 clinical trial.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not continue to face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our Phase 2b or Phase 3 clinical trials of beloranib, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of beloranib could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We initiated our Phase 3 clinical program of beloranib as a treatment for obesity and hyperphagia in patients with PWS in the United States in September 2014 (ZAF-311). We also initiated a Phase 2b clinical trial of beloranib as a treatment for severe obesity in patients who also have type 2 diabetes in December 2014 in Australia (ZAF-203). In late-September 2015, we learned of a patient death in the ongoing Phase 3 clinical trial, but at that time did not know whether the patient’s treatment assignment was beloranib. In October 2015, we learned that the patient was receiving beloranib after the patient’s treatment was unblinded and, on October 15, 2015, we received notice from the FDA that the IND for beloranib has been placed on a partial clinical hold. Subsequently, we received the patient’s death certificate and learned that the cause of death was determined to be respiratory failure due to pulmonary emboli. However, it is not known if this event was related to the treatment of beloranib. The ZAF-312 Phase 3 clinical trial, to be conducted mainly in the European Union, has also been placed on hold until a full assessment is performed by the FDA and the EMA of the safety and efficacy data from ZAF-311. After review of our ongoing clinical trials, we have elected to proceed with efficacy and safety data analysis and close the randomized portion of our Phase 3 ZAF-311 and our Phase 2b ZAF-203 clinical trial.

Despite the guidance received from, and to be received from, these regulatory authorities, both the FDA and the EMA can change their positions on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Resumption and successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of beloranib. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA or EMA may place further clinical trials on hold or may deny permission to pursue other clinical trials we want to initiate;

•	delays in regulatory filing or receiving regulatory approvals or additional INDs, or clinical trial applications, or CTAs, that may be required;

•	negative results from our ongoing pre-clinical studies, or the FDA or EMA may require additional pre-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States or the European Union;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;

•	delays in validating the PWS HQ-CT or any other self-reported measures of hunger and related endpoints utilized in a clinical trial, including delays caused as a result of the need to translate the PWS HQ-CT or other self-reported measures of hunger into European languages other than English;

•	the FDA or EMA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators in our ongoing or future clinical trials;

•	reports from pre-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, current thromboembolic screening and monitoring measures, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, such as our ZAF-311 clinical trial, other regulatory authorities, the IRBs, or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with requirements for Good Clinical Practice, or cGCPs, which are legal requirements enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites, IRBs, ethics committees, and other vendors that may be involved in the clinical development of new products. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMPs regulations, to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA and/or the EMA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. In our recently completed Phase 2 clinical trials of beloranib, the main adverse events, or AEs, including those leading to premature treatment discontinuation, in patients dosed with beloranib, have been dizziness, sleep disturbances, principally manifested as delayed onset of sleep, as well as nausea and vomiting. We have disclosed four serious adverse events, or SAEs, in connection with our clinical trials. The first two SAEs were pulmonary embolism in our ZAF-201 clinical trial that were not attributed as related to beloranib by the principal investigators in the clinical trial. The third SAE was the recent patient death in the U.S. Phase 3 ZAF-311 clinical trial of beloranib that was a result of respiratory failure as a consequence of pulmonary emboli and the clinical investigator has attributed the patient death to be possibly related to beloranib. In connection with the fourth SAE, after the patient death discussed above, we were asked by the FDA to unblind the treatment assignment for a patient in our ongoing Phase 2b ZAF-203 clinical trial who had a pulmonary embolism and the patient was determined to have been treated with beloranib. Because of the patient death and the occurrence of thrombotic events in patients treated with beloranib, the FDA has instituted a partial clinical hold of beloranib.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. However, SAEs that are not characterized by clinical investigators as possibly related to beloranib or SAEs that occur in small numbers may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. Adverse events or AEs, including dizziness, sleep disturbances, principally manifested as delayed onset of sleep, as well as nausea and vomiting, likewise may not have been disclosed to the public until such time as the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of SAEs will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA or other regulatory authorities. The FDA or other regulatory authorities may not agree with our methods of analyses or our interpretation of the results.

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

There are no current pharmacological treatments for regulating hunger and hyperphagia-related behaviors of patients with PWS or hunger of patients with HIAO, and bariatric surgery is contraindicated in patients with PWS and is not frequently employed in patients with HIAO. We are aware of a clinical trial that was recently completed by Ferring Pharmaceuticals, Inc. to evaluate the use of carbetocin, an analogue of a brain peptide hormone oxytocin hypothesized to increase trust, reduce anxiety and improve behavior in patients with PWS. We also are aware of a clinical trial being conducted by Essentialis, Inc. to evaluate the safety and tolerability of controlled-release diazoxide in patients with PWS and to explore the effects of diazoxide on hyperphagia-related behaviors and energy expenditure. We are aware of a Phase 2 trial in its early phase of execution, by Rhythm Pharmaceuticals, Inc. to evaluate the effect of treatment with RM-493, a melanocortin receptor agonist, in patients with PWS. In addition, any of our competitors may develop a drug to treat patients with PWS at any time. Also, Alize Pharma recently started a Phase 2 clinical trial in PWS of AZP-531, its unacylated ghrelin analog. We are not aware of any clinical trials of drugs specifically targeting patients with HIAO. Other potential competitors in the severe obesity market include bariatric service providers, and other potential approaches which utilize various implantable devices or surgical tools that have been cleared by the FDA, such as EnteroMedics Inc.’s VBlock Therapy, or that are in development by companies such as Allergan, Inc., BAROnova, Inc., Boston Scientific Corporation, Covidien Ltd., GI Dynamics, Inc., Gelesis, Neurosearch A/S, Johnson & Johnson and Medtronic, Inc. In addition, beloranib will compete with orlistat, phentermine/topiramate, lorcaserin naltrexone/bupropion, liraglutide and approved and currently marketed pharmaceutical products in the United States for the treatment of obesity and overweight patients in the presence of at least one related co-morbid condition, and several older agents, indicated for short-term administration, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Orlistat is marketed in the United States by the Roche Group under the brand name Xenical and over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name alli. In June 2013, Arena Pharmaceuticals, Inc. launched its lorcaserin product, which is marketed in the United States under the name Belviq and in September 2012, Vivus, Inc. commercially launched its combination product, phentermine/topiramate, under the trade name Qsymia. In October 2014, Takeda Pharmaceuticals U.S.A., Inc. and Orexigen Therapeutics, Inc. launched the combination product naltrexone HCl/bupropion HCl extended-release tablets under the name Contrave and in April 2015, Novo Nordisk launched Saxenda (liraglutide injection).

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of beloranib, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute beloranib, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•	The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•	The federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, require manufacturers of drugs, devices, and biologics to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as beloranib, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for beloranib as a treatment for obesity and hyperphagia in patients with PWS or patients with HIAO physicians may nevertheless prescribe beloranib to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and required that they enter into corporate integrity agreements with the Office of Inspector General of the Department of Health and Human Services, or OIG. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of beloranib, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

As part of our business strategy, we have obtained orphan drug designation in the United States and the European Union for beloranib for the treatment of patients with PWS and we also have obtained orphan drug designation in the European Union for craniopharyngioma. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. To obtain orphan drug exclusivity for a drug that shares the same active chemical entity as an already orphan designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

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

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our owned and licensed patents and patent applications relate to beloranib compositions of matter, formulations, polymorphs, methods of treating obesity using dosing regimens of beloranib, and methods of treating hypothalamic obesity. The issued U.S. and European patents generally directed to beloranib compositions of matter are exclusively licensed and will each expire in 2019. We own two issued U.S. patents relating to beloranib polymorph compositions of matter that will expire in 2031 and four issued U.S. patents to methods of treating obesity that will expire in 2029. We own pending patent applications in Europe to beloranib polymorph composition of matter and methods of treating obesity that we expect to expire, once issued, in 2031.

As of October 30, 2015, we own six issued U.S. patents, and nine pending U.S. patent applications and foreign counterpart applications, all of which relate to beloranib. We have a license to two U.S. issued patents, one with corresponding issued foreign counterpart patents that also relate to beloranib. We also co-own one patent application relating to methods of using beloranib.

As of October 30, 2015, we own one issued U.S. patent, and twelve pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors. Of these, two pending U.S. patent applications with pending foreign counterpart patent applications relate to our early-stage product candidate ZGN-839.

As of October 30, 2015, we own two issued U.S. patents, three pending U.S. patent applications with pending foreign counterpart patent applications, and four U.S. provisional patent applications that relate to our second-generation injectable MetAP2 inhibitor program.

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

We have licensed our rights to beloranib from Chong Kun Dang Pharmaceutical Corp. of South Korea, or CKD. Our license with CKD imposes various obligations on us, including a requirement to use commercially reasonable efforts to develop beloranib and provides CKD the right to terminate the license thereunder in the event of a material breach. For example, CKD may allege that we have breached our license agreement and may accordingly seek to terminate our license with them. Termination of our license from CKD could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize beloranib, if approved, as well as harm our competitive business position and our business prospects. We also have an exclusive license with Children’s Medical Center Corporation, or Children’s, pursuant to which we exclusively licensed certain patent rights relating to decreasing the growth of fat tissue from Children’s on a worldwide basis. We may enter into additional license(s) to third-party intellectual property that are necessary or useful to our business. Future licensor(s) may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, future licensor(s) may decide to terminate our license at will. If successful, this could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

As of October 30, 2015, we had 44 full-time employees and one part-time employee, and as we advance beloranib into later-stage clinical trials and if successful, into commercialization, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of beloranib. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize beloranib, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable non-U.S. regulators, provide accurate information to the FDA and applicable non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted an insider trading policy and a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of beloranib in clinical trials and the sale of beloranib, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with beloranib. For example, we may be sued if any product we develop allegedly causes injury or death or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing beloranib, which is currently in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO and the treatment of severe obesity in the general population. We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $51.1 million for the nine months ended September 30, 2015 and $36.5 million for the year ended December 31, 2014. As of September 30, 2015, we had an accumulated deficit of $156.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of beloranib and development of ZGN-839, our second-generation MetAP2 inhibitors and of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for beloranib, we will incur significant sales, marketing and outsourced manufacturing expenses. Now that we are a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of September 30, 2015, our cash, cash equivalents and marketable securities were $204.0 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against us and Thomas E. Hughes, entitled Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act by making allegedly false and misleading statements and omissions about our clinical trials for our drug beloranib. The lawsuit seeks, among other things, compensatory damages in connection with our allegedly inflated stock price between January 12, 2015 and October 16, 2015 as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs.

Our executive officers, directors, and principal stockholders exercise significant control over our company.

As of October 30, 2015, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with Alta Partners, or Alta, investment funds affiliated with Foresite Capital and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 38% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against us and Thomas E. Hughes, entitled Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act by making allegedly false and misleading statements and omissions about our clinical trials for our drug beloranib. The lawsuit seeks, among other things, compensatory damages in connection with our allegedly inflated stock price between January 12, 2015 and October 16, 2015 as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs.

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

ZAFGEN, INC.

November 13, 2015	By:	/s/ Thomas E. Hughes
Thomas E. Hughes
Chief Executive Officer (Principal Executive Officer)

November 13, 2015	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.