Form 10-K
period 2015-12-31
ZAFGEN, INC.
filed 2016-03-15
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $478.8 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 7, 2016 there were 27,268,943 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ZAFGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

PART I

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our ability to overcome the full clinical hold placed on our clinical trials of beloranib under our Investigational New Drug application, or IND, and resume clinical development of beloranib;

•	our plans to develop and commercialize beloranib as a treatment for obesity that is a co-morbidity of an underlying rare condition such as Prader Willi syndrome, or hypothalamic injury-associated obesity, including craniopharyngioma-associated obesity;

•	our plans to develop and commercialize a methionine aminopeptidase 2, or MetAP2, inhibitor, as a treatment for severe obesity in the general population;

•	our ability to advance our earlier-stage product candidates, including ZFGN-839, into clinical development and successfully complete clinical trials;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for beloranib and our other product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of beloranib and our other product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Beloranib, our lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO, including craniopharyngioma-associated obesity. We are also developing ZGN-839, a liver-targeted methionine aminopeptidase 2, or MetAP2, inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as other second-generation methionine aminopeptidase 2, or MetAP2, inhibitors for the treatment of severe obesity. In December 2015, the U.S. Food and Drug Administration, or FDA, placed a full clinical hold on our Investigational New Drug Application, or IND, for beloranib, as a result of the number of thrombotic events observed in patients treated with beloranib in our clinical trials. We plan to present to the FDA data from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our recently completed Phase 2b clinical trial evaluating beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS, and other requested data, in an effort to resolve the full clinical hold.

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

PWS is a rare and complex genetic disorder characterized by physiologic, cognitive and behavioral symptoms, including hyperphagia, uncontrollable hunger and its related behaviors, and obesity. Beloranib is currently in Phase 3 development as a treatment for PWS. In January 2016, we announced the results of our first Phase 3 clinical trial of beloranib evaluating the safety and efficacy of beloranib in patients with PWS, during a six-month randomized treatment period. The clinical trial achieved its co-primary efficacy endpoints, as patients treated with beloranib achieved a statistically significant reduction in both body weight and hyperphagia-related behaviors. If the FDA lifts the full clinical hold on the beloranib IND, we anticipate the need to conduct an additional Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely in the European Union, after discussing the trial design with the FDA and other applicable regulatory authorities. Beloranib received orphan designation for the treatment of PWS from the FDA, and the European Commission in January 2013 and July 2014, respectively. We believe that rare conditions such as PWS afford us an opportunity to rapidly develop and commercialize beloranib using smaller, more focused and less costly clinical trials, relative to those required to develop a MetAP2 inhibitor for the broader severe obesity population.

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

HIAO is most commonly caused by damage incurred during removal of a central nervous system tumor called craniopharyngioma, but it can also result from less common types of hypothalamic injury such as strokes, brain trauma, or radiation therapy to the brain. In January 2015, we announced the results of our Phase 2 clinical trial of beloranib administered twice weekly in 14 patients with HIAO caused by the treatment of craniopharyngioma or pituitary macroadenoma. We observed mean weight loss of 3.4 kg and 6.2 kg in patients with HIAO after four and eight weeks of treatment with beloranib, respectively, in contrast to 0.3 kg mean weight loss in patients treated with placebo for four weeks. Improvements in cardiovascular disease risk factors of lipids and inflammation (measured by C-reactive protein) were also observed. We will decide whether to pursue additional clinical trials of beloranib in patients with HIAO, if the FDA lifts the full clinical hold on the beloranib IND. In September 2015, beloranib received orphan drug designation from the European Union for the treatment of craniopharyngioma-associated obesity, and we plan to seek orphan drug designation for beloranib for the treatment of HIAO in the United States.

Although beloranib is likely to be focused on rare diseases, such as PWS and HIAO, we may pursue clinical development for severely obese patients in the general population, including patients otherwise eligible for bariatric surgery, with our second-generation MetAP2 inhibitors. Bariatric surgery eligibility criteria generally identify surgical candidates as those patients with body mass indices, or BMIs, greater than 40 kg/m2, or those with BMIs over 35 kg/m2 who also have a significant and uncontrolled co-morbid condition. Based on these criteria, it is estimated conservatively that there will be at least 16 million adults in the United States eligible for bariatric surgery by the time beloranib or another MetAP2 inhibitor could become available commercially. Bariatric surgery results in significant weight loss, but the financial expense and the potential for complications, adverse events and longer-term side effects limit its overall adoption, with only a few hundred thousand patients in the United States undergoing bariatric surgery each year. Existing pharmacotherapies result in less weight loss than surgical options, and these therapies not only have undesirable side effects, but also have risk of abuse. Due to the significant barriers associated with bariatric surgery and the limited weight loss potential of currently marketed pharmaceutical products, there is a significant unmet need for the treatment of patients with severe obesity. We believe this patient population would benefit from MetAP2 inhibitor treatment through the reduction of body weight and through improvement of other co-morbid conditions.

In February 2016, we reported results from our Phase 2b clinical trial evaluating beloranib in the treatment of severe obesity complicated by type 2 diabetes. The clinical trial achieved its primary efficacy endpoint, as treatment with beloranib resulted in statistically significant reductions in body weight compared to placebo. Patients treated with beloranib also met a key secondary endpoint, achieving a reduction in HbA1c of 2.0 percent compared to a reduction of 0.6 percent for placebo. Although beloranib is likely to be focused on rare diseases, such as PWS and HIAO, we may pursue clinical development for severely obese patients in the general population, including patients otherwise eligible for bariatric surgery, with our second-generation MetAP2 inhibitors.

MetAP2 inhibitors may also have utility in the treatment of other metabolic diseases, such as nonalcoholic fatty liver disease, or NAFLD, and NASH. In a mouse model of diabetes, NAFLD, and NASH, our second product candidate, ZGN-839, a MetAP2 inhibitor, reduced the severity of NAFLD and NASH. ZGN-839 may provide patient convenience in the form of oral dosing, or an otherwise improved clinical profile. In January 2016, we withdrew the ZGN-839 IND that we previously submitted to the FDA, in order to focus on generating additional data regarding the potential risk of thrombosis. We will decide next steps with regard to this IND application, following resolution of the full clinical hold on our beloranib IND.

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

•   First Phase 3 clinical trial of beloranib in patients with PWS completed

•   Anticipate beginning another Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely the European Union if we are able to reach an agreement with the FDA to support lifting the full clinical hold on the beloranib IND

HIAO	Beloranib	Phase 2	• Phase 2 clinical trial completed
Severe obesity in the general population	Beloranib	Phase 2b	• Phase 2b clinical trial of beloranib in patients with severe obesity and type diabetes completed
	Second-generation MetAP2 inhibitors	Pre-clinical	• Pre-clinical studies ongoing

NAFLD, NASH and abdominal obesity	ZGN-839	Pre-clinical	• Pre-clinical studies ongoing

Populations of Interest

Obesity Caused by Rare Conditions

Obesity is a complex medical disorder involving appetite dysregulation and altered lipid and energy metabolism that results in excessive accumulation of fat tissue. We plan to develop beloranib for the treatment of subpopulations of obese patients, including those with rare conditions such as PWS and HIAO, where obesity is a co-morbidity of an underlying condition. These conditions frequently are characterized by increased and life-threatening hunger that occurs secondary to damage to the hypothalamus, genetic conditions affecting embryological development or function of the hypothalamus, or conditions that occur as a result of certain drug side effects, radiation therapy, or other impairments to the normal function of the hypothalamus. Regardless of the causative agent or condition, the resultant damage to the hypothalamus impairs its normal function, including the ability to modulate hunger. These conditions are most often associated with a severe and life-limiting form of obesity and neither dietary interventions nor currently available pharmaceutical therapies bring meaningful benefit to these patients, for whom bariatric surgery is generally contra-indicated. Based on results from animal experiments in which compromised hypothalamic function caused hunger and obesity, we believe that beloranib may have utility in the treatment of severe obesity and hyperphagia, or insatiable life-threatening hunger and hunger-related behavior, in human disease settings in which hypothalamic food intake control centers are compromised. We are developing beloranib in these subpopulations of patients as a treatment for obesity and hyperphagia in patients with PWS and HIAO, and potentially other rare diseases.

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

Hyperphagia impairs a patient with PWS’s ability to live independently, requiring costly and constant supervision to prevent overeating. Without supervision, patients with PWS are likely to die prematurely as a result of choking, stomach rupture or tissue necrosis, or from complications caused by morbid obesity, such as right heart failure and respiratory failure; in addition, preliminary data suggests that patients with PWS may be at a higher risk of death from pulmonary embolism than the general population. Based on our evaluation of published survival data, the average life expectancy of patients with PWS is approximately 32 years of age. While a small number of patients with PWS are cared for in costly group homes, the majority of patients with PWS are cared for in their homes and their families undertake substantial effort to create physical barriers to eating. These efforts result in extremely stressful environments as caregivers often place locks and alarms on cabinets and refrigerators that contain food to impede a patient with PWS’s efforts to obtain food at all times. We estimate the typical annual cost of treating a patient with PWS is $100,000 to $200,000, excluding the often significant costs of drug therapies related to other medical and psychological conditions, and the costs of any lost time from work experienced by their families due to responsibilities related to the care of a patient with PWS.

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

Although there are pharmacological treatments for various symptoms of PWS, such as replacement of human growth hormone in patients with PWS that are deficient in growth hormone, based on our discussions with physicians who treat patients with PWS, there are currently no effective pharmacological treatments for obesity and hyperphagia in PWS. Furthermore, bariatric surgery is contraindicated in patients with PWS due to poor outcomes related to an increased risk of rupture of the reduced stomach in the setting of sleeve gastrectomy or gastric bypass procedures, or rupture of the restricted esophagus in the setting of gastric banding procedures with the consequence of life-threatening gastric perforation. Apart from restricted access to food and constant supervision to prevent both life-threatening overeating and morbid obesity, there is currently no treatment for obesity and hyperphagia in patients with PWS. In January 2016, we announced the results of our first Phase 3 clinical trial of beloranib evaluating the safety and efficacy of beloranib in patients with PWS, during a six-month randomized treatment period. The clinical trial achieved its co-primary efficacy endpoints, as patients treated with beloranib demonstrated a statistically significant reduction in both body weight and hyperphagia-related behaviors. If we are able to reach an agreement with the FDA that an appropriate, safe, and effective pathway can be developed to support lifting the full clinical hold on the beloranib IND, we anticipate the need to conduct another Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely the European Union, after discussing the trial design with applicable regulatory authorities.

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

In January 2015, we reported the results of our Phase 2 clinical trial of beloranib administered twice weekly in 14 patients with HIAO caused by the treatment of craniopharyngioma or pituitary macroadenoma. We observed mean weight loss of 3.4 kg and 6.2 kg in patients with HIAO after four and eight weeks of treatment with beloranib, respectively, in contrast to 0.3 kg mean weight loss in patients treated with placebo for four weeks. Improvements in cardiovascular disease risk factors of lipids and inflammation (as measured by C-reactive protein) were also observed. We will decide whether to pursue additional clinical trials of beloranib in patients with HIAO, if the FDA lifts the full clinical hold on the beloranib IND. In September 2015, beloranib received orphan drug designation from the European Union for the treatment of craniopharyngioma-associated obesity, and plan to seek orphan drug designation for beloranib for the treatment of HIAO in the United States.

Severe Obesity in the General Population

Our long-term intention is to pursue clinical development of a second-generation MetAP2 inhibitor as a treatment for severely obese patients in the general population. We believe this patient population would benefit from MetAP2 inhibitor treatment through the reduction of body weight and through improvement of severity or symptoms of other co-morbid conditions. We believe that MetAP2 inhibitors have the potential to offer this patient population, most of which is not adequately responsive to available therapies, substantial health and quality of life benefits.

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

In February 2016, we reported results from our Phase 2b clinical trial evaluating beloranib in the treatment of severe obesity complicated by type 2 diabetes. The clinical trial achieved its primary efficacy endpoint, as treatment with beloranib resulted in statistically significant reductions in body weight compared to placebo. Patients treated with beloranib also met a key secondary endpoint, achieving a reduction in HbA1c of 2.0 percent compared to a reduction of 0.6 percent for placebo. Although beloranib is likely to be focused on rare diseases, such as PWS and HIAO, we may pursue clinical development for severely obese patients in the general population, including patients otherwise eligible for bariatric surgery, with our second-generation MetAP2 inhibitors.

Our Strategy

Our objective is to be a leader in the discovery, development and commercialization of novel therapies to significantly improve the health and well-being of patients affected by obesity and complex metabolic disorders. Key elements of our strategy include:

•	Advance the clinical development of beloranib in subpopulations of obese patients, including those with rare conditions, where obesity is a co-morbidity of an underlying condition. Diseases in this category include PWS, HIAO and monogenic loss of function mutations, including leptin deficiency and melanocortin receptor subclass 4 mutations. We believe that rare conditions such as PWS and HIAO afford us an opportunity to rapidly develop and commercialize beloranib using smaller, more focused and less costly clinical trials, relative to those required to develop a MetAP2 inhibitor for the broader severe obesity population. Beloranib exerts its weight loss effects using a novel mechanism that does not appear to require fully functioning hypothalamic control pathways. We believe this mechanism is well-suited for patients with obesity that is caused by the failure of hypothalamic food intake control mechanisms, in particular the control of insatiable life-threatening hunger and hunger-related behavior, or hyperphagia. In January 2016, we announced the results of our first Phase 3 clinical trial of beloranib evaluating the safety and efficacy of beloranib in patients with PWS, during a six-month randomized treatment period. The clinical trial achieved its co-primary efficacy endpoints, as patients treated with beloranib demonstrated a statistically significant reduction in both body weight and hyperphagia-related behaviors. If we are able to reach an agreement with the FDA that an appropriate, safe, and effective pathway can be developed to support lifting the full clinical hold on the beloranib IND, we anticipate the need to conduct another Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely the European Union, after discussing the trial design with applicable regulatory authorities. In January 2015, we announced the results of our Phase 2 clinical trial of beloranib administered twice weekly in 14 patients with HIAO caused by the treatment of craniopharyngioma or pituitary macroadenoma. We observed mean weight loss of 3.4 kg and 6.2 kg in patients with HIAO after four and eight weeks of treatment with beloranib, respectively, in contrast to 0.3 kg mean weight loss in patients treated with placebo for four weeks. We will decide whether to pursue additional clinical trials of beloranib in patients with HIAO, if the FDA lifts the full clinical hold on the beloranib IND. We plan to present data to the FDA from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our recently completed Phase 2b clinical trial of evaluating beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS, and other requested data, in an effort to resolve the full clinical hold.

•	Advance the clinical development of MetAP2 inhibitors for the treatment of severely obese patients in the general population, including those who are candidates for bariatric surgery. We believe the severely obese patient population would benefit from MetAP2 inhibitor treatment through the reduction of body weight and through improvement of other co-morbid conditions. Bariatric surgery results in significant weight loss, but the financial expense and the potential for complications, adverse events and longer-term side effects limit its overall adoption, with only a few hundred thousand patients in the United States undergoing bariatric surgery each year. Existing pharmacotherapies result in less weight loss than surgical options, and these therapies not only have undesirable side effects, but also have risk of abuse. In February 2016, we reported results from our Phase 2b clinical trial evaluating beloranib in the treatment of severe obesity complicated by type 2 diabetes. The clinical trial achieved its primary efficacy endpoint, as treatment with the 1.8 mg and the 1.2 mg doses of beloranib resulted in statistically significant reductions in body weight of 12.7% (p<0.0001) and 13.5% (p<0.0001), respectively, compared with a reduction of 3.1% for placebo. Patients treated with beloranib also met a key secondary endpoint, achieving a reduction in HbA1c of 2.0% (p<0.0001) compared to a reduction of 0.6% (p<0.0001) for placebo.

•	Leverage the knowledge of our experienced team of drug developers that have deep expertise in the field of obesity, the function of MetAP2 inhibitors and metabolic diseases. Our management team has deep expertise in obesity and related metabolic diseases, the function of MetAP2 inhibitors, the strengths and weaknesses of current treatments for obesity and the ability to recognize the potential of novel therapies for the treatment of obesity. Our team is complemented by highly experienced external consultants and collaborators in the areas of drug discovery, development and regulatory approval.

•	Maintain flexibility in commercializing and maximizing the value of our development programs. While we intend to develop and commercialize beloranib for indications such as PWS and other rare conditions causing obesity, we may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of beloranib or our other earlier-stage development programs. For beloranib, we may enter into one or more strategic relationships to access broader geographic markets or additional indications. These relationships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales of beloranib.

•	Development of other potential product candidates. We have a second program focused on the delivery of MetAP2 inhibitors with targeted tissue distribution that shows early promise in animal models of NAFLD, NASH and abdominal obesity. Our lead MetAP2 inhibitor in this class of molecules is called ZGN-839. We have been advancing multiple candidate drugs into early development to establish clinical proof of concept, safety and tolerability of these molecules as a way to leverage our internal know-how in metabolic diseases and the effects of MetAP2 inhibitors. These compounds, typified by ZGN-839 or our other second-generation MetAP2 inhibitors, could provide additional short-term value to our company through focused development partnerships and collaborations.

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

An illustration of the MetAP2 inhibitor mechanism of action and therapeutic effects follows:

Clinical Trials

The table below summarizes the structure of and key findings from the eight clinical trials of beloranib that we have conducted as of the date of this Annual Report.

Trial Number	Brief Description	Treatment Duration	BMI Range of Patients (kg/m2)	Observations
ZAF-001 Phase 1b	• Randomized, double-blind, placebo-controlled trial • Escalating doses of 0.1 mg/m2, 0.3 mg/m2, and 0.9 mg/m2, or approx. 0.2 mg, 0.6 mg, and 2 mg • 1-hour intravenous infusion twice weekly	4 weeks	32-45

•  Dose dependent weight reductions with 0.9 mg/m2 twice weekly resulting in -3.6 kg weight loss versus -1.2 kg change with placebo over 4 weeks

•  Metabolic benefits (C-reactive protein and metabolic hormones) observed in dose dependent fashion

•  Safe and well tolerated at all dose levels

Trial Number	Brief Description	Treatment Duration	BMI Range of Patients (kg/m2)	Observations
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

4 thrombotic events observed in beloranib treatment groups (two SAEs and two AEs)

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

•   Reduction in hyperphagia related behaviors (at 1.8 mg dose level only)

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

•   Safe and well tolerated at all dose levels

Trial Number	Brief Description	Treatment Duration	BMI Range of Patients (kg/m2)	Observations
ZAF-203 Phase 2b

•   Randomized, double-blind, placebo-controlled parallel design trial

•   1.2 and 1.8 mg dose of beloranib or placebo in patients with severe obesity complicated by type 2 diabetes

•   Subcutaneous injections twice weekly

		26 weeks with additional 26 week blinded controlled treatment period	31.3-48.6

•   Patients completed initial 26 weeks in compliance with the protocol prior to partial clinical hold

•   Reduction in body weight ~13% in beloranib-treated patients versus 3% reduction in placebo-treated patients

•   We observed that more than 90% of beloranib-treated patients achieved at least 5% weight loss, with more than 60% of such subjects achieving at least 10% weight loss

•   Reduction in HbA1c by 2.0% from initial baseline percentage for beloranib-treated patients, with ~75% of such patients at or below the target HbA1c goal of 7% after 26 weeks

•   3 thrombotic events observed in beloranib treatment groups (one SAE and two AEs)

ZAF-311 Phase 3

•   Randomized, double-blind, placebo-controlled parallel design trial with single-blind placebo lead-in

•   2.4 mg and 1.8 mg doses of beloranib or placebo in patients with PWS

•   Subcutaneous injections twice weekly

		26 weeks with 2-week single-blind placebo lead-in and open-label extension	29.3-53.1

•   74/107 patients completed full 26 weeks and 27/107 patients completed at least 75% of protocol before full clinical hold

•   We observed statistically significant weight loss that was progressive and sustained in beloranib-treated groups as well as a statistically significant reduction in hyperphagia-related behaviors

•   4 thrombotic events observed in beloranib treatment groups (two SAEs, one of which resulted in a patient death, and two AEs)

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

In December 2015, the FDA, placed a full clinical hold on our IND for beloranib, as a result of a safety imbalance in the number of thrombotic events observed in patients treated with beloranib in our clinical trials versus placebo. A summary of the adverse events, or AEs, and serious adverse events, or SAEs, related to thrombosis across the ZAF-201, ZAF-203 and ZAF-311 clinical trials is set out below:

Overview of Adverse Events and Serious Adverse Events Related to Thrombosis

Study	Dose	Event	Causality per Investigator	Additional Info
ZAF-201 (completed)	1.2 mg	SAE of pulmonary embolism, or PE, thrombophlebitis	Not Related	Factor V Leiden mutation

	2.4 mg	SAE of PE; Deep vein thrombosis, or DVT,	Not Related	Gout attack and extended immobilization

	2.4 mg	Moderate AE of thrombophlebitis superficial	Not Related	Varicose veins; Implanted contraceptive

	2.4 mg	Mild AE of thrombophlebitis	Not Related	Implanted contraceptive

ZAF-203 (completed)	1.2 mg	SAE of PE	Not Related	Implanted contraceptive; heart failure; systemic pulmonary inflammatory disease

	1.8 mg	Moderate AE of DVT	Not Related	Discovered during VTE screening, 4 weeks after last dose of study drug. Two 8-hour flights occurring 3-4 weeks prior to VTE screening

	1.2 mg	Moderate AE of thrombophlebitis	Related	Discovered during VTE screening, 19 weeks after last dose of study drug. Ongoing medical history of bilateral superficial venous insufficiency

ZAF-311 (completed)	1.8 mg	Moderate AE of thrombophlebitis superficial; DVT	Related	Extended (6 hour) car ride

	2.4 mg	Moderate AE of DVT	Possibly related	Androgel 1% transdermal patch

	1.8 mg	SAE of PE; death	Possibly related	BMI 55 with multiple co-morbidities

	2.4 mg	SAE of PE; death	Probably related	Ongoing thrombophlebitis superficial (prior history); treated with ASA

Below is a summary of the Phase 2 and Phase 3 clinical trials that we have conducted with beloranib.

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

As severely obese patients are at an increased risk for cardiovascular disease, we measured systemic biomarkers of cardiovascular disease risk, including low density lipoprotein cholesterol, HDL, CRP, triglycerides and blood pressure in trial participants, to determine beloranib’s impact on such biomarkers. The results of these biomarker measurements in this trial, as summarized below, suggest that beloranib treatment does not increase the risk of cardiovascular disease and may be associated with reduced cardiovascular disease risk. While we included biomarkers of cardiovascular disease risk as an endpoint for our recently completed Phase 2b clinical trial of beloranib as a treatment for severe obesity in the general population, this trial will not be designed to establish the impact of beloranib treatment on cardiovascular disease risks.

The key results of this trial are summarized for the Per Protocol population, patients completing the 12-week dosing period and receiving a minimum of 16 of 24 doses, as follows:

12-Week Phase 2a Proof of Concept Clinical Trial in Obese Patients (ZAF-201)

Trial Arm	Number of Patients Per Protocol	Baseline Body Weight (kg)	Mean Weight Change (kg)	Percent Placebo- Adjusted Weight Change	p-value
Placebo	36	102.3	-0.4	—	—
Beloranib 0.6 mg	34	102.6	-5.5	-5.0	<0.0001
Beloranib 1.2 mg	31	102.6	-6.9	-6.4	<0.0001
Beloranib 2.4 mg	15	102.2	-10.9	-10.3	<0.0001

•	Levels of the cardiovascular disease risk marker C-reactive protein were reduced by an average of 2.5, 2.3 and 1.9 µg/ml, or 23%, 22% and 37%, respectively, for patients treated with beloranib at 0.6 mg, 1.2 mg and 2.4 mg, respectively, compared to an average increase of 1.0 µg/ml for patients dosed with placebo (p<0.0001).

•	Levels of low density lipoprotein cholesterol, or LDL-c, were reduced by an average of 0.3, 0.5 and 1.0 mmol/l, or 9.4%, 14.5% and 29.7%, respectively, for patients treated with beloranib at 0.6 mg, 1.2 mg and 2.4 mg, respectively, compared to an average reduction of 0.3 mmol/l for patients dosed with placebo (p<0.001 for patients treated with 2.4 mg beloranib).

•	Levels of high density lipoprotein cholesterol, or HDL-c, were increased by an average of 0.1, 0.1 and 0.2 mmol/l, or 7.6%, 11.6% and 14.6%, respectively, for patients treated with beloranib at 0.6 mg, 1.2 mg and 2.4 mg, respectively, compared to no change for patients dosed with placebo (p<0.05 for patients treated with 1.2 mg and 2.4 mg beloranib).

•	Levels of triglycerides were reduced by an average of 0.2, 0.3 and 0.4 mmol/l, or 8.8%, 9.0% and 20.3%, respectively, for patients treated with beloranib at 0.6 mg, 1.2 mg and 2.4 mg, respectively, compared to a reduction of 0.3 mmol/l for patients dosed with placebo (p<0.05 for patients treated with 1.2 mg and 2.4 mg beloranib).

•	Systolic blood pressure was reduced by an average of 6.3 mmHg, 6.3 mmHg and 13.6 mmHg for patients treated with beloranib at 0.6 mg, 1.2 mg and 2.4 mg, respectively, compared to an average of 1.4 mmHg reduction for patients dosed with placebo (p<0.05 for 1.2 mg and 2.4 mg doses). Trends toward reduction in diastolic blood pressure also were observed, although these changes did not reach statistical significance.

•	Sense of hunger was reduced by an average of 1.5 cm, 2.2 cm and 3.3 cm (out of a maximum number of 10 cm using a standardized visual analog scale asking how hungry the participant had been over the prior trial days) compared to an average reduction of 0.1 cm in placebo, respectively (p<0.05 for all doses). Baseline values were, on average, 5.0 cm, 5.3 cm, 5.8 cm and 6.4 cm for placebo, for doses of 0.6 mg, 1.2 mg and 2.4 mg of beloranib, respectively.

•	Post hoc analyses suggest that beloranib also may have favorable effects on body fat content.

While results from this clinical trial showed that beloranib doses ranging from 0.6 mg to 2.4 mg administered by SC injection resulted in dose-related weight loss, the highest dose, 2.4 mg, was associated with the most significant and rapid onset of weight loss whereas the lower doses, 0.6 mg and 1.2 mg, tended to result in slower initiation of weight reduction. However, the highest dose, 2.4 mg, of beloranib appeared to be less well-tolerated systemically and led to more frequent severe intensity TEAEs. 21 patients treated with 2.4 mg beloranib prematurely withdrew from the trial, mainly due to sleep disturbance reflective of increased sleep latency, the time patients reported taking to fall asleep at night. There were no deaths or any SAEs deemed to be possible, probably or definitely related to beloranib. There were two thrombotic AEs. The most commonly reported TEAEs were gastrointestinal disorders, mainly nausea, diarrhea, or vomiting, nervous system disorders, mainly dizziness, and psychiatric disorders, mainly insomnia, sleep disorder, or abnormal dreams. TEAEs were generally mild in severity and transient. Other frequently reported TEAEs were headaches and injection site bruising/itching, although the incidences were comparable to placebo and not observed to be dose-related. Laboratory assessments, vital signs and electrocardiograms revealed no unexplained abnormalities or clinically significant trends. The primary objectives of this clinical trial were met, including demonstration of continued weight loss beyond the four-week trial duration evaluated in prior trials, demonstration of the tolerability profile at effective doses, and demonstration of reductions in key cardiometabolic risk parameters and hunger as well as improved body composition (reduced waist circumference and fat mass) as assessed by bioelectrical impedance.

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

Unlike patients with severe obesity in the general population, patients with PWS are missing the function of multiple genes. In order to determine if the underlying mechanistic pathway of beloranib was engaged in patients with PWS, we measured levels of low density lipoprotein cholesterol and fat mass. MetAP2 inhibitors, such as beloranib, work, at least in part, by directing MetAP2 binding to cellular stress mediators, and, thus, reducing fat synthesis by the liver and fat storage throughout the body, leading to a reduction in cholesterol, evidenced by reduced levels of low density lipoprotein cholesterol and reduced fat mass. In this clinical trial, patients with PWS treated with beloranib had both reduced levels of low density lipoprotein cholesterol and fat mass, suggesting that patients with PWS respond to beloranib treatment in a similar manner as severely obese patients that are not missing the function of multiple genes. Likewise, exploratory, salutary effects on behaviors were observed, which reached clinical significance for the 1.8 mg beloranib treatment arm. These behavioral changes include a range of aspects of the PWS phenotype recorded by the caregiver-administered hyperphagia-related behavior questionnaire, an instrument that measures the frequency and severity of behavioral issues typical of patients with PWS that we are currently validating with the FDA for support of our pivotal trials.

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

ZAF-203—Randomized, Double-Blind, Placebo-Controlled, Parallel Design, Phase 2b Trial of ZGN-440 (Subcutaneous Beloranib in Suspension), A Novel Methionine Aminopeptidase 2 Inhibitor, In Severely Obese Subjects Complicated By Type 2 Diabetes To Evaluate Weight Reduction and Safety Over 26 Weeks Followed By 26 Weeks of a Blinded Controlled Treatment Period

Our Phase 2b clinical trial of beloranib as a potential treatment of severe obesity complicated by type 2 diabetes was designed as a randomized, double-blind, and parallel comparison of each of 1.2 mg and 1.8 mg dose levels of beloranib and placebo. In the ZAF-203 clinical trial, 152 patients were randomized and received twice-weekly subcutaneous injections of either 1.2 mg or 1.8 mg of beloranib or placebo, in addition to a diet and exercise regimen. The average age of patients in this trial was approximately 53.5, with patients having an average BMI of 39.9. Sixty-six of the patients completed six months of treatment in compliance with the protocol prior to our suspension of dosing at the time of the partial clinical hold in October 2015. The primary objective of this clinical trial was to assess body weight changes in patients with severe obesity complicated by type 2 diabetes that received 1.2 mg and 1.8 mg doses of beloranib administered twice weekly. The secondary objectives of this clinical trial were to (i) assess the effects of such doses on glycemic parameters by measuring HbA1c levels in the patient population (ii) evaluate the pharmacokinetics of beloranib, and (iii) assess the proportion of beloranib-treated subjects across weight loss intervals at 26 weeks.

The key results of this trial are summarized as follows:

26 Week Phase 2b Proof of Weight Loss Efficacy Clinical Trial in Patients with Severe Obesity Complicated by Type 2 Diabetes (ZAF-203)

Trial Arm	Number of Patients Per Protocol Population	Baseline Body Weight (kg)	Average Weight Change during Randomized Treatment (kg)	Percent Change in Body Weight	p-value
Placebo	22	103.2	-3.8	-3.1
Beloranib 1.2 mg twice weekly	25	120.4	-15.0	-13.5	<0.0001
Beloranib 1.8 mg twice weekly	19	109.1	-14.2	-12.7	<0.0001

•	95% (p<0.0001) and 92% (p<0.0001) of patients enrolled in the 1.8 mg and 1.2 mg treatment arms achieved a 5% reduction in body weight, versus 27% of placebo-treated patients

•	74% (p<0.0001) and 64% (p<0.0001) of patients enrolled in the 1.8 mg and 1.2 mg treatment arms achieved a 10% reduction in body weight, versus 5% of placebo-treated patients

26 Week Phase 2b Proof of HbA1c Reduction Efficacy Clinical Trial in Patients with Severe Obesity Complicated by Type 2 Diabetes (ZAF-203)

Trial Arm	Number of Patients Per Protocol Population	Baseline HbA1c	Average HbA1c at Week 26	Absolute Change in HbA1c	p-value
Placebo	22	8.1%	7.7%	-0.6%
Beloranib 1.2 mg twice weekly	25	8.5%	6.3%	-2.0%	<0.0001
Beloranib 1.8 mg twice weekly	19	8.2%	6.3%	-2.0%	<0.0001

The most common AEs in the clinical trial were upper respiratory tract infection, diarrhea, and injection site bruising. These were generally mild and transient in nature and occurred at comparable incidence rates between beloranib and placebo treated patients. Ten patients in the beloranib groups (five in each of the 1.8 mg and 1.2 mg groups) withdrew due to AEs compared to two patients in the placebo group. Consistent with prior beloranib clinical trials in conventional obesity, the most common causes of AEs leading to early withdrawal were sleep related, leading to four withdrawals from the clinical trial. In the clinical trial, there were a total of nine SAEs identified in eight patients, one in the 1.8 mg group, six in the 1.2 mg group, and two in the placebo group. One of the SAEs was a pulmonary embolism in the 1.2 mg treatment group. During the VTE screening process that followed the FDA’s partial clinical hold of the beloranib IND in October 2015, two additional VTEs were identified in patients in this clinical trial: deep vein thrombosis in a patient who had received 1.8 mg of beloranib, and superficial thrombophlebitis in a patient who had received 1.2 mg of beloranib.

ZAF-311—Randomized, Double-Blind, Placebo Controlled, Parallel Designed Phase 3 Trial of ZGN-440 (for Subcutaneous Injection), A Novel Methionine Aminopeptidase 2 Inhibitor, in Over-weight and Obese Subjects with Prader-Willi Syndrome to Evaluate Weight Reduction and Hyperphagia-Related Behaviors

The ZAF-311 clinical trial of beloranib as a treatment for patients with PWS was designed as a randomized, double-blind, and parallel comparison of each of 1.8 mg and 2.4 mg dose levels of beloranib, and placebo. In this trial, 107 patients were randomized and received twice-weekly subcutaneous injections of either 1.8 or 2.4 mg of beloranib or placebo. Seventy-four of the 107 patients completed the full 26 weeks of treatment per the trial protocol, and 27 patients completed at least 75% of the randomized treatment period prior to the suspension of dosing in the trial in October 2015. There were six patients who discontinued early. In agreement with the FDA, we have analyzed the data using a mixed model repeated measures (MMRM) approach to account for the missing endpoint data of the patients who did not complete the clinical trial. Patients in the trial were on average 20 years old, had an average BMI of 40 kg/m2 and an average hyperphagia total score of 16.9, consistent with moderate to severe hyperphagia, at the beginning of randomized treatment. These baseline characteristics were well-balanced across the treatment arms. In agreement with the FDA, the primary objectives of this clinical trial were to (i) assess the percent change in body weight across each of the 1.8 mg and 2.4 mg doses of beloranib, and (ii) evaluate the change in hyperphagia-related behaviors assessed via a Hyperphagia Questionnaire for Clinical Trials (HQ-CT) total score. The HQ-CT is a PWS-specific study instrument that provides an assessment by caregivers of the food-seeking behaviors exhibited by patients, with a high total score representing moderate-to-severe hyperphagia. The secondary objectives of the clinical trial were to (i) evaluate changes in total body fat massed assessed via DEXA scans in the same patient population, and (ii) assess changes in LDL- and HDL-cholesterol.

The key results of this trial are summarized as follows:

26 Week Phase 3 Proof of Weight Loss Efficacy Clinical Trial in Patients with Prader-Willi Syndrome (ZAF-311)

Trial Arm	Number of Patients Per Protocol Population	Baseline Body Weight (kg)	Percent Change in Body Weight	Placebo- Adjusted Change in Body Weight	p-value
Placebo	34	100.9	+4.15%
Beloranib 1.8 mg twice weekly	36	97.5	-4.05%	-8.20%	<0.0001
Beloranib 2.4 mg twice weekly	37	105.7	-5.30%	-9.45%	<0.0001

•	Patients treated with beloranib, in contrast to placebo, lost weight, with the 2.4 mg dose arm displaying a 5.3 percent reduction from baseline, with a placebo-adjusted weight loss of 9.45 percent.

26 Week Phase 3 Proof of Reduction in Hyperphagia Efficacy Clinical Trial in Patients with Prader-Willi Syndrome (ZAF-311)

Trial Arm	Number of Patients Per Protocol Population	Hyperphagia Questionnaire (HQ-CT) Score at Baseline	Unit Change in HQ-CT Score	Placebo- Adjusted Change HQ-CT Score	p-value
Placebo	34	15.0	-0.4
Beloranib 1.8 mg twice weekly	36	17.4	-6.7	-6.3	0.0003
Beloranib 2.4 mg twice weekly	37	18.3	-7.4	-7.0	0.0001

•	While hyperphagia-related behaviors were stable over six months of treatment in the placebo arm, both the 2.4 mg and 1.8 mg beloranib arms showed highly statistically significant reductions in HQ-CT total score, indicative of reduced hunger-associated behaviors.

The most common AEs were injection site bruising, aggression, and hyperphagia, generally of mild and transient nature. Of these, only injection site bruising was notable as being reported more frequently in patients taking beloranib compared to placebo. There were a total of five SAEs; aggression (placebo, 2.4 mg beloranib), ankle fracture (placebo), mental status change (1.8 mg beloranib), and pulmonary embolism which resulted in death (1.8 mg beloranib). Four patients withdrew due to adverse events in the 1.8 mg beloranib treatment group (abnormal behavior, anxiety, mental status changes, and pulmonary embolism) and two patients in the 2.4 mg beloranib group (injection site pain and psychotic disorder). Many of these AEs, specifically psychiatric disorders, are commonly observed as background comorbidities in PWS patients. At the end of the randomized treatment period, there were no clinically significant abnormal patterns regarding laboratory values, vital signs, or ECG findings. There was a patient death due to pulmonary embolism (1.8 mg beloranib) during the randomized portion of the trial. During the open-label extension portion of the trial, there was a patient death associated with pulmonary embolism (2.4 mg beloranib) and two cases of deep vein thrombosis (1.8 mg and 2.4 mg beloranib).

Next Steps

We plan to present to the FDA data from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our recently completed Phase 2b clinical trial of beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS, and other requested data, in an effort to resolve the full clinical hold the FDA has placed on the beloranib IND. If we are able to reach an agreement with the FDA that an appropriate, safe, and effective path can be developed to support lifting the full clinical hold on the beloranib IND, we anticipate the need to conduct another Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely the European Union, after discussing the trial design with applicable regulatory authorities.

Our discussions with the FDA will be centered on development of a risk mitigation strategy for beloranib. The recent, unequivocal efficacy data from our Phase 3 trial represent the first of several components needed for our next steps with the FDA to lift the full clinical hold. The FDA is expected to grant us a Type A meeting, which is an important next step toward enhancing our risk mitigation strategy and toward eventually lifting the full clinical hold. We have been working to develop a potential risk mitigation strategy for beloranib in PWS. This effort is well underway and is being informed by experts in the areas of PWS, thrombosis, and regulatory strategy. We will then have the Type A meeting with the FDA regarding the potential path forward for beloranib in PWS.

Regarding our ongoing data collection to support an integrated benefit/risk assessment, we are in the process of analyzing samples from the ZAF-203 and ZAF-311 trials to assess the baseline thrombotic state of the study populations, and their thrombosis parameters during and following treatment with placebo or beloranib. These analyses will let us dig deeper to see how thrombotic parameters may be influenced during beloranib treatment, and to better understand the context in which thrombotic events have occurred. Importantly, we are looking to understand whether safety can be managed with proper screening and monitoring protocols, or with direct treatment of thrombotic events with antithrombotic agents, or with prophylactic treatment with antithrombotic agents. We also are running a series of studies in vitro and in animals to see if beloranib causes any changes in thrombosis endpoints. These studies and evaluations are in progress, and will inform our next steps over the coming weeks and months. After we have a full and meaningful view of these results and the Type A meeting with the FDA, we will provide an update. We are also working to understand the incidence of thrombotic events as drivers of mortality and severe morbidity in patients affected by PWS. We are conducting additional surveys, reviewing the scientific literature and data from a natural history study, as well as mining insurance databases to better understand the importance of thromboembolism as a driver of morbidity and mortality in this unique population of patients. Given the depth and breadth of these various studies and analyses, we anticipate that we will have a rich context to draw from regarding thrombosis biology in PWS patients, and regarding any changes that might occur following initiation of treatment with beloranib, as well as what blood markers might be of value in monitoring for thrombotic disease.

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

We have initiated a two-year carcinogenicity study in the rat which is well underway and have recently completed a six-month transgenic mouse carcinogenicity study for which we expect results in the second quarter of 2016. Given that PWS manifests during childhood, preliminary juvenile safety studies have been completed. Following discussions of the pediatric investigational plan with regulatory authorities we are planning to conduct a confirmatory juvenile safety study to support testing and eventual marketing in the pediatric population.

Future Product Candidates

We have been working since our inception in 2005 to explore and pursue new molecules leveraging the therapeutic effects of MetAP2 inhibitors in metabolic diseases including severe obesity, type 2 diabetes, NAFLD, and NASH. As a direct result of medicinal chemistry efforts oriented to the identification of best-in-class MetAP2 inhibitors, we have identified compounds of use as potential follow-on compounds supporting beloranib, as well as novel inhibitors with improved pharmacological and physicochemical features. We continue to explore the utility of these molecules as a component of our program, and have identified a range of candidate molecules being prepared for advancement into early development.

As a part of this effort, we conducted a medicinal chemistry discovery program to find reversible inhibitors of MetAP2 that could be delivered orally and applied broadly across multiple areas of unmet medical need. The program delivered over 250 molecules in seven molecular families, and ZGN-839 was selected from this collection as a potent inhibitor with drug-like properties. In pre-clinical studies, ZGN-839 lowered body weight by approximately 9% after 16 days of treatment versus control animals and reduced plasma cholesterol and glucose, along with improvements in liver fat and the weight of abdominal adipose tissue in mice that were otherwise obese and insulin resistant due to long-term exposure to a high fat, obesogenic, diet. Further, in a mouse model of NAFLD and NASH, ZGN-839 treatment for four weeks reduced the severity of NAFLD and NASH and reduced plasma glucose. We believe that compounds like ZGN-839 could have utility in the treatment of NAFLD and NASH, and will further cause improvements in cardiovascular risk factors including low density lipoprotein cholesterol.

A synthetic process to produce ZGN-839 for safety testing and clinical trials has been developed. In January 2016, we withdrew the ZGN-839 IND that we previously submitted to the FDA, in order to focus on generating additional data regarding the potential risk of thrombosis. We will decide on next steps with regard to this IND application, following resolution of the full clinical hold on the beloranib IND.

Additionally, we are currently evaluating other second-generation MetAP2 inhibitors as potential development candidates for the treatment of severe obesity in the general population. In particular, we have initiated nonclinical and pharmacological/toxicological IND enabling studies, many of which are in the reporting phase. These studies are anticipated to support an IND application or other regulatory pathways to facilitate the initiation of clinical testing. These strategies and approaches are required to undergo review by respective health authorities who may require additional work and/or data prior to permitting these clinical development from advancing.

For information regarding amounts spent during each of the last three fiscal years on company-sponsored research and development activities, see Part II “Item 6—Selected Financial Data” of this Annual Report on Form 10-K.

Manufacturing and Supply

Beloranib is a small molecule drug that is synthesized with readily available raw materials using conventional chemical processes. The current process to produce beloranib for clinical trials involves (i) synthesis of crystalline drug substance, (ii) production of sterile crystalline drug substance, (iii) particle size control, formulation and production of sterile active drug product vials, (iv) production of sterile diluent in prefilled syringes and (v) production of sterile placebo vials. We control our clinical trial supply chain by periodically meeting to assess clinical trial material needs and status of supply. Clinical trial materials are forecasted on a six month rolling basis taking into account enrollment rates, number of sites, component inventory and clinical kit shelf-life. The clinical supply forecast is maintained internally and used to aid in decision making for cGMP manufacturing as well as clinical kit packaging and labeling. In addition, the CRO we employ maintains an inventory of all clinical kits that are allocated for a clinical study as well as all components needed for the clinical kits. Our internal cross-functional working group discusses inventory on a regular basis. Distribution of kits to clinical sites is controlled via a validated system thus helping to manage inventory at the CRO. Resupply of finished drug product is in progress at our drug product CMO. The manufacturing process is under active development and is not yet validated. Any delays encountered with manufacturing activities, CMO scheduling or raw material supply could delay the manufacturing of finished drug product. Additionally, following commercialization, we plan to establish a convenient dosing form of beloranib to improve the utility, look, convenience and feel of beloranib for patients—for example a pen injector system with single-use disposable cartridges.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substance and drug product required for our clinical trials. No long-term supply agreements are in place with our contractors, and each batch is individually contracted under a work order, which is governed by a quality and supply agreement. If we engage new contractors, such contractors must be approved by the FDA and other comparable foreign regulatory agencies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of beloranib, if approved. Our current scale of manufacturing is adequate to support all of our needs for clinical trial supplies and launch for orphan markets. For peak usage in orphan markets and for indications with larger populations, we will need to identify contract manufacturers or partners to produce beloranib on a larger scale.

Sales and Marketing

In early 2014, we hired a Chief Commercial Officer, however, given our stage of development, we have not yet established a broad commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. To develop the appropriate commercial infrastructure to launch beloranib, we may either do so on our own or by establishing alliances with one or more pharmaceutical or other biotechnology company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

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

Our owned and licensed patents and patent applications relate to beloranib compositions of matter, formulations, polymorphs, methods of treating obesity using dosing regimens of beloranib and methods of treating hypothalamic obesity. The issued U.S. and European patents generally directed to beloranib compositions of matter are exclusively licensed and will each expire in 2019. We own two issued U.S. patents relating to beloranib polymorph compositions of matter that will expire in 2031 and five issued U.S. patents to methods of treating obesity that will expire in 2029. We own pending patent applications in Europe to beloranib polymorph compositions and methods of treating obesity that we expect to expire, once issued, in 2031.

As of March 7, 2016, we own seven issued U.S. patents, six pending U.S. patent applications and foreign counterpart applications, and one Patent Cooperation Treaty, or PCT, application that will allow us to seek corresponding protection worldwide, all of which relate to beloranib. We have a license to two U.S. issued patents, one with corresponding issued foreign counterpart patents that also relate to beloranib. We also co-own one patent application relating to methods of using beloranib.

As of March 7, 2016, we own five issued U.S. patents, and 12 pending U.S. patent applications with pending foreign counterpart applications all of which relate to our internal efforts to discover novel MetAP2 inhibitors. Of these, two pending U.S. patent applications, both with pending foreign counterpart patent applications, and two U.S. provisional patent applications relate to our early-stage product candidate ZGN-839.

As of March 7, 2016, we own two issued patents, three pending U.S. patent applications with pending foreign counterpart patent applications, and four U.S. provisional patent applications that relate to our second-generation injectable MetAP2 inhibitor program.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or U.S. PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued patents relating to beloranib will expire on dates ranging from 2019 to 2031. However, the actual protection afforded by a patent varies on a claim by claim and country to country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Existing Obesity Drugs

In addition, beloranib will compete with orlistat, lorcaserin, phentermine/topiramate, Contrave and Saxenda, which are approved and currently marketed pharmaceutical products in the United States for the treatment of obesity, and several older agents, indicated for short-term administration, phentermine, phendimetrazine, benzphetamine and diethylpropion. Orlistat is marketed in the United States by the Roche Group under the brand name Xenical and over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name alli. In June 2013, Arena Pharmaceuticals, Inc. launched its lorcaserin product, which is marketed in the United States under the name Belviq and in September 2012, Vivus, Inc. commercially launched its combination product, phentermine/topiramate, under the trade name Qsymia. In October 2014 Takeda Pharmaceuticals U.S.A., Inc. and Orexigen Therapeutics, Inc. launched Contrave (naltrexone HCI and bupropion HCI) extended-release tablets for chronic weight management in obese adults and in April 2015 Novo Nordisk A/S launched Saxenda for weight management in obese and overweight patients in the presence of at least one related co-morbid condition.

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the implementation of its regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through December 31, 2016, the user fee for an application requiring clinical data, such as an NDA, is $2.4 million. PDUFA also imposes an annual product fee for human drugs ($0.1 million) and an annual establishment fee ($0.6 million) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The limitations imposed would be commensurate with the specific safety concerns presented by the drug. In addition, the FDA currently requires as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Pediatric Trials

Recently, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. Submission of a PSP as defined in FDASIA is not required for programs with orphan drug designation.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in

2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Employees

As of March 7, 2016, we employed 45 full-time employees, including 30 in research and development and 15 in general and administrative, and one part-time employee in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive offices are located at 175 Portland Street, 4th Floor, Boston, MA 02114, and our telephone number is (617) 622-4003. Our website address is www.zafgen.com.

Available Information

We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

Due to an imbalance in the number of thrombotic events observed in patients treated with beloranib in our clinical trials versus placebo, including two deaths from pulmonary embolism, we received notice from the FDA in December 2015, that the IND for beloranib had been placed on a full clinical hold. We cannot be certain that we will be able to obtain the FDA’s agreement to lift the full clinical hold for beloranib, obtain regulatory approval for beloranib, or successfully commercialize beloranib.

We have completed ZAF-311, our first Phase 3 clinical trial of beloranib in patients with Prader-Willi syndrome, or PWS. Patient enrollment of 108 patients in the ZAF-311 clinical trial was completed in May 2015. In late-September 2015, we learned of a patient death in this trial but at that time did not know whether the patient’s treatment assignment was beloranib. In October 2015, we learned that the patient was receiving beloranib after the patient’s treatment assignment was unblinded per the request of the U.S. Food and Drug Administration, or FDA, and, on October 15, 2015, we received notice from the FDA that the Investigational New Drug Application, or IND, for beloranib had been placed on a partial clinical hold. Subsequently, we received the patient’s death certificate and learned that the cause of death was determined to be respiratory failure as a consequence of pulmonary emboli. After review of our ongoing clinical trials, we elected to proceed with efficacy and safety data analysis and close the randomized portion of the ZAF-311 trial and our Phase 2b ZAF-203 clinical trial of beloranib in patients with severe obesity complicated by type 2 diabetes. In early December 2015, we learned that another patient receiving beloranib as part of the open label extension, or OLE, portion of the ZAF-311 trial was diagnosed with bilateral pulmonary emboli and died, and on December 2, 2015, we received a notice from the FDA that our IND for beloranib had been placed on full clinical hold, affecting the ongoing OLE portion of the ZAF-311 clinical trial. We plan to present to the FDA data from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our Phase 2b clinical trial evaluating beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS, and other reported data, in an effort to address the full clinical hold the FDA has placed on the beloranib IND. However, we can provide no assurances that the FDA will lift the full clinical hold on the beloranib IND in a timely manner, or at all.

Prior to initiation of our Phase 3 clinical program for beloranib in patients with PWS, we submitted pre-clinical animal studies and clinical trial results for the FDA’s review, and have several additional studies to complete or that need further evaluation, including human factors studies to demonstrate patients’ ability to correctly use the syringe device for dispensing beloranib, abuse potential studies, a thorough QT or tQT study and rat and mouse carcinogenicity studies. However, the FDA may require additional pre-clinical animal studies or clinical studies, labeling statements in the beloranib product labeling, or restrictions.

The FDA and certain European regulatory authorities may delay, limit or deny approval of beloranib for many reasons, including, among others:

•	we may not be able to resume or start new clinical trials of beloranib;

•	we may not be able to demonstrate that beloranib is safe and effective in treating obesity and hyperphagia in patients with PWS, obesity in patients with HIAO or other orphan indications, to the satisfaction of the FDA and EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or pre-clinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of beloranib;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that beloranib’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA will likely require development of a REMS, as a condition of approval or post-approval, or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution, or sales of beloranib;

•	the FDA and EMA may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain and/or maintain regulatory approval for and successfully market beloranib.

We are focused on developing MetAP2 inhibitors as a treatment for obesity and a variety of complex metabolic diseases, but we may find a relationship between MetAP2 inhibitors as a category of drugs and thrombotic events, which may adversely affect our ability to obtain regulatory approvals and commercialize our product candidates.

Our lead product candidate, beloranib, is a MetAP2 inhibitor focused on treatment of obesity associated with rare diseases such as PWS and HIAO. The beloranib IND is under full clinical hold due to an imbalance in the number of thrombotic events observed in patients treated with beloranib in our clinical trials versus placebo. The discussion of our clinical trials in the table under “Item 1. Business–Clinic Trials–Overview of Adverse Events and Serious Adverse Events Related to Thrombosis” of this Annual Report on Form 10-K includes information about such thrombotic events. We are working to understand the incidence of thrombotic events in connection with beloranib and MetAP2 inhibitors more broadly. Our other product candidates in early stages of development are also MetAP2 inhibitors. We are developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as other second-generation MetAP2 inhibitors for the treatment of severe obesity. We may not only find a relationship between beloranib and thrombotic events, but also a relationship between MeAP2 inhibitors as a category of drugs and thrombotic events. If a relationship between thrombotic events and MetAP2 inhibitors is established, we may neither be able to lift the full clinical hold on beloranib, nor be able to obtain regulatory approvals and commercialize our other product candidates such as ZGN-839 and other second-generation MetAP2 inhibitors.

We depend almost entirely on the success of one product candidate, beloranib, which is currently on full clinical hold.

We currently have only one product candidate, beloranib, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Beloranib is currently in Phase 3 clinical development as a treatment for obesity and hyperphagia in patients with PWS and Phase 2 clinical development for HIAO, however, the beloranib IND is currently on full clinical hold, which will need to be lifted before we can continue clinical development. If the FDA lifts the full clinical hold, beloranib will still require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Because our business is almost entirely dependent upon this one product candidate, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

Our other product candidates, including ZGN-839, and our second-generation MetAP2 inhibitors, are still in pre-clinical development stages. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that beloranib or any other of our product candidates will be successfully developed or commercialized. Following the full clinical hold the FDA placed on the beloranib IND in December 2015, we plan to present data to the FDA from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our Phase 2b clinical trial of beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS and other reported data. If we are able to reach an agreement with the FDA that an appropriate, safe, and effective pathway can be developed to support lifting the full clinical hold on the beloranib IND, we anticipate the need to conduct another Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely the European Union before we can submit an NDA, after discussing the trial design with applicable regulatory authorities.

We are not permitted to market beloranib in the United States until we receive approval of an NDA from the FDA or in any foreign countries until we receive the requisite marketing approval from such countries. We recently completed a Phase 3 clinical trial of beloranib in patients with PWS, at least one pivotal trial before we can submit an NDA for beloranib as a treatment for patients with HIAO. However, meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. We expect that the FDA will also require us to complete at least two Phase 3 clinical trials prior to submitting an NDA for another one of our MetAP2 inhibitors as a treatment for severe obesity in the general population, and may require that we conduct a cardiovascular outcomes trial which may include over 10,000 patients and last over the course of multiple years. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials for a one-year duration. Accordingly, obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process.

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

Positive results from our earlier-stage clinical trials of beloranib may not necessarily be predictive of the results from required later-stage clinical trials. In January 2016, we announced the results of our first Phase 3 clinical trial of beloranib evaluating the safety and efficacy of beloranib in patients with PWS, during a six-month randomized treatment period. The clinical trial achieved its co-primary efficacy endpoints, as patients treated with beloranib achieved a statistically significant reduction in both body weight and hyperphagia-related behaviors. However, we can provide no assurance that the results of this first Phase 3 clinical trial of beloranib in patients with PWS will be replicated in another Phase 3 clinical trial of beloranib in patients with PWS, which we anticipate being required to conduct if the FDA lifts the full clinical hold or in any future clinical trials of beloranib as a treatment for PWS, and of beloranib for HIAO.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not continue to face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our future Phase 2b or Phase 3 clinical trials of beloranib, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

In December 2015, the FDA, placed a full clinical hold on our IND for beloranib, as a result of a safety imbalance in the number of thrombotic events observed in patients treated with beloranib in our clinical trials versus those treated with placebo. In our clinical trials to date, we have observed five SAEs and six AEs related to thrombosis in patients treated with beloranib, including five cases of pulmonary embolism, two of which resulted in patient death, four cases of deep vein thrombosis and five cases of thrombophlebitis. For additional information about these thrombotic events see “Item 1. Business–Clinic Trials–Overview of Adverse Events and Serious Adverse Events Related to Thrombosis.”

Other common AEs observed in patients treated with beloranib include upper respiratory tract infection, diarrhea, injection site bruising, dizziness, nausea, vomiting, and sleep disturbances, principally manifested as delayed onset of sleep, amongst others.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. However, SAEs that are not characterized by clinical investigators as possibly related to beloranib or SAEs that occur in small numbers may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. AEs likewise may not have been disclosed to the public until such time as the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of SAEs or AEs will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA or other regulatory authorities. The FDA or other regulatory authorities may not agree with our methods of analyses or our interpretation of the results.

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

Beloranib is currently in Phase 3 clinical development as a treatment for obesity and hyperphagia in patients with PWS and Phase 2 clinical development for severe obesity in HIAO, but the beloranib IND is currently on full clinical hold, which will need to be lifted before we can continue clinical development. If the FDA lifts the full clinical hold, beloranib may still require substantial additional clinical development, as we anticipate the need to conduct another Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely the European Union, before we can submit an NDA for beloranib in PWS and at least one pivotal trial before we can submit an NDA for beloranib in HIAO.

Despite the guidance received from, and to be received from, the FDA and EMA, both of these regulatory authorities can change their positions on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Resumption and successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of beloranib. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe may deny permission to pursue other clinical trials and/or indications we want to initiate;

•	delays in regulatory filing or receiving regulatory approvals or additional INDs, or clinical trial applications, or CTAs, that may be required;

•	negative results from our ongoing pre-clinical and /or non-clinical studies, or the FDA or EMA may require additional pre-clinical and /or non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States or the European Union;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;

•	delays in validating the PWS HQ-CT or any other self-reported measures of hunger and related endpoints utilized in a clinical trial, including delays caused as a result of the need to translate the PWS HQ-CT or other self-reported measures of hunger into European languages other than English;

•	the FDA or EMA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	reports from pre-clinical, non-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, current thromboembolic screening and monitoring measures, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, such as our ZAF-311 clinical trial, other regulatory authorities, the IRBs, or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or EMA that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a full clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing pre-clinical studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

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

In addition, we plan to seek approval of beloranib initially for the treatment of adolescent and adult patients, 12 years of age and older, with PWS and adolescent and adult patients with HIAO. We believe that approximately 40-50% of patients with PWS are 12 years of age or older. To support approval for pediatric patients (younger than 12 years of age) we will need to conduct pediatric clinical trials of beloranib for the treatment of these patients with PWS, but we do not yet have plans regarding when these trials will commence. These trials may require new or different formulations of beloranib, which is likely to result in additional costs over an extended timeframe. As a result, any FDA and EMA approval would likely, at least initially, be limited to use for treating adolescent and adult patients with PWS or adolescent and adult patients with HIAO. This would limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability.

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

Currently each batch of beloranib is individually contracted under a work order, which is governed by a quality and supply agreement. The manufacture of primary stability batches for active drug substance, sterile drug substance and drug product have been completed and stability has been initiated, CMOs are currently supporting clinical activities, however CMOs that will manufacture commercial cGMP batches for beloranib will need to be approved by the FDA and other applicable foreign regulatory agencies, prior to commercialization. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of beloranib, if approved. We are in the process of establishing long-term supply agreements with our current CMOs and vendors. Our current scale of manufacturing is adequate to support all of our needs for clinical trial supplies and launch for orphan markets. For peak usage in orphan markets and for indications with larger populations of affected patients, we will need to identify CMOs or partners to produce beloranib on a larger scale.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell beloranib, we may not be able to generate any revenue.

We do not currently have an established infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market beloranib, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

The commercial success of beloranib, if approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of beloranib among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of beloranib, if approved, will depend on a number of factors, including, among others:

•	beloranib’s demonstrated ability to treat obesity and hyperphagia in patients with PWS, obesity in patients with HIAO, and, if required by any applicable regulatory authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available weight loss therapies, devices or surgeries;

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of beloranib;

•	the prevalence and severity of any adverse side effects associated with beloranib, such as psychiatric disorders (i.e. sleep disorders), injection site bruising and venous thromboembolic events;

•	limitations or warnings contained in the labeling approved for beloranib by the FDA, EMA, or other regulatory authorities, such as a pregnancy Category X limitation;

•	availability of alternative treatments, including a number of competitive obesity therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of beloranib through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

•	the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of beloranib.

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

Even if we receive marketing approval for beloranib, regulatory authorities may still impose significant restrictions on beloranib’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Beloranib will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage and promotion of the product and recordkeeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Additionally, the FDA may require PMS and/or PMRs, that could represent and result in additional restrictions and/or limitations for the product.

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

There are no current pharmacological treatments for regulating hunger and hyperphagia-related behaviors of patients with PWS or hunger of patients with HIAO, and bariatric surgery is contraindicated in patients with PWS and is not frequently employed in patients with HIAO. We are aware of a Phase 2 clinical trial completed by Ferring Pharmaceuticals, Inc. to evaluate the use of carbetocin, an analogue of a brain peptide hormone oxytocin hypothesized to increase trust, reduce anxiety and improve behavior in patients with PWS. We also are aware of a Phase 1 clinical trial recently completed by Essentialis, Inc. to evaluate the safety and tolerability of controlled-release diazoxide in patients with PWS and to explore the effects of diazoxide on hyperphagia-related behaviors and energy expenditure. We are aware of an ongoing Phase 2 trial sponsored by Rhythm Pharmaceuticals, Inc. to evaluate the effect of treatment with RM-493, a melanocortin receptor agonist, in patients with PWS and Alize Pharma is conducting a Phase 2 clinical trial in PWS of AZP-531, its unacylated ghrelin analog. In addition, any of our competitors may develop a drug to treat patients with PWS at any time. We are not aware of any industry sponsored clinical trials of drugs specifically targeting patients with HIAO.

Potential competitors in the severe obesity market include bariatric service providers, and other potential approaches which utilize various implantable devices or surgical tools that have been cleared by the FDA, such as EnteroMedics Inc.’s VBlock Therapy, or that are in development by companies such as Allergan, Inc., BAROnova, Inc., Boston Scientific Corporation, Covidien Ltd., GI Dynamics, Inc., Gelesis, Neurosearch A/S, Johnson & Johnson and Medtronic, Inc. In addition, if pursued for treatment of obese and overweight patients in the presence of at least one co-morbid condition, beloranib will compete with Xenical (orlistat, Roche Group; also available over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline as Alli), Qsymia (phentermine/topiramate, Vivus Inc.), Belviq (lorcaserin, Eisai), Contrave (naltrexone/bupropion, Takeda Pharmaceuticals U.S.A., Inc. and Orexigen Therapeutics, Inc.), Saxenda (liraglutide, Novo Nordisk) and several older agents indicated for short-term administration, including phentermine, phendimetrazine, benzphetamine and diethylpropion.

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

Even though we have received orphan drug designation for PWS in the United States and the European Union and orphan drug designation for craniopharyngioma in the European Union, we may not receive orphan drug exclusivity for beloranib.

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

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our owned and licensed patents and patent applications relate to beloranib compositions of matter, formulations, polymorphs, methods of treating obesity using dosing regimens of beloranib, and methods of treating hypothalamic obesity. The issued U.S. and European patents generally directed to beloranib compositions of matter are exclusively licensed and will each expire in 2019. As of March 7, 2016, we own two issued U.S. patents relating to beloranib polymorph compositions of matter that will expire in 2031 and five issued U.S. patents to methods of treating obesity that will expire in 2029. We own pending patent applications in Europe to beloranib polymorph compositions and methods of treating obesity that we expect to expire, once issued, in 2031.

As of March 7, 2016, we own seven issued U.S. patents, and six pending U.S. patent applications and foreign counterpart applications, and one Patent Cooperation Treaty, or PCT, application that will allow us to seek corresponding protection worldwide, all of which relate to beloranib. We have a license to two U.S. issued patents, one with corresponding issued foreign counterpart patents that also relate to beloranib. We also co-own one patent application relating to methods of using beloranib.

As of March 7, 2016, we own five issued U.S. patent, and 12 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors. Of these, two pending U.S. patent applications with pending foreign counterpart patent applications and two U.S. provisional patent applications , relate to our early-stage product candidate ZGN-839.

As of March 7, 2016, we own two issued U.S. patents, three pending U.S. patent applications with pending foreign counterpart patent applications, and four U.S. provisional patent applications that relate to our second-generation injectable MetAP2 inhibitor program.

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

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that beloranib or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing beloranib.

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

As of March 7, 2016, we had 46 full-time employees and one part-time employee, and as we advance beloranib into later-stage clinical trials and if successful, into commercialization, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of beloranib. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize beloranib, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We currently are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $42.5 million and $31.2 million, respectively, which begin to expire in 2026 and 2030, respectively. Included within these net operating loss carryforwards are amounts of $12.8 million and $10.6 million, respectively, that were attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital once they are realized in accordance with accounting for stock-based compensation awards. As of December 31, 2015, we also had available tax credit carryforwards for federal and state income tax purposes of $10.6 million and $1.5 million, respectively, which begin to expire in 2026 and 2021, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Our recent follow-on public offering, initial public offering, or IPO, private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our recent follow-on public offering, IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing beloranib, which is currently in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO. We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $74.3 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $179.7 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of beloranib and development of ZGN-839, our second-generation MetAP2 inhibitors and of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for beloranib, we will incur significant sales, marketing and outsourced manufacturing expenses. Now that we are a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of December 31, 2015, our cash, cash equivalents and marketable securities were $185.1 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2015 to December 31, 2015 the daily price of our common stock ranged from a high of $55.36 to a low of $5.43 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from pre-clinical studies and clinical trials of beloranib and/or other product candidates;

•	the ability to remove the full clinical hold on the beloranib IND;

•	the failure of the FDA or the EMA to approve beloranib;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other weight loss therapies or therapies for hyperphagia in people with PWS;

•	regulatory or legal developments in the United States and other countries;

•	failure of beloranib, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. The Company has not yet filed a responsive pleading.

Our executive officers, directors, and principal stockholders exercise significant control over our company.

As of December 31, 2015, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with Deerfield Mgmt., L.P., or Deerfield, investment funds affiliated with Foresite Capital, investment funds affiliate with Franklin Advisors Inc., investment funds affiliated with State Street Corporation and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 68.8% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have considerable discretion in the application of the net proceeds of our IPO and our follow-on public offering. We intend to use the net proceeds to advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS patients and obesity in patients with HIAO, or patients with severe obesity in the general population and to develop multiple second-generation MetAP2 inhibitors as a treatment for severe obesity in the general population, to continue the development and initiate clinical development of ZGN-839, and to fund new and ongoing research and development activities, working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, capital expenditures, early commercialization activities, the costs of operating as a public company and potential business development activities. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years.

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. The Company has not yet filed a responsive pleading.

We are an “emerging growth company” and have availed ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on any of the exemptions available under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have leased approximately 5,952 square feet of office space at 175 Portland Street, 4th Floor, Boston, Massachusetts from May 15, 2014 to July 31, 2017, with an option to extend for three additional years. We have also leased an additional approximately 2,976 square feet of office space on the second floor of the same location from April 15, 2015 to July 31, 2017, with two options to extend the lease for three additional years each. We have also leased 3,079 square feet of office space in San Diego, California, from October 1, 2015 to September 30, 2019, with an option to extend the lease for five additional years. We believe that our existing facilities are adequate for our current needs. When our leases expire, we may renew the existing leases or look for additional or alternate space for our operations. We believe that any additional space we may require will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. The Company has not yet filed a responsive pleading.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading under the symbol “ZFGN” on the NASDAQ Global Market on June 19, 2014. Prior to that time, there was no public market for our common stock. Our common stock in our initial public offering, or IPO, priced at $16.00 per share on June 18, 2014. The following table sets forth on a per share basis, for the periods indicated, the low and high prices of our common stock as reported by the NASDAQ Global Market.

	High	Low
2014
Second Quarter (from June 19, 2014)	$21.01	$19.23
Third Quarter	$21.96	$17.06
Fourth Quarter	$32.25	$16.01

2015
First Quarter	$55.36	$30.56
Second Quarter	$41.04	$28.75
Third Quarter	$47.98	$30.75
Fourth Quarter	$36.09	$5.43

On March 7, 2016, the last reported sales price of our common stock on the Nasdaq Global Market was $7.07 and as of March 7, 2016, there were approximately 27 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

The following graph shows the total stockholder return of an investment of $100 in cash on June 19, 2014 (the first day of trading of our common stock), through December 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	54,618	27,391	9,561	11,544	11,403
General and administrative	19,195	8,141	4,219	2,247	1,751

Total operating expenses	73,813	35,532	13,780	13,791	13,154

Loss from operations	(73,813)	(35,532)	(13,780)	(13,791)	(13,154)

Other income (expense):
Interest income	438	28	—	—	—
Interest expense	(806)	(870)	—	(97)	—
Foreign currency transaction gains (losses), net	(105)	(104)	(247)	8	(3)

Total other income (expense), net	(473)	(946)	(247)	(89)	(3)

Net loss	(74,286)	(36,478)	(14,027)	(13,880)	(13,157)
Accretion of redeemable convertible preferred stock to redemption value	—	(92)	(213)	(67)	(53)

Net loss attributable to common stockholders	$(74,286)	$(36,570)	$(14,240)	$(13,947)	$(13,210)

Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.78)	$(3.00)	$(19.53)	$(19.65)	$(19.17)

Weighted average common shares outstanding, basic and diluted	26,756	12,189	729	710	689

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$185,079	$115,462	$35,517	$9,935	$1,467
Working capital (2)	171,567	110,297	34,443	7,394	(414)
Total assets	189,106	117,519	38,138	10,986	1,628
Notes payable, net of discount, long term	3,453	6,177	—	—	—
Redeemable convertible preferred stock	—	—	103,797	62,785	40,575
Total stockholders’ equity (deficit)	169,110	104,441	(68,574)	(54,729)	(40,916)

(1)	See Note 9 to our audited consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Beloranib, our lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO, including craniopharyngioma-associated obesity. We are also developing ZGN-839, a liver-targeted methionine aminopeptidase 2, or MetAP2, inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as other second-generation methionine aminopeptidase 2, or MetAP2, inhibitors for the treatment of severe obesity. In December 2015, the U.S. Food and Drug Administration, or FDA, placed a full clinical hold on our Investigational New Drug Application, or IND, for beloranib, as a result of the number of thrombotic events observed in patients treated with beloranib in our clinical trials. We plan to present to the FDA data from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our recently completed Phase 2b clinical trial evaluating beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS, and other requested data, in an effort to resolve the full clinical hold.

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

Since our inception in November 2005, we have devoted substantially all of our resources to developing beloranib, ZGN-839, and our second-generation molecules, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for these operations. Prior to our initial public offering, or IPO, in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. From our inception through our IPO in June 2014, we have received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of approximately $129.6 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions, and offering expenses.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $179.7 million as of December 31, 2015. Our net loss was $74.3 million, $36.5 million and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will continue to increase in connection with our ongoing activities, as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS following resolution of the full clinical hold on the beloranib IND;

•	advance the clinical development of beloranib as a treatment for patients with HIAO following resolution of the full clinical hold on the beloranib IND;

•	conduct IND enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors;

•	seek to identify additional indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash and cash equivalents and marketable securities as of December 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception, and do not expect to generate any revenue from the sale of products in the near future. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates or collaborations.

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

The following table summarizes our research and development expenses by program:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beloranib	$29,569	$19,738	$5,881
ZGN-839	4,854	1,086	295
Second-generation MetAP2 inhibitors	5,842	476	—
Unallocated expenses	14,353	6,091	3,385

Total research and development expenses	$54,618	$27,391	$9,561

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;

•	future clinical trial results;

•	uncertainties in clinical trial enrollment rate or design;

•	our ability to remove the full clinical hold imposed by the FDA on the beloranib IND;

•	significant and changing government regulation;

•	the timing and receipt of any regulatory approvals; and

•	the FDA’s or other regulatory authority’s influence on trial design.

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

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with operating as a public company. These public company related increases will likely include additional costs related to personnel; legal, accounting and audit services; directors’ and officers’ liability insurance premiums and deductibles to these policies; and investor relations. In addition, if we obtain marketing approval for beloranib or our other product candidates, we will incur significant sales and marketing expenses.

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

Income Taxes

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $42.5 million and $31.2 million, respectively, which begin to expire in 2026 and 2030, respectively. Included within these net operating loss carryforwards are amounts of $12.8 million and $10.6 million, respectively, that were attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital once they are realized in accordance with accounting for stock-based compensation awards. As of December 31, 2015, we also had available tax credit carryforwards for federal and state income tax purposes of $10.6 million and $1.5 million, respectively, which begin to expire in 2026 and 2021, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 of our consolidated financial statements included elsewhere in this Annual Report for information about these critical accounting policies as well as a description of our other significant accounting policies.

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

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	2015	2014	2013
Risk-free interest rate	1.75%	1.90%	1.12%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	87%	90%	85%
Expected dividend yield	0%	0%	0%

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2015	2014	2013
Research and development	$2,930	$490	$176
General and administrative	5,652	1,063	219

	$8,582	$1,553	$395

As of December 31, 2015, we had an aggregate of $27.5 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	54,618	27,391	27,227
General and administrative	19,195	8,141	11,054

Total operating expenses	73,813	35,532	38,281

Loss from operations	(73,813)	(35,532)	(38,281)

Other income (expense):
Interest income	438	28	410
Interest expense	(806)	(870)	64
Foreign currency transaction gains (losses), net	(105)	(104)	(1)

Total other income (expense), net	(473)	(946)	473

Net loss	$(74,286)	$(36,478)	$(37,808)

Research and development expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$11,676	$8,077	$3,599
Clinical trials	17,893	4,642	13,251
Licensing, milestone and licensing maintenance fees	—	7,019	(7,019)

Subtotal	29,569	19,738	9,831
ZGN-839	4,854	1,086	3,768
Second-generation MetAP2 inhibitors	5,842	476	5,366

Subtotal	40,265	21,300	18,965

Unallocated expenses:
Personnel related	6,122	2,771	3,351
Non-cash stock-based compensation	2,930	490	2,440
Consultants	3,772	2,359	1,413
Other	1,529	471	1,058

Subtotal	14,353	6,091	8,262

Total research and development expenses	$54,618	$27,391	$27,227

Research and development expenses for the year ended December 31, 2015 increased $27.2 million compared to the year ended December 31, 2014. The increase was primarily due to increased costs of $9.8 million associated with our beloranib program, $8.3 million in our unallocated expenses, $5.4 million associated with our work on second-generation MetAP2 inhibitors and $3.8 million associated with our ZGN-839 program. Of the increase in our beloranib program, clinical trial expenses for beloranib increased by $13.3 million period over period as a result of timing of our clinical trials in 2015 and 2014. During the year ended December 31, 2015, we had two ongoing clinical trials, our Phase 2b trial in patients with severe obesity complicated by type 2 diabetes (which achieved full enrollment of 152 patients in August 2015) and our U.S. Phase 3 trial in patients with PWS (which achieved full enrollment of 108 patients in May 2015). Prior to the FDA placing the IND for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these trials in October 2015, following the partial clinical hold. During the year ended December 31, 2014, we had two ongoing clinical trials, however the number of patients varied greatly; our Phase 2a trial in patients with obesity caused by injury to the hypothalamus had a total of 14 patients (which achieved full enrollment in September 2014) and our U.S. Phase 3 trial in patients with PWS which had the first patient dosed in September of 2014 and had 33 patients enrolled as of December 31, 2014. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $1.4 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. Additionally, pre-clinical and manufacturing costs increased by $3.6 million over the prior period primarily as a result of increased costs for toxicology studies required for our planned NDA submission. These increases were partially offset by a decrease of $7.0 million in licensing, milestone and license maintenance fees due to the prior year achievement of a milestone related to the initiation of our Phase 3 clinical trial in beloranib, which we initiated in September 2014.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $3.4 million, non-cash stock-based compensation of $2.4 million, $1.4 million in consultants and $1.1 million in other costs. Personnel related and non-cash stock-based compensation expenses increases resulted primarily from an increase in hiring. During 2015, we hired 17 new employees in research and development. Non-cash stock-based compensation was also impacted by our first annual stock option grant to employees during 2015. Other unallocated expenses are also driven by the increase in new hires, primarily travel expenses and facilities expenses.

Costs related to both ZGN-839 and second-generation MetAP2 inhibitors increased as a result of our increased focus on our early-stage programs in 2015, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Additionally we worked to submit an IND in the fourth quarter of 2015 for ZGN-839.

General and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related	$4,285	$2,241	$2,044
Non-cash stock-based compensation	5,652	1,063	4,589
Professional fees	7,037	3,314	3,723
Travel and other	2,221	1,523	698

Total general and administrative expenses	$19,195	$8,141	$11,054

General and administrative expenses for the year ended December 31, 2015 increased $11.1 million compared to the year ended December 31, 2014. The increase was primarily due to increased non-cash stock-based compensation of $4.6 million, increased professional and consulting fees of $3.7 million, personnel related costs of $2.0 million and increased travel and other related costs of $0.7 million period over period. The increase in non-cash stock-based compensation was due to granting additional stock-based awards to new hires and existing employees as well as an increase in the value of the awards. Professional and consulting fees increased primarily due to increased accounting and legal fees to support our operating as a public company and costs incurred for commercial-readiness activities related to PWS. Personnel related costs increased period over period primarily due to hiring additional employees. During 2015, we hired eight new employees in general and administrative roles. Travel and other costs increased primarily due to increased insurance expense, travel, and information technology-related expenses to support our operating as a public company.

Other income (expense), net

Interest expense. Interest expense for the years ended December 31, 2015 and 2014 of $0.8 million and $0.9 million, respectively, was related to interest expense on our outstanding borrowings under the credit facility that we entered into in March 2014. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discount relating to the credit facility. The 2014 expense includes a $0.2 million fee which was due to the lenders upon the completion of our IPO in June 2014.

Interest income. Interest income of $0.4 million for the year ended December 31, 2015 was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction losses of $0.1 million for the years ended December 31, 2015 and 2014. Foreign currency transactions gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the weakening of the Australian dollar relative to the U.S. dollar.

Comparison of Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	27,391	9,561	17,830
General and administrative	8,141	4,219	3,922

Total operating expenses	35,532	13,780	21,752

Loss from operations	(35,532)	(13,780)	(21,752)

Other income (expense):
Interest income	28	—	28
Interest expense	(870)	—	(870)
Foreign currency transaction gains (losses), net	(104)	(247)	143

Total other income (expense), net	(946)	(247)	(699)

Net loss	$(36,478)	$(14,027)	$(22,451)

Research and development expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$8,077	$2,898	$5,179
Clinical trials	4,642	2,983	1,659
Licensing, milestone and licensing maintenance fees	7,019	—	7,019

Subtotal	19,738	5,881	13,857
ZGN-839	1,086	295	791
Second-generation MetAP2 inhibitors	476	—	476

Subtotal	21,300	6,176	15,124

Unallocated expenses:
Personnel related	2,771	1,082	1,689
Non-cash stock-based compensation	490	176	314
Consultants	2,359	1,981	378
Other	471	146	325

Subtotal	6,091	3,385	2,706

Total research and development expenses	$27,391	$9,561	$17,830

Research and development expenses for the year ended December 31, 2014 increased $17.8 million compared to the year ended December 31, 2013. The increase was primarily due to increased costs of $13.9 million associated with our beloranib program, $2.7 million in our unallocated expenses, $0.8 million associated with ZGN-839 and $0.5 million associated with other early-stage development programs, consisting of our second-generation MetAP2 inhibitors. Of the increase in our beloranib program, pre-clinical and manufacturing costs increased by $5.2 million period over period as a result of our focus on drug manufacturing and other pre-clinical activities related to beloranib in order to prepare for clinical trials, as well as toxicology studies required for our NDA submission. Additionally, clinical trial expenses for beloranib increased by $1.7 million period over period as a result of timing of our clinical trials in 2014 and 2013. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. Lastly, licensing, milestone and licensing maintenance fees increased $7.0 million due to the achievement of a milestone related to the initiation of a first Phase 3 clinical trial in beloranib, which we initiated in September 2014.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $1.7 million and an increase in consultant expenses of $0.4 million. Personnel costs increased due to 11 new employees in 2014, which resulted in a $1.3 million increase in salaries and a $0.4 million increase in bonuses. Consultant expenses increased due to additional activity with regard to FDA meetings, initiation of clinical trials, and nonclinical activity. Additionally due to the increase in employees, as well as an increase in the value of the awards, there was a $0.3 million increase in non-cash stock-based compensation. Costs related to ZGN-839 and other early-stage development programs increased in 2014 as a result of our increased focus on our early-stage programs in 2014.

General and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Personnel related	$2,241	$1,139	$1,102
Non-cash stock-based compensation	1,063	219	844
Professional fees	3,314	2,463	851
Travel and other	1,523	398	1,125

Total general and administrative expenses	$8,141	$4,219	$3,922

General and administrative expenses for the year ended December 31, 2014 increased $3.9 million compared to the year ended December 31, 2013. The increase was primarily due to increased personnel related costs of $1.1 million, increased travel and other related costs of $1.1 million, non-cash stock-based compensation of $0.8 million and increased professional fees of $0.9 million period over period. Of the increase in personnel related expenses the hiring of four new employees in 2014 (including our President and Chief Commercial Officer) increased $0.8 million and bonuses increased $0.3 million. The increase in travel and other related costs is the result of an increase in directors and officer’s insurance of $0.5 million due to becoming a public company, an increase of $0.4 million relating to commercial marketing projects as well as various other increases including information technology-related expenses to support our operating as a public company and increased office rent due to the office move in July 2014. The increase in non-cash stock-based compensation increased $0.8 million related to the new employees as well as an increase in the value of the awards. Professional fees increase is primarily due to $0.5 million of consulting fees, $0.2 million of attorney fees, and $0.2 million increase in fees for being a public company.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents and marketable securities totaling $185.1 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of December 31, 2015, we had an accumulated deficit of $179.7 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. From our inception through our IPO in June 2014, we have received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of approximately $129.6 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions, and estimated offering expenses.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(59,554)	$(28,241)	$(15,004)
Cash used in investing activities	(92,118)	(57,315)	(17)
Cash provided by financing activities	129,164	108,142	40,603

Net (decrease) increase in cash and cash equivalents	$(22,508)	$22,586	$25,582

Net cash used in operating activities

During the year ended December 31, 2015, operating activities used $59.6 million of cash, resulting from our net loss of $74.3 million, partially offset by non-cash charges of $8.0 million, and net cash provided by changes in our operating assets and liabilities of $6.7 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, licensing milestones and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the year ended December 31, 2015, consisted primarily of stock-based compensation expense of $8.6 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2015, consisted primarily of $4.9 million increase in accounts payable and a $3.2 million increase in accrued expenses, partially offset by a $0.4 million increase in prepaid expenses and other current assets and a $1.0 million increase in tax incentive receivable.

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

Net cash used in investing activities

During the year ended December 31, 2015, investing activities used $92.1 million of cash resulting from purchases of marketable securities of $287.5 million and purchases of equipment of $0.6 million. These uses were partially offset by proceeds from maturities of marketable securities of $196.0 million.

During the year ended December 31, 2014, we purchased marketable securities of $57.2 million. We also purchased equipment of $0.1 million and paid a security deposit on our new office lease of $0.1 million. We used an immaterial amount of cash during the year ended December 31, 2013 to purchase property and equipment.

Net cash provided by financing activities

During the year ended December 31, 2015, net cash provided by financing activities was $129.2 million as a result of proceeds of $129.6 million from our follow-on public offering, net of underwriting discounts and commissions, as well as $1.0 million received from proceeds relating to the exercise of common stock options, offset by payments of $1.4 million related to our note payable.

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

Beloranib is still in clinical development and ZGN-839 and our second-generation MetAP2 inhibitors are in pre-clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will continue to increase if and as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS following resolution of the full clinical hold on the beloranib IND;

•	advance the clinical development of beloranib as a treatment for patients with HIAO following resolution of the full clinical hold on the beloranib IND;

•	conduct IND enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors;

•	seek to identify additional indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash and cash equivalents and marketable securities as of December 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of beloranib, ZGN-839 and our second-generation MetAP2 inhibitors and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors will depend on many factors, including:

•	the costs, timing and outcome of regulatory review; including efforts to lift the full clinical hold on the beloranib IND;

•	the costs of future research and development activities, including clinical trials;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $42.5 million and $31.2 million, respectively, which begin to expire in 2026 and 2030, respectively. Included within these net operating loss carryforwards are amounts of $12.8 million and $10.6 million, respectively, that were attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital once they are realized in accordance with accounting for stock-based compensation awards. As of December 31, 2015, we also had available tax credit carryforwards for federal and state income tax purposes of $10.6 million and $1.5 million, respectively, which begin to expire in 2026 and 2021, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total (2) (3)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$912	$432	$398	$82	$—
Debt commitments (4)	7,098	3,324	3,774	—	—

	$8,010	$3,756	$4,172	$82	$—

(1)

We entered into an operating lease for new office space in Boston, Massachusetts on May 15, 2014, effective as of July 28, 2014, with a term expiring on July 31, 2017, and an option to extend the lease for three additional years. In March 2015, we entered into an operating lease for additional office space in

Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend the lease for three additional years each. In October 2015, we entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend the lease for five additional years.
(2)	We have acquired exclusive rights to develop patented compounds and related know-how under licensing agreements for beloranib with two third parties. The licensing rights obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are also responsible for patent prosecution costs. We are obligated to make future milestone payments under these agreements of up to $12.3 million, upon achieving certain pre-commercialization milestones, such as clinical trials and government approvals, and up to $12.5 million upon achieving certain product commercialization milestones. In addition, under one of the license agreements, we are obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. For the year ended December 31, 2014, we recorded an expense of $7.0 million in our consolidated financial statements, for milestones achieved under these licensing agreements during 2014. In addition, we will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. We are obligated to pay to the licensors a percentage of fees received if and when we sublicense the technologies. As of December 31, 2015, we had not yet developed a commercial product using the licensed technologies and we had not entered into any sublicense agreements for the technologies.
(3)	We enter into contracts in the normal course of business with clinical research organizations for clinical trials, pre-clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
(4)	Debt commitments include principal, interest, and a 6% final payment of the amounts drawn under the credit facility.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts and allows for adoption on either a prospective or retrospective basis. This guidance will be effective on January 1, 2017. Early adoption is permitted. We have elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of December 31, 2015 consisted of cash, government securities, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at December 31, 2015, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.4 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our CROs and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statement of operations. Net foreign currency transaction losses of $0.1 million, $0.1 million, and $0.2 million were recorded for the years ended December 31, 2015, 2014, and 2013, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of December 31, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us an increase in net loss. For the year ended December 31, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of December 31, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zafgen, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Zafgen, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2016

ZAFGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$35,595	$58,103
Marketable securities	149,484	57,359
Tax incentive receivable	1,323	391
Prepaid expenses and other current assets	1,708	1,345

Total current assets	188,110	117,198
Property and equipment, net	902	79
Other assets	94	242

Total assets	$189,106	$117,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,495	$2,348
Accrued expenses	6,112	3,172
Notes payable, current	2,936	1,381

Total current liabilities	16,543	6,901
Notes payable, net of discount, long-term	3,453	6,177

Total liabilities	19,996	13,078

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized at December 31, 2015 and 2014; 27,242,503 and 22,879,160 shares issued and outstanding at December 31, 2015 and 2014, respectively	27	23
Additional paid-in capital	348,961	209,838
Accumulated deficit	(179,671)	(105,385)
Accumulated other comprehensive loss	(207)	(35)

Total stockholders’ equity	169,110	104,441

Total liabilities and stockholders’ equity	$189,106	$117,519

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$—

Operating expenses:
Research and development	54,618	27,391	9,561
General and administrative	19,195	8,141	4,219

Total operating expenses	73,813	35,532	13,780

Loss from operations	(73,813)	(35,532)	(13,780)

Other income (expense):
Interest income	438	28	—
Interest expense	(806)	(870)	—
Foreign currency transaction gains (losses), net	(105)	(104)	(247)

Total other income (expense), net	(473)	(946)	(247)

Net loss	(74,286)	(36,478)	(14,027)
Accretion of redeemable convertible preferred stock to redemption value	—	(92)	(213)

Net loss attributable to common stockholders	$(74,286)	$(36,570)	$(14,240)

Net loss per share attributable to common stockholders, basic and diluted	$(2.78)	$(3.00)	$(19.53)

Weighted average common shares outstanding, basic and diluted	26,756,079	12,189,155	729,001

Comprehensive loss:
Net loss	$(74,286)	$(36,478)	$(14,027)
Other comprehensive loss:
Unrealized loss on marketable securities	(172)	(35)	—

Total other comprehensive loss	(172)	(35)	—

Total comprehensive loss	$(74,458)	$(36,513)	$(14,027)

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, B, C, D and E Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balances at December 31, 2012	73,991,017	$62,785	736,026	$1	$150	$(54,880)	$—	$(54,729)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $1	4,381,914	5,955	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $156	16,110,473	34,844	—	—	—	—	—	—
Repurchase and retirement of common stock, at cost	—	—	(6,635)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	395	—	—	395
Accretion of redeemable convertible preferred stock to redemption value	—	213	—	—	(213)	—	—	(213)
Net loss	—	—	—	—	—	(14,027)	—	(14,027)

Balances at December 31, 2013	94,483,404	103,797	729,391	1	332	(68,907)	—	(68,574)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $1	204,101	442	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	92	—	—	(92)	—	—	(92)
Conversion of redeemable convertible preferred stock to common stock	(94,687,505)	(104,331)	15,077,621	15	104,316	—	—	104,331
Issuance of common stock	—	—	6,900,000	7	100,157	—	—	100,164
Issuance of common stock upon exercise of stock options	—	—	398	—	3	—	—	3
Issuance of common stock in lieu of milestone payment	—	—	171,750	—	3,569	—	—	3,569
Stock-based compensation expense	—	—	—	—	1,553	—	—	1,553
Unrealized loss on marketable securities	—	—	—	—	—	—	(35)	(35)
Net loss	—	—	—	—	—	(36,478)	—	(36,478)

Balances at December 31, 2014	—	—	22,879,160	23	209,838	(105,385)	(35)	104,441
Issuance of common stock	—	—	3,942,200	4	129,567	—	—	129,571
Issuance of common stock upon exercise of stock options and employee stock purchase plan	—	—	418,241	—	974	—	—	974
Issuance of restricted stock	—	—	2,902	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,582	—	—	8,582
Unrealized loss on marketable securities	—	—	—	—	—	—	(172)	(172)
Net loss	—	—	—	—	—	(74,286)	—	(74,286)

Balances at December 31, 2015	—	$—	27,242,503	$27	$348,961	$(179,671)	$(207)	$169,110

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(74,286)	$(36,478)	$(14,027)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,582	1,553	395
Non-cash interest expense	62	46	—
Depreciation expense	70	16	12
Common stock issued in lieu of milestone payment	—	3,569	—
Unrealized foreign currency transaction losses	82	93	250
Premium on marketable securities, net	(2,036)	(225)	—
Amortization of premium on marketable securities	1,243	31	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(363)	(1,121)	165
Tax incentive receivable	(1,014)	1,133	(1,237)
Accounts payable	4,914	815	237
Accrued expenses	3,192	2,327	(799)

Net cash used in operating activities	(59,554)	(28,241)	(15,004)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	195,987	—	—
Purchases of marketable securities	(287,491)	(57,200)	—
Purchases of property and equipment	(595)	(58)	(17)
Deposits for leased property	(19)	(57)	—

Net cash used in investing activities	(92,118)	(57,315)	(17)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	442	40,799
Proceeds from issuance of notes payable, net of issuance costs	—	7,386	—
Payments of debt offering costs	—	(49)	—
Repayments of notes payable	(1,381)	—	—
Proceeds from exercise of common stock options and employee stock purchase plan	974	3	—
Proceeds from public offerings, net of commissions and underwriting discounts	130,044	102,672	—
Payments of public offering costs	(473)	(2,312)	(196)

Net cash provided by financing activities	129,164	108,142	40,603

Net (decrease) increase in cash and cash equivalents	(22,508)	22,586	25,582
Cash and cash equivalents at beginning of period	58,103	35,517	9,935

Cash and cash equivalents at end of period	$35,595	$58,103	$35,517

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption values	$—	$92	$213

Deferred offering costs included in accounts payable and accrued expenses	$—	$148	$547

Property and equipment included in accounts payable	$298	$—	$—

Conversion of redeemable preferred stock to common stock	$—	$104,331	$—

Conversion of milestone liabilities to common stock	$—	$3,569	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$584	$632	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc. (the “Company”) was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Zafgen is focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2 (“MetAP2”) pathway. Beloranib, the Company’s lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome and obesity caused by hypothalamic injury, including craniopharyngioma-associated obesity. Zafgen is also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis and abdominal obesity, as well as other second-generation MetAP2 inhibitors for severe obesity. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital.

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering or as a reduction to the carrying value of preferred stock issued. As of December 31, 2014, the Company recorded $148 of deferred offering costs, included in other assets in the accompanying consolidated balance sheet, in contemplation of the Company’s follow-on offering of its common stock, which closed in January 2015.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over a five-year estimated useful life for equipment, furniture and fixtures and office equipment. Leasehold improvements are amortized over the shorter of the asset life or the term of the lease agreement. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31,

2015 and 2014, the Company’s only element of other comprehensive loss was unrealized loss on marketable securities. For the year ended December 31, 2013, there was no difference between net loss and comprehensive loss.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis and will be effective on January 1, 2017. Early adoption is permitted. The Company has elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value at December 31, 2015 and 2014, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2015 and 2014:

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$13,231	$13,231	$—	$—
U.S. government securities	4,999	—	4,999	—
Commercial paper	4,697	—	4,697	—
Corporate bonds	3,000	—	3,000	—

Total cash equivalents	25,927	13,231	12,696	—

Marketable securities:
Corporate bonds	125,516	—	125,516	—
Commercial paper	19,468	—	19,468	—
U.S. government securities	4,500	—	4,500	—

Total marketable securities	149,484	—	149,484	—

Total cash equivalents and marketable securities	$175,411	$13,231	$162,180	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$14,742	$14,742	$—	$—
U.S. government securities	27,767	—	27,767	—

Total cash equivalents	42,509	14,742	27,767	—

Marketable securities:
U.S. government securities	34,191	—	34,191	—
Corporate bonds	22,168	—	22,168	—
Commercial paper	1,000	—	1,000	—

Total marketable securities	57,359	—	57,359	—

Total cash equivalents and marketable securities	$99,868	$14,742	$85,126	$—

The carrying amounts reflected in the consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a level 2 fair value measurement), reflecting discount rates currently available to the Company.

Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2015 and 2014:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds (due within 1 year)	$112,825	$1	$(166)	$112,660
Corporate bonds (due after 1 year through 2 years)	12,884	3	(31)	12,856
Commercial paper (due within 1 year)	19,478	—	(10)	19,468
U.S. government securities (due within 1 year)	4,500	—	—	4,500

	$149,687	$4	$(207)	$149,484

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities (due within 1 year)	$34,200	$—	$(9)	$34,191
Corporate bonds (due within 1 year)	18,716	—	(18)	18,698
Corporate bonds (due after 1 year through 2 years)	3,478	—	(8)	3,470
Commercial paper (due within 1 year)	1,000	—	—	1,000

	$57,394	$—	$(35)	$57,359

4. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2015 and 2014:

		December 31,
	Useful Life	2015	2014
Office equipment	5 years	$359	$79
Furniture and fixtures	5 years	186	50
Equipment	5 years	71	—
Leasehold improvements	*	406	—

		1,022	129
Less: Accumulated depreciation		(120)	(50)

		$902	$79

*	shorter of asset life or lease term

Depreciation expense was $70, $16 and $12 for the years ended December 31, 2015, 2014 and 2013, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued payroll and related expenses	$1,802	$1,239
Accrued research and development expenses	3,727	1,180
Accrued professional fees	422	585
Accrued other	161	168

	$6,112	$3,172

6. Notes Payable

On March 31, 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Midcap Financial (the “Credit Facility”). The Credit Facility provided for initial borrowings of $7,500 under a term loan (“Term Loan A”) and additional borrowings of up to $12,500 under other term loans, for a maximum of $20,000. On March 31, 2014, the Company received proceeds of $7,500 from the issuance of promissory notes under the Term Loan A. Of the additional $12,500 amount that was available, $7,500 (“Term Loan B”) was available to be drawn down until September 30, 2014 and $5,000 (“Term Loan C”) was available to be drawn down for a 30-day period upon the completion of the Company’s IPO that occurred in June 2014. The Company elected not to draw down Term Loan B or Term Loan C and these amounts are no longer available to the Company. All promissory notes issued under the Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

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

Term Loan A was recorded in the balance sheet net of debt discount of $114 that was related to fees assessed by the lender at the time of borrowing. The debt discount is being accreted to the principal amount of the debt. In addition, deferred financing costs of $49 are being amortized to interest expense using the effective-interest method over the same term. For the years ended December 31, 2015 and 2014, the company recorded additional interest expense of $62 and $50, respectively, related to the accretion of debt discount and amortization of deferred financing costs. The effective annual interest rate of the outstanding debt under the Credit Facility is approximately 10.8%.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250.

Notes payable consist of the following:

	December 31,
	2015	2014
Notes payable	$6,119	$7,500
Less: current portion	(2,936)	(1,381)

Notes payable, net of current portion	3,183	6,119
Debt discount, net of accretion	(36)	(79)
Accretion related to final payment	306	137

Notes payable, net of discount, long term	$3,453	$6,177

Estimated future principal payments due under the Term Loan A are as follows:

Years Ending December 31,
2016	$2,936
2017	3,183

Total	$6,119

During the years ended December 31, 2015 and 2014, the Company recognized $806 and $870 of interest expense related to the Credit Facility.

7. Stockholders’ Equity

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

As of December 31, 2015 and 2014, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 5,000,000 shares of $0.001 par value preferred stock. The rights, preferences, restrictions, qualifications and limitations of such stock are to be determined by the Company’s board of directors.

As of December 31, 2015 and 2014, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 115,000,000 shares of $0.001 par value common stock.

8. Stock-Based Awards

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

On June 5, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO of the Company’s shares of common stock in June 2014. The 2014 Stock Option Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2014 Stock Option Plan is 2,168,221 shares of common stock and may be increased by the number of shares under the 2006 Plan that are not needed to fulfill the Company’s obligations for awards issued under the

2006 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2014 Stock Option Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) 4% of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the board of directors. As of December 31, 2015, 1,625,761 shares are available for grant under the 2014 Stock Option Plan, including 915,166 shares automatically added to the 2014 Stock Option Plan on January 1, 2015 as a result of a provision in the 2014 Stock Option Plan.

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

During the year ended December 31, 2015, the Company granted stock options for the purchase of 992,505 shares of common stock, of which options for the purchase of 988,505 shares were granted to employees and directors and options for the purchase of 4,000 shares were granted to a consultant.

During the year ended December 31, 2014, the Company granted stock options for the purchase of 698,642 shares of common stock, of which options for the purchase of 697,050 shares were granted to employees and options for the purchase of 1,592 shares were granted to a consultant.

2014 Employee Stock Purchase Plan

On June 5, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). A total of 265,000 shares of common stock were reserved for issuance under this plan. The ESPP became effective upon the completion of the IPO of the Company’s shares of common stock. The first offering period commenced on September 1, 2014 and ended on December 31, 2014. During 2015 there were two offering periods, January 1, 2015 through June 30, 2015 and July 1, 2015 through December 31, 2015. The per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. The Company issued 7,540 shares during the year ended December 31, 2015; this was the first year the Company issued shares from the ESPP. As of December 31, 2015 and 2014, there are 257,460 and 265,000 shares, respectively, of common stock available for issuance to participating employees under the ESPP.

The weighted-average fair value of stock purchase rights granted as part of the ESPP was $11.31 per share for the year ended December 31, 2015. The fair value was estimated using the Black-Scholes option-pricing model. During the year ended December 31, 2015, the Company used a weighted-average stock-price volatility of approximately 66%, expected option life assumption of six months and a risk-free interest rate of 0.09%.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to its IPO in June 2014, the Company was a private company and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	2015	2014	2013
Risk-free interest rate	1.75%	1.90%	1.12%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	87%	90%	85%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2014:

	Shares Issuable Under Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of December 31, 2014	2,008,574	$6.65
Granted	992,505	$39.37
Exercised	(410,701)	$1.95
Forfeited	(35,268)	$32.41

Outstanding as of December 31, 2015	2,555,110	$19.76	7.9	$3,918

Options vested and expected to vest as of December 31, 2015	2,555,110	$19.76	7.9	$3,918

Options exercisable as of December 31, 2015	995,324	$5.60	6.5	$3,243

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $13,949 and $195 during the years ended December 31, 2015 and 2014, respectively.

The Company received cash proceeds from the exercise of stock options of $799 and $3 during the years ended December 31, 2015 and 2014, respectively.

The weighted average grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2015, 2014 and 2013 was $28.97, $11.73 and $1.83 per share, respectively.

As of December 31, 2015 and 2014, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 9,363 and 13,205 shares of common stock, respectively. Additionally as of December 31, 2014, there were outstanding unvested performance-based stock options held by nonemployees for the purchase of 796 shares of common stock.

Restricted Stock Awards

The 2006 Plan provides for the award of restricted stock awards. The Company has granted restricted stock awards with time-based vesting conditions. Unvested shares of restricted stock awards may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The Company values restricted stock awards on the grant-date using the grant-date market price of the Company’s common stock.

There were no restricted stock awards that vested in the years ended December 31, 2015 and 2014. The aggregate intrinsic value of restricted stock awards that vested during the year ended December 31, 2013 was $38. The aggregate intrinsic value of restricted stock awards is calculated as the fair value of the Company’s common stock on the date it vests and is released. The Company did not grant any restricted stock awards during the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015, 2014 and 2013, there were no unvested restricted stock awards subject to repurchase.

Restricted Stock Units

The 2014 Stock Option Plan provides for the award of restricted stock units. The Company has granted restricted stock units with time-based vesting conditions. The restrictions lapse according to the time based vesting conditions of each award. The Company values restricted stock units on the grant-date using the grant-date market price of the Company’s common stock.

The aggregate intrinsic value of restricted stock units that vested during the year ended December 31, 2015 was $115. There were no restricted stock units that vested in the years ended December 31, 2014 or 2013. The aggregate intrinsic value of restricted stock units is calculated as the fair value of the Company’s common stock on the date it vests and is released. During the year ended December 31, 2015, the Company granted 4,769 restricted stock units, all of which vested during 2015, at a weighted average grant-date fair value of $34.46. The Company did not grant any restricted stock units during the years ended December 31, 2014 or 2013. As of December 31, 2015, 2014 and 2013, there were no unvested restricted stock units outstanding.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
Research and development	$2,930	$490	$176
General and administrative	5,652	1,063	219

	$8,582	$1,553	$395

As of December 31, 2015, the Company had an aggregate of $27,515 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

9. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(74,286)	$(36,478)	$(14,027)
Accretion of redeemable convertible preferred stock to redemption value	—	(92)	(213)

Net loss attributable to common stockholders	$(74,286)	$(36,570)	$(14,240)

Denominator:
Weighted average common shares outstanding, basic and diluted	26,756,079	12,189,155	729,001

Net loss per share attributable to common stockholders, basic and diluted	$(2.78)	$(3.00)	$(19.53)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2015, 2014 and 2013, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods:

	As of December 31,
	2015	2014	2013
Options to purchase common stock	2,555,110	2,008,574	1,310,330

10. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend the lease for three additional years each. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend the lease for five additional years.

Future minimum lease payments for its operating leases as of December 31, 2015 were as follows:

Years Ending December 31,
2016	$432
2017	292
2018	106
2019	82

$912

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $326, $160 and $105, respectively, of rental expense related to office space.

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

	Year Ended December 31,
	2015	2014	2013
License, milestone, and license maintenance fees	$—	$7,019	$—

	$—	$7,019	$—

As of December 31, 2015, the Company is obligated to make additional milestone payments of up to $12,250 upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration (“FDA”), approval of a New Drug Application (“NDA”), and up to $12,500 upon reaching certain product commercialization milestones. Under one of the license agreements, the Company is also obligated to pay up to $1,250 with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

During the year ended December 31, 2014, the Company recorded expenses of $7,019 relating to milestones achieved in September 2014 upon the initiation of a first Phase 3 clinical trial including the cost of the issuance of common stock valued at $3,569. There were no milestones achieved during the years ended December 31, 2015 or 2013. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2015, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2015.

Legal Proceedings

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. The Company has not yet filed a responsive pleading. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of December 31, 2015.

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of December 31, 2015.

11. Income Taxes

During the years ended December 31, 2015, 2014 and 2013, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows:

	2015	2014	2013
Domestic	$(72,147)	$(35,818)	$(12,325)
Foreign	(2,139)	(660)	(1,702)

Loss before income taxes	$(74,286)	$(36,478)	$(14,027)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
Federal and state research and development tax credit	(3.9)	(1.9)	(3.7)
State taxes, net of federal benefit	(3.9)	(4.0)	(3.9)
Orphan drug tax credit	(3.5)	(3.2)	(3.1)
Stock compensation expense	0.9	0.6	0.6
Nondeductible Australia research and development expenses	1.0	0.6	4.1
Other items	0.1	2.4	—
Change in deferred tax asset valuation allowance	43.3	39.5	40.0

Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Current deferred tax assets:
Accrued expenses	$—	$431
Other temporary differences	—	6

Total current deferred tax assets	—	437

Noncurrent deferred tax assets:
Capitalized research and development expenses	46,568	29,048
Net operating loss carryforwards	11,186	6,328
Tax credit carryforwards	11,570	4,928
Capitalized legal expenses	1,773	1,229
Stock-based compensation	2,780	428
Accrued expenses	648	—
Other temporary differences	16	—

Total noncurrent deferred tax assets	74,541	41,961

Total gross deferred tax assets	74,541	42,398
Valuation allowance	(74,541)	(42,398)

Net deferred tax assets	$—	$—

In 2015, the Company identified a misstatement related to the research and development credits that the Company had previously calculated and claimed on its tax returns. The Company previously had been assuming that all prior research and development credits would result in a higher credit whereas the Company has now determined that certain actual costs only qualify for a reduced credit. The net impact of the misstatement was to overstate gross deferred tax assets by $3.5 million and overstate the valuation allowance by $3.5 million with no impact to net deferred tax assets or the provision for income taxes. In addition, the misstatement had an impact of 2.5% and 5.4% to the 2014 and 2013 rate reconciliation, respectively, for the federal and state R&D tax credits that each had an offsetting adjustment to the change in valuation allowance. The misstatement was determined to be immaterial and had no effect on the Company’s consolidated balance sheets, statements of operations, statements of changes in stockholders’ equity (deficit) or statements cash flows for any period presented. As a result, the 2014 amounts in the deferred tax table and the 2014 and 2013 amounts in the rate reconciliation table presented herein have been revised to correct for this misstatement.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis and will be effective on January 1, 2017. Early adoption is permitted. The Company has elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2015, 2014 and 2013 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards and were as follows:

	Year Ended December 31,
	2015	2014	2013
Valuation allowance as of beginning of year	$42,398	$27,831	$22,229
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	32,143	14,567	5,602

Valuation allowance as of end of year	$74,541	$42,398	$27,831

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $42,493 and $31,249, respectively, which begin to expire in 2026 and 2030, respectively. Included within these net operating loss carryforwards are amounts of $12,812 and $10,642, respectively, that were attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital once they are realized in accordance with accounting for stock-based compensation awards. As of December 31, 2015, the Company also had available tax credit carryforwards for federal and state income tax purposes of $10,555 and $1,537, respectively, which begin to expire in 2026 and 2021, respectively. Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

As of December 31, 2015 and 2014, the Company’s gross deferred tax asset balance of $74,541 and $42,398, respectively, was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2015, 2014 and 2013, gross deferred tax assets increased due to additional net operating loss carryforwards, research and development tax credits generated and additional research and development expenses capitalized for tax purposes.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2015 and 2014. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2015 or 2014.

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

The Company considers only the direct effects of windfall tax deductions.

12. Retirement Plan

The Company has a Savings Incentive Match Plan for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $144, $61 and $26, respectively, of expense related to its contributions to the plan.

13. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the years ended December 31, 2015, 2014 and 2013, $1,357, $424 and $1,237, respectively, was recorded as a reduction to research and development expenses in the consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the years ended December 31, 2015, 2014 and 2013, the Company recorded in its consolidated statements of operations unrealized foreign currency exchange losses of $82, $104 and $250, respectively, related to this tax incentive receivable. As of December 31, 2015 and 2014, the Company’s tax incentive receivable from the Australian government was $1,323 and $391, respectively.

14. Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	13,240	17,610	19,717	23,246
Net loss attributable to common stockholders	(13,472)	(17,756)	(19,884)	(23,174)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.66)	$(0.73)	$(0.85)
Weighted average common shares outstanding,basic and diluted	25,615,282	27,011,960	27,138,667	27,238,079

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	4,521	5,986	14,361	10,664
Net loss attributable to common stockholders	(4,507)	(6,443)	(14,689)	(10,931)
Net loss per share attributable to common stockholders, basic and diluted	$(6.18)	$(2.96)	$(0.65)	$(0.48)
Weighted average common shares outstanding,basic and diluted	729,391	2,178,465	22,707,012	22,783,817

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2015 our internal control over financial reporting is effective.

As an Emerging Growth Company, as defined under the terms of the Jobs Act of 2012, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page 90 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit No.	Description

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 24, 2014)

3.2	Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 24, 2014)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated November 25, 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.1#	Amended and Restated 2006 Stock Option Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.2#	2014 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.3(a)†	Exclusive License Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corp. of South Korea, dated July 6, 2009, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.3(b)	Amendment No. 4 to Exclusive License Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corporation, dated October 29, 2014 (incorporated by reference to Exhibit 10.3(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

10.4	Subscription Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corporation, dated November 20, 2014 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

10.5	Letter by and between the Registrant and Thomas E. Hughes, dated July 25, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

Exhibit No.	Description

10.6	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Thomas E. Hughes, dated July 29, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.7	Letter by and between the Registrant and Dennis D. Kim, dated August 23, 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.8	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Dennis D. Kim, dated August 29, 2013 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.9	Letter by and between the Registrant and Patricia L. Allen, dated December 10, 2012 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.10	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Patricia L. Allen, dated August 29, 2013 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.11(a)	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.11(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.11(b)	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.11(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.12#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.13†	Exclusive License Agreement by and between the Registrant and Children’s Medical Center Corporation, dated January 4, 2007, as amended January 15, 2007 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.14	Commercial Lease by and between the Registrant and Minerva Holdings, LLC, dated May 15, 2014 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.15	Commercial Lease by and between the Company and Contour LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-K (File No. 001-36510) filed on May 14, 2015)

10.16*	Lease between LJ Gateway Office LLC and the Company, dated as of October 2, 2015

10.17#	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.18	Letter by and between the Registrant and Patrick Loustau, dated June 3, 2014 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

16.1	Letter of Edelstein and Company LLP (incorporated by reference to Exhibit 16.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

Exhibit No.	Description

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2015 and 2014, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013, (c) our Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013 and (e) the Notes to such Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
†	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Represents management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: March 15, 2016	By:	/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2016	By:	/s/ Patricia L. Allen Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016

/s/ Patricia L. Allen Patricia L. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016

/s/ Peter Barrett, Ph.D. Peter Barrett, Ph.D.	Chairman of the Board of Directors	March 15, 2016

/s/ Bruce Booth, Ph.D. Bruce Booth, Ph.D.	Director	March 15, 2016

/s/ Robert J. Perez Robert J. Perez	Director	March 15, 2016

/s/ Frances K. Heller Frances K. Heller	Director	March 15, 2016

/s/ John L. LaMattina, Ph.D. John L. LaMattina, Ph.D.	Director	March 15, 2016

/s/ Cameron Geoffrey McDonough, M.D. Cameron Geoffrey McDonough, M.D.	Director	March 15, 2016

/s/ Frank E. Thomas Frank E. Thomas	Director	March 15, 2016

/s/ Thomas O. Daniel, M.D. Thomas O. Daniel, M.D.	Director	March 15, 2016