Form 10-K/A
period 2015-12-31
ZAFGEN, INC.
filed 2016-04-29
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on March 15, 2016 (the “Original Form 10-K”) by Zafgen, Inc., a Delaware corporation (the “Company,” “Zafgen,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended, with the only changes being the filing of new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial and accounting officer. This Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our By-Laws provide that our Board of Directors, or Board of Directors, shall fix the size of the Board of Directors by resolution. The current size of the Board of Directors is nine. The Board of Directors is divided into three classes. One class is elected each year at the annual meeting of stockholders for a term of three years.

The descriptions in this section provide certain biographical information about each of the directors, as of April 1, 2016, followed by a statement regarding the specific experience, qualifications, attributes or skills that led to the Board of Directors conclusion that each director should serve as a director of the Company.

Name	Positions	Director Since	Age
Peter Barrett, Ph.D.	Chairman of the Board of Directors	2006	63
Bruce Booth, Ph.D.	Director	2006	41
Thomas O. Daniel, M.D.	Director	2016	62
Frances K. Heller	Director	2014	49
Thomas E. Hughes, Ph.D.	Director and Chief Executive Officer	2008	56
John L. LaMattina, Ph.D.	Director	2013	66
Cameron Geoffrey McDonough, M.D.	Director	2015	45
Robert J. Perez	Director	2015	51
Frank E. Thomas	Director	2014	46

Peter Barrett, Ph.D. Dr. Barrett has served as the Chairman of our Board of Directors since August 2006. Dr. Barrett joined Atlas Venture, an early-stage venture capital fund, in 2002, and currently serves as a partner in the life sciences group. Previously, from 1998 to 2002, he was a co-founder, executive vice president and chief business officer of Celera Genomics. Prior to Celera, from 1979 to 1998, Dr. Barrett held senior management positions at the Perkin-Elmer Corporation, most recently serving as vice president, corporate planning and business development. Dr. Barrett served on the boards of directors of SciClone Pharmaceuticals, Inc. from 2011 to 2013, and Helios BioSciences Corporation from 2003 to 2012, and Vitae Pharmaceuticals, Inc. from 2014 to 2015. Dr. Barrett currently serves on the boards of directors of the Perkin-Elmer Corporation, and several other privately held companies. Dr. Barrett is currently vice chairman of the advisory council of the Barnett Institute of Chemical and Biological Analysis at Northeastern University, as well as adjunct professor at the Barnett Institute. He is a member of the research council at Boston Children’s Hospital. Dr. Barrett holds a B.S. in chemistry from Lowell Technological Institute (now known as the University of Massachusetts, Lowell) and a Ph.D. in analytical chemistry from Northeastern University. He also completed Harvard Business School’s Management Development Program. Dr. Barrett’s qualifications to sit on our Board of Directors include his extensive leadership, executive, managerial and business experience with life sciences companies, including experience in the formation, development and business strategy of multiple start-up companies in the life sciences sector.

Bruce Booth, Ph.D. Dr. Booth has served as a member of our Board of Directors since August 2006. Dr. Booth joined Atlas Venture in 2005, and currently serves as partner in the life sciences group. Previously, from 2004 to 2005, Dr. Booth was a principal at Caxton Health Holdings L.L.C., a healthcare-focused investment firm, where he focused on the firm’s venture capital activities. Prior to Caxton, from 1999 to 2004, he was an associate principal at McKinsey & Company, a global strategic management consulting firm, where he advised clients on R&D productivity, corporate strategy and business development issues across the biopharmaceutical sector. Dr. Booth serves on the board of several privately held companies as well as on UCB Pharma’s New Medicines Scientific Advisory Board, and participates on several other advisory boards for pharmaceutical companies and academic medical centers. Dr. Booth is also a trustee of the New York Academy of Medicine. As a British Marshall Scholar, Dr. Booth holds a Ph.D. in molecular immunology from the Oxford University’s

Nuffield Department of Medicine and a B.S. in biochemistry, summa cum laude, from the Pennsylvania State University. Dr. Booth’s qualifications to sit on our Board of Directors include his extensive leadership, executive, managerial and business experience with life sciences companies, including experience in the formation, development and business strategy of multiple start-up companies in the life sciences sector.

Thomas O. Daniel, M.D. Dr. Daniel has more than 16 years of experience in biopharmaceutical discovery and development. He currently serves as Chairman of Research at Celgene Corporation, and served as President of Research and Early Development from December 2006 until February, 2012, and as Executive Vice President and President of Research and Early Development until December, 2015. Previously, he served as the Chief Scientific Officer and Director at Ambrx Inc., a biotechnology company focused on discovering and developing protein-based therapeutics from August, 2003 to November, 2006. Dr. Daniel also served as Vice President of Research at Amgen Inc. from August, 2002 to April, 2003, where he was Research Site Head of Amgen Washington and Therapeutic Area Head of Inflammation. Prior to Amgen’s acquisition of Immunex, Dr. Daniel served as Senior Vice President of Discovery Research at Immunex from May, 2000 to August, 2002. Dr. Daniel has been a member of the Therapeutic Advisory Board of aTyr Pharma, Inc. since March 1, 2011, and is a director of Ferrumax, a privately-held biotechnology company. Dr. Daniel serves as a member of the Biomedical Science Advisory Board of Vanderbilt University Medical Center and co-chairs the Biomedical Advisory Council of PhRMA. A nephrologist and former academic investigator, Dr. Daniel was previously the C.M. Hakim Professor of Medicine and Cell Biology at Vanderbilt University, and Director of the Vanderbilt Center for Vascular Biology. He formerly conducted research in the Howard Hughes Medical Institute at UC San Francisco, earned an M.D. from the University of Texas, Southwestern, and completed medical residency at Massachusetts General Hospital.

Frances K. Heller. Ms. Heller has served as a member of our Board of Directors since September 2014. Ms. Heller has nearly 20 years of experience in pharmaceutical and biotechnology business development, licensing and legal affairs. During her career, Ms. Heller has led a number of strategic transactions and partnerships across a broad range of molecular modalities and in various therapeutic areas. From 2012 to 2014, she was senior vice president of business development at Bristol-Myers Squibb and a Trustee of the Bristol Myers Foundation. In addition, she currently serves as a Trustee of the Dana Farber Cancer Institute. Prior to joining Bristol-Meyers Squibb, from 2008 to 2011, Ms. Heller was executive vice president of business development at Exelixis, Inc., where she was successful in negotiating multiple partnerships and securing more than $500 million in guaranteed revenue. Prior to joining Exelixis from 2003 to 2008, Ms. Heller was head of strategic alliances at Novartis Pharmaceuticals Corporation, where she was responsible for transactions with partners in the pharmaceutical and biotech industries, as well as academic institutions worldwide. Ms. Heller is an instructor and guest lecturer at several universities as an expert in the business of strategy setting, deal making and negotiation. Ms. Heller is a member of the California State Bar and licensed by the U.S. Patent and Trademark Office. She holds a B.S. in biology from Tulane University, an M.A. in biology from American University and a J.D. from Golden Gate University School of Law. We believe that Ms. Heller’s extensive experience in the pharmaceutical and biotechnology industry qualifies her to serve on our Board of Directors.

Thomas E. Hughes, Ph.D. Dr. Hughes has served as our Chief Executive Officer and a member of our Board of Directors since October 2008. From October 2008 until June 2014 Dr. Hughes also served as President. From 1987 to 2008, he held several positions at Novartis AG (and formerly Sandoz Pharmaceuticals) including vice president and global head of the cardiovascular and metabolic diseases therapeutic area at the Novartis Institutes for BioMedical Research in Cambridge, MA. In these roles he oversaw many drug discovery and development projects targeting obesity, diabetes and heart disease. Dr. Hughes is the author of over 40 peer-reviewed publications and is an inventor on numerous issued and pending patents related to the treatment of diabetes, cardiovascular disease and obesity. Dr. Hughes holds a Ph.D. in nutritional biochemistry from Tufts University, an M.S. in Zoology from Virginia Polytechnic Institute & State University and a B.A. in biology from Franklin and Marshall College. Dr. Hughes’ qualifications to sit on our Board of Directors include his extensive knowledge of the obesity and metabolic disease industry combined with his leadership, executive, managerial and pharmaceutical company experience, and his more than 25 years of industry experience in the development and commercialization of pharmaceutical products.

John L. LaMattina. Ph.D. Dr. LaMattina has served as a member of our Board of Directors since December 2013. Since 2009, Dr. LaMattina has been a senior partner at PureTech Health, a technology development company focusing on biotech investments. Dr. LaMattina is also on the board of directors of PureTech Health. Prior to that, Dr. LaMattina spent 30 years at Pfizer Inc. beginning as a medicinal chemist in 1977. During his career, he was appointed to various positions of increasing responsibility for Pfizer Central Research, including Vice President of U.S. Discovery Operations in 1993, Senior Vice President of Worldwide Discovery Operations in 1998, Senior Vice President of Worldwide Development in 1999 and President of Pfizer Global R&D in 2003. Dr. LaMattina graduated with cum laude honors from Boston College with a B.S. in Chemistry. He received a Ph.D. from the University of New Hampshire in Organic Chemistry and subsequently was at Princeton University in the National Institutes of Health Postdoctoral Fellowship program. From 2008 to 2012, Dr. LaMattina served on the Board of Directors of Human Genome Sciences. From 2008 to 2010, Dr. LaMattina served on the Board of Directors of Neurogen Corp. Dr. LaMattina currently serves on several boards, including the Board of Directors of Ligand Pharmaceuticals, the Scientific Advisory Board for Trevena Pharmaceuticals. Dr. LaMattina’s qualifications to sit on our Board of Directors include his valuable pharmaceutical experience, including his service at Pfizer Inc., one of the world’s largest pharmaceutical companies, in addition to his experience on several boards and involvement in the biotechnology industry through his position as a senior partner and member of the board of directors at PureTech Health.

Cameron Geoffrey McDonough, M.D. Dr. McDonough has served as a member of our Board of Directors since September 2015. He is President and Chief Executive Officer of Swedish Orphan Biovitrum AB, or Sobi, a Swedish pharmaceutical company, since August 2011. Prior to joining Sobi, Dr. McDonough held several senior leadership positions at Genzyme Corporation, a biotechnology company, from 2002 to June 2011, including Senior Vice President and General Manager, Personalized Genetic Health, Senior Vice President, Lysosomal Storage Disease Therapeutics and most recently, as President of Europe, Middle East and Africa. Prior to joining Genzyme, Dr. McDonough was a practicing internist and pediatrician. He currently serves as a member of the board of directors of PTC Therapeutics, Inc., a public company. Dr. McDonough received a B.A. and a B.Sc. from the University of North Carolina at Chapel Hill and an M.D. from Harvard Medical School. Dr. McDonough’s qualifications to sit on our Board of Directors include his valuable experience as an M.D. and the CEO of a rare disease company, Sobi, as well as his prior experience at Genzyme, one of the world’s largest biopharmaceutical companies, in addition to his experience on the board of a publicly traded company.

Robert J. Perez. Mr. Perez has served as a member of our Board of Directors since September 2015. He is the founder and Managing Partner of Vineyard Sound Advisors, a biopharmaceutical advisory firm. He is the former Chief Executive Officer of Cubist Pharmaceuticals, Inc., a public pharmaceutical development company, which was acquired by Merck in January 2015. He joined Cubist in August 2003 as Senior Vice President, Sales and Marketing, and led the launch of Cubicin® (daptomycin for injection). He served as Executive Vice President and Chief Operating Officer from August 2007 to July 2012 and President and Chief Operating Officer from July 2012 to December 2014. Prior to joining Cubist, he served as Vice President of Biogen, Inc.’s CNS business unit from 2001 to 2003, where he was responsible for commercial leadership of an $800 million neurology business unit, and from 1995 to 2001 he held positions of increasing responsibility within Biogen’s CNS commercial organization. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals. Mr. Perez currently serves as a member of the board of directors of public companies such as AMAG Pharmaceuticals, Inc., Cidara Therapeutics, Inc., and Flex Pharma, Inc. Mr. Perez has also been a member of the board of directors of the Biomedical Science Careers Program since November 2010, a member of the Board of Advisors of Citizens School of Massachusetts since 2010, a member of the Board of Trustees at The Dana Farber Cancer Institute, Inc. since January 2013, and a member of the Board of College Bound Dorchester since December 2014. Mr. Perez received a B.S. in business from California State University, Los

Angeles and an M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles. Mr. Perez’s qualifications to sit on our Board of Directors include his valuable pharmaceutical experience, including his service at Cubist Pharmaceuticals, Inc., a commercial stage biotechnology company, in addition to his experience at Biogen, Inc. Mr. Perez also sits on several boards in the biotechnology industry.

Frank E. Thomas. Mr. Thomas has served as a member of our Board of Directors since June 2014. He joined AMAG Pharmaceuticals, Inc. in August 2011 as its Executive Vice President, Chief Financial Officer and Treasurer. Since May 2012, he served as Executive Vice President and Chief Operating Officer until his promotion to President and Chief Operating Officer in April 2015. Prior to joining AMAG, he served as Senior Vice President, Chief Operating Officer and Chief Financial Officer for Molecular Biometrics, Inc., a commercial stage medical diagnostics company, from October 2008 to July 2011. Prior to Molecular Biometrics, Mr. Thomas spent four years at Critical Therapeutics, Inc., a public biopharmaceutical company, from April 2004 to March 2008, where he was promoted to President in June 2006 and Chief Executive Officer in December 2006 from the position of Senior Vice President and Chief Financial Officer. He also served on the Board of Directors of Critical Therapeutics from 2006 to 2008. Prior to 2004, Mr. Thomas served as the Chief Financial Officer and Vice President of Finance and Investor Relations at Esperion Therapeutics, Inc., a public biopharmaceutical company. Mr. Thomas was a member of the Board of Directors of the Massachusetts Biotechnology Council from 2007 to 2015. Mr. Thomas holds a B.B.A. from the University of Michigan, Ann Arbor. We believe that Mr. Thomas’ extensive management experience at biopharmaceutical companies and with financial matters qualifies him to serve on our Board of Directors.

Executive Officers

The following table identifies our executive officers and sets forth their current position(s) at Zafgen and their ages as of April 1, 2016.

Name	Position	Age
Thomas E. Hughes, Ph.D.	Chief Executive Officer and Director	56
Patrick Loustau	President	53
Patricia L. Allen	Chief Financial Officer	54
Dennis D. Kim, M.D., M.B.A.	Chief Medical Officer	46
Alicia Secor	Chief Commercial Officer	53

You should refer to “Directors” above for information about our Chief Executive Officer, Thomas E. Hughes, Ph.D. Biographical information for our other executive officers, as of April 1, 2016, is set forth below.

Patrick Loustau. Mr. Loustau has served as our President since June 2014. During his career, Mr. Loustau has developed a global business experience living and working in five countries and leading several Global and US businesses. From August 2010 to April 2014, Mr. Loustau served as SVP for Global Commercialization (Cardiovascular & Metabolics) at Bristol-Myers Squibb where he was instrumental in building the diabetes franchise, launching several blockbuster brands, making a major acquisition (Amylin) and divesting/transitioning the entire diabetes business to partner Astra-Zeneca. From May 1996 to July 2010, he spent 14 years at Novo Nordisk where he served as SVP for Global Marketing & Medical Affairs, VP, Sales Force and Managed Care/Government Affairs US, President & GM Canada (Toronto), Regional Business Director Sales US, Senior Director Marketing Diabetes US and in sales and marketing roles of increasing responsibility in France. Mr. Loustau launched his career in 1989 with Parke-Davis as an HR and Training Manager and in multiple commercial roles. Mr. Loustau holds a Maitrise in Physiology from the University Paris-XI in Orsay, a DEA in Psychology from the University Paris-X in Nanterre and a DESS in Human Resources and Marketing from the Enterprise Administration Institute in Bordeaux. He also completed Harvard Business School’s General Management Program.

Patricia L. Allen. Ms. Allen has served as our Chief Financial Officer since January 2013. Ms. Allen has over 20 years of financial leadership experience in the biotechnology industry at both publicly traded and private companies. From 2011 to 2012, she provided independent consulting services to biotechnology companies in a variety of areas, including interim CFO services, fundraising, deal structures, financial planning, organizational structure, investor relations and business development. Previously, from 2004 to 2011, Ms. Allen served as the Vice President of Finance, Treasurer and Principal Financial Officer of Alnylam Pharmaceuticals, Inc., a publicly traded biotechnology company, where she had significant interactions with the investment community and was influential in raising over $900 million via the company’s initial public offering, follow-on common stock offerings and multiple business development transactions with top-tier pharmaceutical companies. Prior to Alnylam, Ms. Allen was at Alkermes, Inc., a publicly traded biotechnology company, most recently as the Director of Finance. Ms. Allen began her career as an auditor at Deloitte & Touche, LLP. Ms. Allen graduated summa cum laude from Bryant College with a B.S. in business administration.

Dennis D. Kim, M.D., M.B.A. Dr. Kim has served as our Chief Medical Officer since September 2011. From 2001 to 2012, Dr. Kim was an assistant professor of medicine, division of endocrinology/metabolism, at the University of California, San Diego School of Medicine. From September 2008 to February 2011, Dr. Kim held multiple senior-level clinical and corporate affairs positions at Orexigen Therapeutics, a publicly-traded biopharmaceutical company focused on the treatment of obesity, including senior vice president, head of obesity/metabolic diseases; senior vice president, corporate development; and senior vice president, medical affairs and communications. Prior to Orexigen, from September 2007 to September 2008, he was chief medical officer and vice president of medical affairs at EnteroMedics, Inc. a publicly traded medical device company, where he oversaw all aspects of clinical affairs and successfully implemented an initial public offering as part of the executive team in 2007. Previously, from July 2001 to September 2007, he held positions of increasing responsibility at Amylin Pharmaceuticals, Inc., a publicly traded biotechnology company, most recently as executive director, corporate strategy, where he managed corporate and business strategic planning spanning all commercial products, developmental drug candidates, corporate alliance partnership and manufacturing support. Dr. Kim holds an M.D. from the University of Health Sciences, The Chicago Medical School, an M.B.A. from University of California, San Diego Rady School of Management and a B.S. in biology from the University of California at Los Angeles.

Alicia Secor. Ms. Secor has served as our Chief Commercial Officer since January 2014. She brings over 20 years of pharmaceutical, biotechnology, and medical device experience. Ms. Secor has an established track record in leading the commercial development, and global expansion of products through various stages of life-cycle development, including pre-launch and late-stage commercial phases spanning multiple therapeutic areas including metabolic diseases. From August 2013 to October 2013, she served as Senior Vice President and Chief Operating Officer of Synageva BioPharma Corp., a publicly traded biotechnology company. Previously, from November 1998 to July 2013, Ms. Secor spent 15 years at Genzyme Corporation, a Sanofi Company, a publicly traded company, where she held various leadership positions, most recently as Vice President and General Manager of Metabolic Diseases, a global business consisting of five marketed products, including two products for orphan diseases. Prior to this role, she was Vice President and General Manager of Biosurgical Specialties, a surgical device business focused on adhesion prevention and other novel applications for biomaterials. During her tenure at Genzyme, she was instrumental in advancing products through clinical development and responsible for establishing and executing the commercial development and launch, general management and global expansion. Ms. Secor successfully led multiple strategic business development transactions, held global P&L responsibility, and built high performance teams, resulting in consistent growth and profitability across multiple businesses. Prior to Genzyme, Ms. Secor held positions at Alkermes, Inc. in business development, at Centocor, Inc. (a Johnson & Johnson Company) in clinical and commercial operations, and began her career at Pfizer Inc. as a hospital-based sales representative. She received her M.B.A. from Northeastern University, and her B.S. in Healthcare Administration from the University of New Hampshire.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of our outstanding common stock, or Reporting Persons, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such reports received or written representations from certain Reporting Persons during the fiscal year ended December 31, 2015, we believe that all Reporting Persons complied with all Section 16(a) reporting requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The current version of the Code of Business Conduct and Ethics is available on our website at http://ir.zafgen.com/corporate-governance.cfm. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: Zafgen, Inc., 175 Portland Street, 4th Floor, Boston, MA 02114, Attention: Chief Financial Officer. We intend to disclose any amendment or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions, by posting such information on our website (available at http://www.zafgen.com/) and/or in our public filings with the SEC.

Audit Committee

Our Board of Directors has a separately-designated Audit Committee. Frances K. Heller, John L. LaMattina, Ph.D. and Frank E. Thomas serve on the Audit Committee, which is chaired by Mr. Thomas. Our Board of Directors has determined that all members of the Audit Committee are “independent” for Audit Committee purposes as that term is defined in the rules of the SEC and the applicable NASDAQ Stock Market rules, and have sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board of Directors has designated Frank E. Thomas as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation Overview

Our compensation programs are designed to:

•	attract and retain individuals with superior ability and managerial experience;

•	align executive officers’ incentives with our corporate strategies, business objectives and the long-term interests of our stockholders; and

•	increase the incentive to achieve key strategic performance measures by linking incentive award opportunities to the achievement of performance objectives and by providing a portion of total compensation for executive officers in the form of ownership in the company.

The Compensation Committee of our Board of Directors, or the Compensation Committee, is primarily responsible for developing and implementing our compensation policies and establishing and approving the compensation for all of our executive officers. The Compensation Committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves annually all compensation decisions relating to all of our executive officers, including our Chief Executive Officer. The Compensation Committee considers recommendations from our Chief Executive Officer regarding the compensation of our executive officers other than himself. Our Compensation Committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions and has hired Radford, an Aon Hewitt company, to provide these services.

Executive Compensation Components

Our executive compensation consists of base salary, cash incentive bonuses, long-term incentive compensation in the form of restricted common stock, restricted stock units and stock options and broad-based benefits programs. We have not adopted any formal guidelines for allocating total compensation between long-term and short-term compensation, cash compensation and non-cash compensation, or among different forms of non-cash compensation. The Compensation Committee considers a number of factors in setting compensation for its executive officers, including Company performance, as well as the executive’s performance, experience, responsibilities and the compensation of executive officers in similar positions at comparable companies.

Base Salary

Base salary is intended to provide compensation for day-to-day performance. The Compensation Committee believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. Base salaries for our named executive officers are intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent. Base salaries are originally established at the time the executive is hired based on individual experience, skills and expected contributions, our understanding of what executives in similar positions at peer companies were paid, and also negotiations during the hiring process. The base salaries of our named executive officers are reviewed annually and may be adjusted to reflect market conditions and our executives’ performance during the prior year as well as the financial position of the Company, or if there is a change in the scope of the officer’s responsibilities.

Performance-based Cash Bonus

Our Compensation Committee has the authority to award annual performance-based cash bonuses to our executive officers. In March 2016, the Compensation Committee did not award our Chief Executive Officer a cash bonus for 2015 and awarded a 25% bonus pool for the executive officers for 2015 and delegated the authority to our Chief Executive Officer to allocate bonuses to the other executive officers from the bonus pool. Due to the setbacks that we experienced in the fourth quarter of 2015, our Chief Executive Officer elected not to grant a cash bonus to any executive officer. In 2015, the Compensation Committee awarded cash bonuses to our named executive officers in recognition of their performance in achieving certain corporate, clinical, and operational milestones during 2014. The amounts of such performance-based cash bonuses awarded during 2014 are set forth in the column “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table–2015 and 2014 Fiscal Years” below.

Equity Incentive Compensation

Equity incentive grants to our named executive officers are made at the discretion of the Compensation Committee under the terms of the 2014 Stock Option and Incentive Plan. We believe that equity incentives subject to vesting over time can be an effective vehicle for the long-term element of compensation, as these awards align individual and team performance with the achievement of our strategic and financial goals over time, and with stockholders’ interests. Stock options, which have exercise prices equal to at least fair market value of our common stock on the date of grant, reward executive officers only if the stock price increases from the date of grant.

Employee Benefits

In addition to the primary elements of compensation described above, the named executive officers also participate in the same broad-based employee benefits programs available to all of our employees, including health insurance, life and disability insurance, dental insurance and our 401(k) plan. The Company does not provide special benefits to its executives and officers.

Simple IRA

In 2009, we established a Savings Incentive Match Plan for employees. Under the terms of the plan, we contribute 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

Summary Compensation Table—2015 and 2014 Fiscal Years

The following table presents information regarding the total compensation awarded to, earned by, and paid during the fiscal years ended December 31, 2015 and 2014 to our Chief Executive Officer and the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of December 31, 2015. These individuals are our named executive officers for 2015.

					Non-Equity
				Option	Incentive Plan	All Other
		Salary		Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)		($)(1)	($)(2)	($)(3)	($)
Thomas E. Hughes, Ph.D.	2015	450,000		5,965,200	—	5,300	6,420,500
Chief Executive Officer	2014	425,000		—	178,500	5,200	608,700
Dennis D. Kim, M.D., M.B.A.	2015	367,500		2,539,800	—	5,300	2,912,600
Chief Medical Officer	2014	350,000		—	126,000	5,200	481,200
Alicia Secor	2015	340,000		1,693,200	—	5,300	2,038,500
Chief Commercial Officer	2014	328,750	(4)	1,161,651	99,000	5,200	1,594,601

(1)	Amounts represent the aggregate grant-date fair value of option awards granted to our named executive officers in 2014 and 2015 computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements and discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Original Form 10-K. The amounts above reflect our aggregate accounting expense for these awards and do not necessarily correspond to the actual value that will be recognized by the named executive officers.
(2)	Represents amount of performance-based cash bonuses. No such payments were made for 2015.
(3)	Consists of employer matchup contribution to the Simple IRA.
(4)	Represents base salary earned by Ms. Secor for services as our Chief Commercial Officer during 2014. Ms. Secor’s employment with us commenced on January 2, 2014 and her annual base salary during this period was $330,000.

Employment Agreements with Our Named Executive Officers

We have entered into an employment agreement or offer letter with each of our named executive officers in connection with their employment with us. These employment agreements and offer letters provide for “at will” employment.

Thomas E. Hughes, Ph.D. On July 25, 2008, we entered into an offer letter with Dr. Hughes for the position of President and Chief Executive Officer. Dr. Hughes’ employment has no specified term, but can be terminated at will by either party. Dr. Hughes currently receives a base salary of $463,500, which is subject to review and adjustment in accordance with company policy. Dr. Hughes is also eligible for an annual merit bonus with a target bonus opportunity of 50% of his base salary for 2016, payable at the discretion of the Board of Directors, based upon performance. Dr. Hughes is eligible to participate in our employee benefit plans generally available to our executive employees, subject to the terms of those plans.

Dennis D. Kim, M.D., M.B.A. On August 23, 2011, we entered into an offer letter with Dr. Kim for the position of Chief Medical Officer. Dr. Kim’s employment has no specified term, but can be terminated at will by either party. Dr. Kim currently receives a base salary of $378,525, which is subject to review and adjustment in accordance with company policy. Dr. Kim is also eligible for an annual merit bonus with a target bonus opportunity of 35% of his base salary for 2016, payable at the discretion of the Board of Directors, based upon performance. Dr. Kim is eligible to participate in our employee benefit plans generally available to our executive employees, subject to the terms of those plans. He is also eligible to severance pay and health benefits for two months upon termination without cause or for good reason, each as defined in the offer letter.

Alicia Secor. On December 4, 2013, we entered into an offer letter with Ms. Secor for the position of Chief Commercial Officer. Ms. Secor’s employment has no specified term, but can be terminated at will by either party. Ms. Secor currently receives a base salary of $350,200, which is subject to review and adjustment in accordance with company policy. Ms. Secor is also eligible for an annual merit bonus with a target bonus opportunity of 35% of her base salary for 2016, payable at the discretion of the Board of Directors, based upon performance. Ms. Secor is eligible to participate in our employee benefit plans generally available to our executive employees, subject to the terms of those plans.

Employee Confidentiality, Non-Competition, Non-Solicitation and Assignment Agreements

Each of our named executive officers has entered into a standard form agreement with respect to confidential information and assignment of inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and to assign to us any inventions conceived or developed during the course of employment. Such agreement also provides that during the period of the named executive officer’s employment and for 12 months thereafter, the named executive officer will not compete with us and will not solicit our employees, consultants, customers or suppliers.

Outstanding Equity Awards at Fiscal Year-End—2015

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas E. Hughes, Ph.D.	53,928	(1)	—		0.75	12/15/2018
Thomas E. Hughes, Ph.D.	6,210	(2)	—		0.75	3/18/2019
Thomas E. Hughes, Ph.D.	68,073	(3)	—		0.82	3/10/2020
Thomas E. Hughes, Ph.D.	102,564		57,991	(4)	2.45	6/12/2023
Thomas E. Hughes, Ph.D.	—		180,000	(5)	45.57	3/17/2025
Dennis D. Kim, M.D., M.B.A.	103,312	(6)	—		1.57	10/11/2021
Dennis D. Kim, M.D., M.B.A.	36,148		12,049	(7)	2.45	6/12/2023
Dennis D. Kim, M.D., M.B.A.	—		90,000	(8)	38.65	2/27/2025
Alicia Secor	51,300		82,935	(9)	9.67	1/2/2024
Alicia Secor	—		60,000	(10)	38.65	2/27/2025

(1)	Under the terms of Dr. Hughes’ option agreement, the shares vested in 36 equal monthly installments beginning on October 2, 2009 and became fully vested on September 2, 2012.
(2)	Under the terms of Dr. Hughes’ option agreement, all of the shares became fully vested on March 19, 2009.
(3)	Under the terms of Dr. Hughes’ option agreement, 4% of the shares vested on March 11, 2010 and the remaining shares vested in equal installments and became fully vested on January 1, 2014.
(4)	Under the terms of Dr. Hughes’ option agreement, 25% of the shares vested on December 19, 2013 and the remaining shares will vest in equal monthly installments through December 19, 2016.
(5)	Under the terms of Dr. Hughes’ option agreement, 25% of the shares will vest on March 17, 2017 and the remaining shares will vest in 36 equal monthly installments through March 17, 2020.
(6)	Under the terms of Dr. Kim’s option agreement, 25% of the shares vested on September 5, 2012 and the remaining shares vested in equal installments and became fully vested on September 5, 2015.
(7)	Under the terms of Dr. Kim’s option agreement, 25% of the shares vested on December 19, 2013 and the remaining shares will vest in equal monthly installments through December 19, 2016.
(8)	Under the terms of Dr. Kim’s option agreement, 25% of the shares will vest on February 27, 2017 and the remaining shares will vest in 36 equal monthly installments through February 27, 2020.
(9)	Under the terms of Ms. Secor’s stock option agreements, 25% of the shares vested on January 2, 2015 and the remaining shares will vest in equal monthly installments through January 2, 2018.
(10)	Under the terms of Ms. Secor’s option agreement, 25% of the shares will vest on February 27, 2017 and the remaining shares will vest in 36 equal monthly installments through February 27, 2020.

Director Compensation

The following table sets forth a summary of the compensation we paid to our nonemployee directors during 2015. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other nonemployee members of our Board of Directors in 2015. We reimburse nonemployee directors for reasonable travel expenses. Dr. Hughes, our Chief Executive Officer, receives no compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Dr. Hughes as an employee during 2015 is presented in the “Summary Compensation Table—2015 and 2014 Fiscal Years.” Dr. Daniel is not included in the table below as he joined the Board of Directors in 2016.

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)(2)	Restricted stock awards ($)(3)	All other compensation ($)		Total ($)
Peter Barrett, Ph.D.	—	334,442	69,990	—		404,432
Bruce Booth, Ph.D.	—	334,442	34,995	—		369,437
Avi Goldberg (4)	35,000	—	—	—		35,000
Frances K. Heller	42,500	334,442	—	—		376,942
John L. LaMattina, Ph.D.	4,038	381,022	—	—		385,060
Cameron Geoffrey McDonough, M.D.(5)	—	733,817	—	—		733,817
Robert J. Perez (6)	—	724,716	9,395	60,000	(8)	794,111
Kevin P. Starr (7)	—	—	49,970	—		49,970
Frank E. Thomas	50,000	334,442	—	—		384,442

(1)	Amounts represent the aggregate grant-date fair value of option awards granted to our directors in 2015 computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements and discussions in “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” included in the Original Form 10-K. The amounts above reflect our aggregate accounting expense for these awards and do not necessarily correspond to the actual value that will be recognized by the directors.
(2)	Except for Dr. McDonough and Mr. Perez, each nonemployee director was granted an option for 12,000 shares on July 13, 2015, which vests upon the earlier of the first anniversary of the date of grant or the date of the 2016 annual meeting of stockholders. The options granted to Messrs. Starr and Goldberg were forfeited upon their resignation from the Board of Directors on December 22, 2015. Each of Dr. McDonough and Mr. Perez was granted an option to purchase 24,000 shares of common stock upon joining the Board of Directors on September 24, 2015, which vests monthly over a three-year period. Dr. LaMattina was granted an option for 1,593 shares of common stock in lieu of $45,000 in fees for serving on the Board of Directors and committees thereof on January 8, 2015, which vested on a quarterly basis over 2015. Dr. McDonough was granted an option for 1,207 shares in lieu of $9,397.26 in fees for serving on the Board of Directors and committees thereof on October 28, 2015, which vested on December 31, 2015. At December 31, 2015, the aggregate number of outstanding vested and unvested stock option awards held by each nonemployee director was: Dr. Barrett, 12,000 shares; Dr. Booth, 12,000 shares; Ms. Heller, 25,327 shares; Dr. LaMattina, 21,554 shares; Dr. McDonough, 25,207 shares; Mr. Perez, 24,000 shares; and Mr. Thomas, 25,327 shares.
(3)

Mr. Starr, Dr. Barrett and Dr. Booth were granted restricted stock awards for 1,248 shares in lieu of $50,000 in fees for serving on the Board of Directors, 1,748 shares in lieu of $70,000 in fees for serving on the Board of Directors, and 874 shares in lieu of $35,000 in fees for serving on the Board of Directors and committees thereof, respectively, on January 8, 2015, each of which vested on a quarterly basis over 2015. Mr. Perez was granted a restricted stock award for 899 shares in lieu of $9,397.26 in fees for serving on the Board of Directors and committees thereof on October 28, 2015, which vested on December 31, 2015. At December 31, 2015, the aggregate number of outstanding restricted stock awards held by each nonemployee director was: Dr. Barrett, 1,748 shares; Dr. Booth, 874 shares; Ms. Heller, no shares; Dr. LaMattina, no shares; Dr. McDonough, no shares; Mr. Perez, 899 shares; and Mr. Thomas, no shares.
(4)	Mr. Goldberg resigned from the Board of Directors on December 22, 2015.
(5)	Dr. McDonough was elected to the Board of Directors on September 24, 2015, and his nonemployee director compensation was pro-rated for the period from September 24, 2015 to December 31, 2015.
(6)	Mr. Perez was elected to the Board of Directors on September 24, 2015, and his nonemployee director compensation was pro-rated for the period from September 24, 2015 to December 31, 2015.
(7)	Mr. Starr resigned from the Board of Directors on December 22, 2015.
(8)	Consists of compensation paid for consulting services pursuant to the Consulting Agreement between the Company and Vineyard Sound Advisors, LLC, dated as of September 29, 2015.

Our Board of Directors has adopted a nonemployee director compensation policy that is designed to provide a total compensation package that enables us to attract and retain, on a long-term basis, high caliber nonemployee directors. Under the policy, all nonemployee directors will be paid cash compensation as set forth below:

Annual Retainer
Board of Directors:
All nonemployee members (including Chairman of the Board of Directors)	$35,000
Chairman of the Board of Directors	$25,000

Audit Committee:
Chairman	$15,000
Non-Chairman members	$7,500

Compensation Committee:
Chairman	$10,000
Non-Chairman members	$5,000

Nominating and Corporate Governance Committee:
Chairman	$7,500
Non-Chairman members	$3,750

Under the nonemployee director compensation policy, each person who is initially appointed or elected to the Board of Directors will be eligible for an option grant to purchase up to 24,000 shares of our common stock under the 2014 Stock Option and Incentive Plan on the date he or she first becomes a nonemployee director, which will vest monthly over a three-year period. In addition, on the date of the annual meeting of stockholders, each continuing nonemployee director who has served on the Board of Directors for a minimum of six months will be eligible to receive an annual option grant to purchase up to 12,000 shares of our common stock, which will vest in full upon the earlier of the first anniversary of the date of grant or the date of the following annual meeting of stockholders. All of the foregoing options will be granted at fair market value on the date of grant. All of the foregoing option grants will become immediately exercisable upon the death or disability of the applicable director, or upon a change in control of the company.

Each nonemployee director shall have the right to elect to receive all or a portion of his or her annual cash compensation under the nonemployee director compensation policy in the form of either restricted common stock based on the closing price of the stock on the date of grant, or stock options to purchase our common stock based on the Black-Scholes option-pricing model as of the date of grant. Any such election will be made before the start of our fiscal year and with any such stock options or restricted common stock elected by the directors to vest over a period of one year on a quarterly basis in arrears, with stock options to expire ten years from the date of grant.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk-taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report

The information contained in this report shall not be deemed to be (1) “soliciting material,” (2) “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. This report shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The Compensation Committee reviewed and discussed the disclosure included in the Executive Compensation section of this Amendment with management. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the disclosure included in the Executive Compensation section be included in this Amendment for the year ended December 31, 2015, for filing with the SEC.

THE COMPENSATION COMMITTEE

Thomas O. Daniel, M.D., Chair
John L. LaMattina, Ph.D.
Cameron Geoffrey McDonough, M.D.

Compensation Committee Interlocks and Insider Participation

During 2015, Peter Barrett, Ph.D., John L. LaMattina, Ph.D. and Kevin P. Starr served on the Compensation Committee, which was chaired by John L. LaMattina, Ph.D. Mr. Starr resigned as a director and member of the Compensation Committee effective as of December 22, 2015 and Dr. Barrett resigned from the Compensation Committee effective as of March 3, 2016. The Board of Directors appointed Cameron Geoffrey McDonough, M.D. as member of the Compensation Committee effective February 26, 2016 and Thomas O. Daniel, M.D. as chairman of the Compensation Committee effective March 3, 2016. Our Compensation Committee is currently comprised of Dr. Daniel, Dr. McDonough and Dr. LaMattina. None of the members of our Compensation Committee has at any time during the last three years been one of our officers or employees or had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2016, for: each person known to us to be the beneficial owner of more than five percent of our outstanding common stock; each of our named executive officers; each of our directors and nominees; and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The table lists applicable percentage ownership based on 27,272,261 shares of our common stock outstanding as of April 1, 2016. The number of shares beneficially owned includes shares of our common stock and shares of common stock that each person has the right to acquire within 60 days of April 1, 2016 upon the exercise of stock options. These stock options shall be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by any other person.

	Shares beneficially owned
Name and address of beneficial owner(1)	Number	Percent
5% Stockholders
Atlas Venture Fund VII, L.P.(2)	4,632,730	17.0%
Deerfield Mgmt, L.P. (3)	2,991,058	11.0%
Entities Affiliated with FMR LLC(4)	4,068,520	14.9%
Foresite Capital Fund II, L.P. (5)	2,588,110	9.5%
Franklin Resources, Inc. (6)	1,975,058	7.2%
Named Executive Officers and Directors
Thomas E. Hughes, Ph.D. (7)	310,633	1.1%
Named Executive Officers
Dennis Kim (8)	174,047	* %
Alicia Secor (9)	83,029	* %
Other Directors
Peter Barrett, Ph.D.(10)	4,643,327	17.0%
Bruce Booth, Ph.D.(11)	4,638,028	17.0%
Thomas O. Daniel, M.D. (12)	1,700	* %
Frances K. Heller (13)	15,364	* %
John L. LaMattina, Ph.D. (14)	8,358	* %
Cameron Geoffrey McDonough, M.D. (15)	8,065	* %
Robert J. Perez (16)	11,796	* %
Frank E. Thomas (17)	8,514	* %
All Directors and Executive Officers as a Group (13 persons) (18)	5,545,252	20.3%

*	Indicates beneficial ownership of less than one percent.
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Zafgen, Inc., 175 Portland Street, 4th Floor, Boston, MA 02114.

(2)	Based solely on a Schedule 13G filed on February 12, 2016 by Atlas Venture Fund VII, L.P. (or Atlas Venture VII). All shares are held directly by Atlas Venture VII. Atlas Venture Associates VII, L.P. (or AVA VII LP) is the general partner of Atlas Venture VII, and Atlas Venture Associates VII, Inc. (or AVA VII Inc.) is the general partner of AVA VII LP. Peter Barrett, Bruce Booth, Jean-Francois Formela and Jeff Fagnan is each a director of AVA VII Inc. (or collectively, the Directors). Drs. Barrett and Booth are also members of our Board of Directors. Each of Atlas Venture VII, AVA VII LP, AVA VII Inc. and the Directors disclaims beneficial ownership of the shares, except to the extent of their proportionate pecuniary interest therein, if any. The address of the filer is 25 First Street, Suite 303, Cambridge, MA 02141.
(3)	Based solely on a Schedule 13G/A filed on February 11, 2016 by Deerfield Mgmt, L.P. (or Deerfield), Deerfield Management Company, L.P. (or Deerfield Co.), Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P. (or collectively, Deerfield Funds) and James E. Flynn. Deerfield is the general partner and Deerfield Co. is the investment advisor of each of the Deerfield Funds, which reported voting and dispositive power as follows: Deerfield Partners, L.P. has shared voting and shared dispositive power together with Deerfield, Deerfield Co. and Mr. Flynn with respect to 418,747 shares; Deerfield International Master Fund, L.P. has shared voting and shared dispositive power together with Deerfield, Deerfield Co. and Mr. Flynn with respect to 532,951 shares; and Deerfield Special Situations Fund, L.P. has shared voting and shared dispositive power together with Deerfield, Deerfield Co. and Mr. Flynn with respect to 2,039,360 shares. The address of each filer is 780 Third Avenue, 37th Floor, New York, NY 10017.
(4)	Based solely on a Schedule 13G/A filed on February 12, 2016 by FMR LLC, Abigail P. Johnson and Select Biotechnology Portfolio. Fidelity Management & Research Company (or Fidelity), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of shares of common stock as a result of acting as investment adviser to various investment companies (or Fidelity Funds), registered under Section 8 of the Investment Company Act of 1940. Consists of 4,068,520 shares of common stock held by entities affiliated with FMR LLC. Ms. Johnson is a director, the vice chairman, the chief executive officer and the president of FMR LLC. Ms. Johnson and FMR LLC, through its control of Fidelity and the Fidelity Funds, each has sole power to dispose of the shares owned by the Fidelity Funds. Neither FMR LLC nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of each filer is 245 Summer Street, Boston, MA 02210.
(5)	Based solely on a Schedule 13G filed on February 12, 2016 by Foresite Capital Fund II, L.P. (or FCF II), Foresite Capital Management II, LLC (or FCM II), Foresite Capital Fund III, L.P. (or FCF III), Foresite Capital Management III, LLC (or FCM III) and James Tananbaum, which reported voting and dispositive power as follows: FCF II has sole voting and sole dispositive power with respect to 1,488,410 shares, except that each of FCM II, the general partner of FCF II, and Mr. Tananbaum, the managing member of FCM II, may be deemed to have sole voting and sole dispositive power with respect to these shares; and FCF III has sole voting and sole dispositive power with respect to 1,099,700 shares, except that each of FCM III, the general partner of FCF III, and Mr. Tananbaum, the managing member of FCM III, may be deemed to have sole voting and sole dispositive power with respect to these shares. The address of each filer is c/o Foresite Capital Management, 101 California Street, Suite 4100, San Francisco, CA 94111.
(6)	Based solely on a Schedule 13G filed on February 11, 2016 by Franklin Resources, Inc. (or FRI), Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc., which reported voting and dispositive power among the following investment management subsidiaries of FRI: Franklin Advisors, Inc. has sole voting and sole dispositive power with respect to 1,967,858 shares; and Fiduciary Trust Company International has sole voting and sole dispositive power with respect to 7,200 shares. Messrs. Johnson and Johnson, Jr. are the principal stockholders of FRI, and each of Messrs. Johnson and Johnson, Jr. and FRI may be deemed to be beneficial owners of the shares owned by the investment management subsidiaries of FRI. Each of Messrs. Johnson and Johnson, Jr., FRI and the investment management subsidiaries of FRI disclaim any pecuniary interest in any such shares. The address of each filer is One Franklin Parkway, San Mateo, CA 94403-1906.
(7)	Consists of 21,660 shares of common stock and 288,973 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.

(8)	Consists of 1,443 shares of common stock and 172,604 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(9)	Consists of 144 shares of common stock and 82,885 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(10)	Consists of (i) 8,849 shares of common stock Dr. Barrett holds in his individual capacity subject to restrictions under a Restricted Stock Agreement, which lapse over a period of one year starting January 1, 2016 on a quarterly basis in arrears, (ii) 1,748 shares of common stock Dr. Barrett holds in his individual capacity and (iii) 4,632,730 shares of common stock described in note (2) above. Dr. Barrett is a general partner of Atlas Venture Fund VII, L.P., and as such Dr. Barrett may be deemed to share voting and dispositive power with respect to all shares held by such entity. Dr. Barrett disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Dr. Barrett’s business address is 25 First Street, Suite 303, Cambridge, MA 02141.
(11)	Consists of (i) 4,424 shares of common stock Dr. Booth holds in his individual capacity subject to restrictions under a Restricted Stock Agreement, which lapse over a period of one year starting January 1, 2016 on a quarterly basis in arrears, (ii) 874 shares of common stock Dr. Booth holds in his individual capacity and (iii) 4,632,730 shares of common stock described in note (2) above. Dr. Booth is a general partner of Atlas Venture Fund VII, L.P., and as such Dr. Booth may be deemed to share voting and dispositive power with respect to all shares held by such entity. Dr. Booth disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Dr. Booth’s business address is 25 First Street, Suite 303, Cambridge, MA 02141.
(12)	Consists of 1,700 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(13)	Consists of 7,961 shares of common stock and 7,403 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(14)	Consists of 8,358 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(15)	Consists of 8,065 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(16)	Consists of 6,463 shares of common stock and 5,333 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(17)	Consists of 8,514 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.
(18)	Consists of 4,688,393 shares of common stock and 856,859 shares of common stock issuable upon exercise of options within 60 days of April 1, 2016.

Equity Compensation Plans

The following table sets forth information as of December 31, 2015 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our Amended and Restated 2006 Stock Option Plan, as amended, our 2014 Stock Option and Incentive Plan, and our 2014 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (#)		Weighted- average exercise price of outstanding options ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	2,555,110	(2)	19.76	(2)	1,625,761	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	2,555,110		19.76		1,625,761

(1)	Includes 2,555,110 shares of common stock issuable upon the exercise of outstanding options. Does not include shares of restricted stock as they have been reflected in our total shares outstanding.

(2)	Does not include purchase rights accruing under the 2014 Employee Stock Purchase Plan because the purchase right (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(3)	As of April 1, 2016, there were 1,358,803 shares available for grant under the 2014 Stock Option and Incentive Plan and 248,451 shares available for grant under the 2014 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We describe below the transactions, and series of similar transactions, since January 1, 2015, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

In connection with our initial public offering, we adopted a written policy that requires all transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

We have entered into a Consulting Agreement with Vineyard Sound Advisors, LLC, or Vineyard, dated as of September 29, 2015, pursuant to which Mr. Perez, as a principal of Vineyard, will provide consulting services to us from time to time and we will pay Vineyard $5,000 per day for such services. If the aggregate compensation for the services exceeds $25,000 in any quarter, any additional compensation shall be paid to Mr. Perez directly on a quarterly basis in shares of our common stock. We will also cover Mr. Perez’s reasonable business and travel expenses incurred in connection with such consulting services, consistent with our policies on expense reimbursement. The amount paid for the services pursuant to the Consulting Agreement during 2015 was less than $120,000.

Director Independence

Board Leadership and Independence. Our Board of Directors has determined that all members of the Board of Directors, except Dr. Hughes, are independent, as determined in accordance with the rules of the NASDAQ Stock Market. In making such independence determination, the Board of Directors considered the relationships that each such nonemployee director has with us and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers.

Our Board of Directors has three standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee. Frances K. Heller, John L. LaMattina, Ph.D. and Frank E. Thomas serve on the Audit Committee, which is chaired by Mr. Thomas. Our Board of Directors has determined that all members of the Audit Committee are “independent” for Audit Committee purposes as that term is defined in the rules of the SEC and the applicable NASDAQ Stock Market rules, and have sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board of Directors has designated Frank E. Thomas as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Compensation Committee. Thomas O. Daniel, M.D., John L. LaMattina, Ph.D. and Cameron Geoffrey McDonough, M.D. serve on the Compensation Committee, which is chaired by Dr. Daniel. Our Board of Directors has determined that each member of the Compensation Committee is “independent” as defined in the applicable NASDAQ Stock Market rules.

Nominating and Corporate Governance Committee. Peter Barrett, Ph.D. and Robert J. Perez serve on the Nominating and Corporate Governance Committee, which is chaired by Dr. Barrett. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined in the applicable NASDAQ Stock Market rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees that our independent auditors, PricewaterhouseCoopers LLP, an independent registered public accounting firm, billed to us for audit and other services for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees	$588,207	954,440
Audit-Related Fees	—	—
Tax Fees	68,385	38,050
All Other Fees	—	—

Total	$656,592	992,490

Audit Fees. Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering and follow-on public offering. Included in the 2015 audit fees is $150,000 of fees billed in connection with our follow-on public offering in January 2015. Included in the 2014 audit fees is $547,992 of fees billed in connection with our initial public offering in June 2014.

Audit-Related Fees. There were no such fees incurred in 2015 or 2014.

Tax Fees. Tax fees consist of fees for professional services, including tax consulting and compliance performed by PricewaterhouseCoopers LLP.

All Other Fees. We did not incur any other fees in 2015 or 2014.

Pre-Approval of Audit and Non-Audit Services

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be approved in advance by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	3. List of Exhibits.

The exhibits listed in Item 15(b) of the Original Form 10-K and the exhibits listed in Item 15(b) of this Amendment below are filed with, or incorporated by reference in, this report.

(b)	Exhibit Index.

Exhibit No.	Description

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: April 29, 2016	By:	/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Patricia L. Allen Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2016

/s/ Patricia L. Allen Patricia L. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2016

/s/ Peter Barrett, Ph.D. Peter Barrett, Ph.D.	Chairman of the Board of Directors	April 29, 2016

/s/ Bruce Booth, Ph.D. Bruce Booth, Ph.D.	Director	April 29, 2016

/s/ Thomas O. Daniel, M.D. Thomas O. Daniel, M.D.	Director	April 29, 2016

/s/ Frances K. Heller Frances K. Heller	Director	April 29, 2016

/s/ John L. LaMattina, Ph.D. John L. LaMattina, Ph.D.	Director	April 29, 2016

/s/ Cameron Geoffrey McDonough, M.D. Cameron Geoffrey McDonough, M.D.	Director	April 29, 2016

/s/ Robert J. Perez Robert J. Perez	Director	April 29, 2016

/s/ Frank E. Thomas Frank E. Thomas	Director	April 29, 2016