Form 10-Q
period 2016-03-31
ZAFGEN, INC.
filed 2016-05-10
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2016, there were 27,272,261 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our ability to overcome the full clinical hold placed on our clinical trials of beloranib under our Investigational New Drug application, or IND, and resume clinical development of beloranib in Prader Willi syndrome, or PWS;

•	our plans to develop and commercialize beloranib as a treatment for obesity that is a co-morbidity of an underlying rare condition such as PWS or hypothalamic injury-associated obesity, including craniopharyngioma-associated obesity;

•	our plans to develop and commercialize a methionine aminopeptidase 2, or MetAP2, inhibitor, as a treatment for severe obesity in the general population;

•	our ability to advance our earlier-stage product candidates, including ZFGN-839, into clinical development and successfully complete clinical trials;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for beloranib and our other product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of beloranib and our other product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Zafgen, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$31,450	$35,595
Marketable securities	134,734	149,484
Tax incentive receivable	1,389	1,323
Prepaid expenses and other current assets	1,271	1,708

Total current assets	168,844	188,110
Tax incentive receivable	144	—
Property and equipment, net	954	902
Other assets	90	94

Total assets	$170,032	$189,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,146	$7,495
Accrued expenses	6,739	6,112
Notes payable, current	2,996	2,936

Total current liabilities	12,881	16,543
Notes payable, net of discount, long-term	2,723	3,453

Total liabilities	15,604	19,996

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized at March 31, 2016 and December 31, 2015; 27,268,943 and 27,242,503 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	351,807	348,961
Accumulated deficit	(197,407)	(179,671)
Accumulated other comprehensive gain (loss)	1	(207)

Total stockholders’ equity	154,428	169,110

Total liabilities and stockholders’ equity	$170,032	$189,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$—

Operating expenses:
Research and development	12,497	10,215
General and administrative	5,360	3,025

Total operating expenses	17,857	13,240

Loss from operations	(17,857)	(13,240)

Other income (expense):
Interest income	209	39
Interest expense	(160)	(213)
Foreign currency transaction gains (losses), net	72	(58)

Total other income (expense), net	121	(232)

Net loss	(17,736)	(13,472)

Net loss per share, basic and diluted	$(0.65)	$(0.53)

Weighted average common shares outstanding, basic and diluted	27,263,435	25,615,282

Comprehensive loss:
Net loss	$(17,736)	$(13,472)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	208	(4)

Total other comprehensive gain (loss)	208	(4)

Total comprehensive loss	$(17,528)	$(13,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,736)	$(13,472)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,756	1,057
Non-cash interest expense	13	16
Depreciation expense	50	5
Unrealized foreign currency transaction (gains) losses	(66)	24
Premium on marketable securities, net	(124)	(341)
Amortization of premium on marketable securities	409	131
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	437	(389)
Tax incentive receivable	(144)	(229)
Accounts payable	(4,051)	1,121
Accrued expenses	695	990

Net cash used in operating activities	(17,761)	(11,087)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	49,135	29,250
Purchases of marketable securities	(34,462)	(98,952)
Purchases of property and equipment	(400)	(27)

Net cash provided by (used in) investing activities	14,273	(69,729)

Cash flows from financing activities:
Repayments of notes payable	(712)	—
Proceeds from exercise of common stock options and employee stock purchase plan	55	76
Proceeds from public offerings, net of commissions and underwriting discounts	—	130,044
Payments of public offering costs	—	(473)

Net cash (used in) provided by financing activities	(657)	129,647

Net (decrease) increase in cash and cash equivalents	(4,145)	48,831
Cash and cash equivalents at beginning of period	35,595	58,103

Cash and cash equivalents at end of period	$31,450	$106,934

Supplemental disclosure of cash flow information:
Cash paid for interest	$119	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Zafgen is focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. Beloranib, the Company’s lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO, including craniopharyngioma-associated obesity; and severe obesity in the general population. Zafgen is also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as second-generation MetAP2 inhibitors, which may be developed for the treatment of severe obesity in the general population. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital.

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

The Company’s product candidates are all in the development stage. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any product candidates developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

On January 28, 2015, the Company completed a follow-on offering of its common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. The Company received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions paid by the Company. The Company also incurred offering costs of $0.5 million related to the follow-on offering.

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2016 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2016 and 2015 have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

Net Income (Loss) Per Share

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

The Company excluded the following common stock equivalents, outstanding as of March 31, 2016 and 2015, from the computation of diluted net loss per share for the three months ended March 31, 2016 and 2015 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of March 31,
	2016	2015
Options to purchase common stock	3,825,654	2,589,767
Unvested restricted common stock units	13,273	3,870

	3,838,927	2,593,637

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance allows for adoption on either a prospective or retrospective basis and will be effective on January 1, 2017. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value at March 31, 2016 and December 31, 2015, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$19,325	$19,325	$—	$—
Commercial paper	3,997	—	3,997	—

Total cash equivalents	23,322	19,325	3,997	—

Marketable securities:
Corporate bonds	95,489	—	95,489	—
Commercial paper	29,945	—	29,945	—
U.S. government securities	9,300	—	9,300	—

Total marketable securities	134,734	—	134,734	—

Total cash equivalents and marketable securities	$158,056	$19,325	$138,731	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Cash equivalents:
Money market funds	$13,231	$13,231	$—	$—
U.S. government securities	4,999	—	4,999	—
Commercial paper	4,697	—	4,697	—
Corporate bonds	3,000	—	3,000	—

Total cash equivalents	25,927	13,231	12,696	—

Marketable securities:
Corporate bonds	125,516	—	125,516	—
Commercial paper	19,468	—	19,468	—
U.S. government securities	4,500	—	4,500	—

Total marketable securities	149,484	—	149,484	—

Total cash equivalents and marketable securities	$175,411	$13,231	$162,180	$—

The carrying amounts reflected in the consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting discount rates currently available to the Company.

Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$88,599	$31	$(35)	$88,595
Corporate bonds (due after 1 year through 2 years)	6,880	14	—	6,894
Commercial paper (due within 1 year)	29,950	2	(7)	29,945
U.S. government securities (due within 1 year)	9,303	—	(3)	9,300

	$134,732	$47	$(45)	$134,734

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$112,825	$1	$(166)	$112,660
Corporate bonds (due after 1 year through 2 years)	12,884	3	(31)	12,856
Commercial paper (due within 1 year)	19,478	—	(10)	19,468
U.S. government securities (due within 1 year)	4,500	—	—	4,500

	$149,687	$4	$(207)	$149,484

4. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued research and development expenses	$3,806	$3,727
Accrued payroll and related expenses	2,159	1,802
Accrued professional fees	667	422
Accrued other	107	161

	$6,739	$6,112

5. Notes Payable

The Company has outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, entered into in March 2014. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the debt facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions. As of March 31, 2016 and December 31, 2015, notes payable consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Notes payable	$5,407	$6,119
Less: current portion	(2,996)	(2,936)

Notes payable, net of current portion	2,411	3,183
Debt discount, net of accretion	(28)	(36)
Accretion related to final payment	340	306

Notes payable, net of discount, long term	$2,723	$3,453

As of March 31, 2016, the estimated future principal payments due are as follows:

Years Ending December 31,
(in thousands)
2016 (April to December)	$2,224
2017	3,183

Total	$5,407

During the three months ended March 31, 2016 and 2015, the Company recognized $0.2 million of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the outstanding debt under the 2014 Credit Facility is approximately 10.8%.

6. Stockholders’ Equity

On January 28, 2015, the Company completed a follow-on offering of its common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. The Company received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions paid by the Company. The Company also incurred offering costs of $0.5 million related to the follow-on offering.

7. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan, or the 2014 Stock Option Plan, and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of March 31, 2016, 1,421,644 shares are available for grant under the 2014 Stock Option Plan, including 1,089,700 shares automatically added to the 2014 Stock Option Plan on January 1, 2016 as a result of a provision in the 2014 Stock Option Plan.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development	$828	$404
General and administrative	1,928	653

	$2,756	$1,057

As of March 31, 2016, the Company had an aggregate of $28.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.6 years. As of March 31, 2016, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 7,269 shares of common stock.

8. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend this lease for three additional years each. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend this lease for five additional years.

Future minimum lease payments for its operating leases as of March 31, 2016 were as follows:

Years Ending December 31,
(in thousands)
2016 (April - December)	$325
2017	292
2018	106
2019	82

$805

During the three months ended March 31, 2016 and 2015, the Company recognized $0.1 million of rental expense related to office space.

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

As of March 31, 2016, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug Application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three months ended March 31, 2016 or 2015. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2016, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of the Board of Directors of the Company, or Board of Directors, that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2016.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, the Company filed a motion to dismiss the amended complaint. The Company is unable to predict the ultimate outcome of this action and therefore cannot estimate possible losses or ranges of losses, if any.

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of March 31, 2016.

9. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended March 31, 2016 and 2015, the Company recognized less than $0.1 million of expense related to its contributions to the plan.

10. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the three months ended March 31, 2016 and 2015, $0.1 million and $0.2 million, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended March 31, 2016 and 2015, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of $0.1 million and unrealized foreign currency exchange losses of less than $0.1 million, respectively, related to this tax incentive receivable. As of March 31, 2016 and December 31, 2015, the Company’s tax incentive receivable from the Australian government was $1.5 million and $1.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under the Risk Factors section.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. Beloranib, our lead product candidate, is a novel, first-in-class, twice-weekly subcutaneous injection being developed for the treatment of multiple indications, including severe obesity in two rare diseases, Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO, including craniopharyngioma-associated obesity; and severe obesity in the general population. We are also developing ZGN-839, a liver-targeted methionine aminopeptidase 2, or MetAP2, inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as second-generation MetAP2 inhibitors, which may be developed for the treatment of severe obesity in the general population. In December 2015, the U.S. Food and Drug Administration, or FDA, placed a full clinical hold on our Investigational New Drug Application, or IND, for beloranib, as a result of the number of thrombotic events observed in patients treated with beloranib in our clinical trials. We plan to present to the FDA data from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our recently completed Phase 2b clinical trial evaluating beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS, and other requested data, in an effort to resolve the full clinical hold on the beloranib IND.

Obesity is a complex medical disorder involving appetite dysregulation and altered lipid and energy metabolism that results in excessive accumulation of fat tissue. Weight loss and hunger control are urgently needed for certain subpopulations of obese patients, in which obesity is life-threatening and a co-morbidity of an underlying condition such as PWS and HIAO. PWS and HIAO are characterized by severe and intractable obesity resulting from damage to or impaired functioning of the hypothalamus, an area of the brain responsible for many functions including the neurophysiological drive to eat.

Since our inception in November 2005, we have devoted substantially all of our resources to developing beloranib, ZGN-839, and our second-generation molecules, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for such operations. Prior to our initial public offering, or IPO, in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $197.4 million as of March 31, 2016. Our net loss was $17.7 million for the three months ended March 31, 2016 and $74.3 million for the year ended December 31, 2015. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will continue to increase in connection with our ongoing activities, if and as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS following resolution of the full clinical hold on the beloranib IND;

•	advance the clinical development of beloranib as a treatment for patients with HIAO following resolution of the full clinical hold on the beloranib IND;

•	conduct IND-enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors;

•	seek to identify additional indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public, private equity, debt financings, or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements for approximately the next 18 months. See “—Liquidity and Capital Resources.”

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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. If we are successful in lifting the full clinical hold on the beloranib IND, we expect that our research and development expenses will continue to increase in the foreseeable future as we pursue later stages of clinical development of our product candidates.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of clinical trials and other research and development activities;

•	clinical trial results;

•	uncertainties in clinical trial enrollment rate or design;

•	our ability to remove the full clinical hold imposed by the FDA on the beloranib IND;

•	significant and changing government regulation;

•	the timing and receipt of any regulatory approvals; and

•	the FDA’s or other regulatory authority’s influence on trial design.

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

If we are successful in lifting the full clinical hold on the beloranib IND, we expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with operating as a public company. These public company related increases will likely include additional costs related to personnel; legal, accounting and audit services; directors’ and officers’ liability insurance premiums and deductibles to these policies; and investor relations. In addition, if we obtain marketing approval for beloranib or any of our other product candidates, we will incur significant sales and marketing expenses.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable securities. Our interest income has not been significant due to low interest earned on invested balances. We anticipate that our interest income will decrease as we incur operating losses.

Interest expense. Interest expense relates to outstanding borrowings under the 2014 Credit Facility, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs, the accretion of debt discounts relating to the 2014 Credit Facility, and a fee which was paid to the lender upon the completion of our IPO.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	—	$—

Operating expenses:
Research and development	12,497	10,215	2,282
General and administrative	5,360	3,025	2,335

Total operating expenses	17,857	13,240	4,617

Loss from operations	(17,857)	(13,240)	(4,617)

Other income (expense):
Interest income	209	39	170
Interest expense	(160)	(213)	53
Foreign currency transaction gains (losses), net	72	(58)	130

Total other income (expense), net	121	(232)	353

Net loss	$(17,736)	$(13,472)	$(4,264)

Research and development expenses

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$2,361	$2,530	$(169)
Clinical trials and related	3,739	3,265	474

Subtotal	6,100	5,795	305
ZGN-839	349	808	(459)
Second-generation MetAP2 inhibitors	1,309	1,175	134

Subtotal	7,758	7,778	(20)

Unallocated expenses:
Personnel related	2,208	1,192	1,016
Non-cash stock-based compensation	828	404	424
Consultants	1,187	579	608
Other	516	262	254

Subtotal	4,739	2,437	2,302

Total research and development expenses	$12,497	$10,215	$2,282

Research and development expenses for the three months ended March 31, 2016 increased $2.3 million compared to the three months ended March 31, 2015. The increase was primarily due to increased costs of $2.3 million associated with our unallocated expenses, $0.3 million in our beloranib program, $0.1 million associated with our work on second-generation MetAP2 inhibitors, partially offset by a decrease of $0.5 million associated with our ZGN-839 program. Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $1.0 million, non-cash stock-based compensation expense of $0.4 million, $0.6 million in consultants and $0.3 million in other costs. Personnel related and non-cash stock-based compensation expense increases resulted primarily from an increase in hiring. From April 2015 through March 2016, we hired 19 new employees in research and development. Non-cash stock-based compensation expense was also impacted by our first annual stock option grant to employees during 2015. Other unallocated expenses are also driven by the increase in new hires, primarily travel expenses and facilities expenses.

Of the increase in our beloranib program, clinical trials and related expenses for beloranib increased by $0.5 million period over period as a result of the timing of our clinical trials in 2016 and 2015. During the three months ended March 31, 2016, we reported top-line clinical data from our Phase 2b trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 trial in patients with PWS. Prior to the FDA placing the IND for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these trials in October 2015. During the three months ended March 31, 2015, both of the trials noted above were ongoing and enrolling and dosing patients. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Costs related to our second-generation MetAP2 inhibitors increased as a result of our increased focus on our early-stage programs, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. The decrease in ZGN-839 costs is due to the withdrawal of our IND in January 2016 in order to focus on generating additional data regarding the potential risk of thrombosis associated with MetAP2 inhibitors.

General and administrative expenses

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related	$1,022	$821	$201
Non-cash stock-based compensation	1,928	654	1,274
Professional fees	1,787	1,064	723
Travel and other	623	486	137

Total general and administrative expenses	$5,360	$3,025	$2,335

General and administrative expenses for the three months ended March 31, 2016 increased $2.3 million compared to the three months ended March 31, 2015. The increase was primarily due to increased non-cash stock-based compensation expense of $1.3 million, increased professional and consulting fees of $0.7 million, increased personnel related costs of $0.2 million and increased travel and other related costs of $0.1 million period over period. The increase in non-cash stock-based compensation expense was due to granting additional stock-based awards to new hires and existing employees as well as an increase in the value of the awards. Professional and consulting fees increased primarily due to increased accounting and legal fees to support our operating as a public company and costs incurred for branding and commercial-readiness activities related to PWS. Personnel related costs increased period over period primarily due to hiring additional employees. From April 2015 through March 2016, we hired eight new employees in general and administrative roles. These increases in personnel costs were partially offset by a reversal of part of the 2015 bonus expense in the three months ended March 31, 2016, as the bonus for 2015 was approved in late March 2016. Travel and other costs increased primarily due to increased insurance expense, travel, and information technology-related expenses to support our operating as a public company.

Other income (expense), net

Interest expense. Interest expense for the three months ended March 31, 2016 and 2015 of $0.2 million was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.2 million and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of $0.1 million for the three months ended March 31, 2016 and foreign currency transaction losses of $0.1 million for the three months ended March 31, 2015. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and marketable securities totaling $166.2 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2016, we had an accumulated deficit of $197.4 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

On March 31, 2014, we entered into the 2014 Credit Facility, which provided for initial borrowings of $7.5 million and additional borrowings of up to $12.5 million. On that same date, we received proceeds of $7.5 million from the issuance of promissory notes under a term loan as part of the 2014 Credit Facility. Of the additional $12.5 million of borrowings that was available to us, $7.5 million was available to be drawn down until September 30, 2014 and $5.0 million was available to be drawn down for a 30-day period upon the completion of our IPO that occurred in June 2014. We elected not to draw down the $7.5 million or the $5.0 million and these amounts are no longer available to us. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the debt facility; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions.

Upon entering into this 2014 Credit Facility, we were obligated to make monthly, interest-only payments on any term loans funded under the 2014 Credit Facility until December 1, 2014 and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from January 1, 2015 through December 1, 2017. As per the terms of the agreement, in June 2014, upon the completion of our IPO, the term of monthly, interest-only payments was extended until June 1, 2015. Outstanding term loans under the 2014 Credit Facility bear interest at an annual rate of 8.1%. In addition, a final payment equal to 6.0% of any amounts drawn under the facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. We were also obligated to pay a separate fee upon any initial public offering; a sale of substantially all of our assets; or a merger, reorganization or sale of our voting equity securities where existing voting stockholders hold less than 50% of voting equity securities after such a transaction.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(17,761)	$(11,087)
Cash provided by (used in) investing activities	14,273	(69,729)
Cash (used in) provided by financing activities	(657)	129,647

Net (decrease) increase in cash and cash equivalents	$(4,145)	$48,831

Net cash used in operating activities

During the three months ended March 31, 2016, operating activities used $17.8 million of cash, resulting from our net loss of $17.7 million and changes in our operating assets and liabilities of $3.1 million, partially offset by non-cash charges of $3.0 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, our second-generation MetAP2 inhibitor programs, and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the three months ended March 31, 2016, consisted primarily of stock-based compensation expense of $2.8 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2016, consisted primarily of a $4.1 million decrease in accounts payable and a $0.1 million increase in our tax incentive receivable, partially offset by a $0.7 million increase in accrued expenses and a $0.4 million decrease in prepaid expenses and other current assets.

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

Net cash provided by (used in) investing activities

During the three months ended March 31, 2016, investing activities provided $49.1 million of cash resulting from proceeds from maturities of marketable securities, offset by the use of cash for purchases of marketable securities of $34.5 million and purchases of property and equipment of $0.4 million.

During the three months ended March 31, 2015, investing activities used $99.0 million to purchase marketable securities, which was partially offset by proceeds from the maturities of marketable securities of $29.3 million. During the three months ended March 31, 2015, we used a small amount of cash for the purchases of property and equipment.

Net cash (used in) provided by financing activities

During the three months ended March 31, 2016, financing activities used $0.7 million for payments related to our notes payable, partially offset by $0.1 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the three months ended March 31, 2015, net cash provided by financing activities was $129.6 million primarily as a result of proceeds of $130.0 million from our January 2015 follow-on offering, net of underwriting discounts and commissions, offset by public offering costs of $0.5 million.

Operating Capital Requirements

Beloranib is still in clinical development and ZGN-839 and our second-generation MetAP2 inhibitors are in pre-clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase if and as we:

•	advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS following resolution of the full clinical hold on the beloranib IND;

•	advance the clinical development of beloranib as a treatment for patients with HIAO following resolution of the full clinical hold on the beloranib IND;

•	conduct IND-enabling studies and clinical development of ZGN-839 and our second-generation MetAP2 inhibitors;

•	seek to identify additional indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash and cash equivalents and marketable securities as of March 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements for approximately the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of beloranib, ZGN-839 and our second-generation MetAP2 inhibitors and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors will depend on many factors, including:

•	the costs, timing and outcome of regulatory review, including efforts to lift the full clinical hold on the beloranib IND;

•	the costs of future research and development activities, including clinical trials;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products, product candidates, or technologies; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

During the periods presented we did not have and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, the following accounting policies involve the most judgment and complexity:

•	accrued research and development costs; and

•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance allows for adoption on either a prospective or retrospective basis and will be effective on January 1, 2017. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of March 31, 2016 consisted of cash, government securities, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.3 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statement of operations. Net foreign currency transaction gains of $0.1 million and net foreign currency transaction losses of $0.1 million were recorded for the three months ended March 31, 2016 and 2015, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of March 31, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the three months ended March 31, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of March 31, 2016. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials of beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

Due to an imbalance in the number of thrombotic events observed in patients treated with beloranib in our clinical trials versus placebo, including two deaths from pulmonary embolism, we received notice from the FDA in December 2015, that the IND for beloranib had been placed on a full clinical hold. We cannot be certain that we will be able to obtain the FDA’s agreement to lift the full clinical hold for beloranib, obtain regulatory approval for beloranib, or successfully commercialize beloranib, if approved.

We have completed ZAF-311, our first Phase 3 clinical trial of beloranib in patients with Prader-Willi syndrome, or PWS. Enrollment of 108 patients in the ZAF-311 clinical trial was completed in May 2015. In late-September 2015, we learned of a patient death in this trial but at that time did not know whether the patient’s treatment assignment was beloranib. In October 2015, we learned that the patient was receiving beloranib after the patient’s treatment assignment was unblinded per the request of the U.S. Food and Drug Administration, or FDA, and, on October 15, 2015, we received notice from the FDA that the Investigational New Drug Application, or IND, for beloranib had been placed on a partial clinical hold. Subsequently, we received the patient’s death certificate and learned that the cause of death was determined to be respiratory failure as a consequence of pulmonary emboli. After review of our ongoing clinical trials, we elected to proceed with efficacy and safety data analysis and close the randomized portion of the ZAF-311 trial and our Phase 2b ZAF-203 clinical trial of beloranib in patients with severe obesity complicated by type 2 diabetes. In early December 2015, we learned that another patient receiving beloranib as part of the open label extension, or OLE, portion of the ZAF-311 trial was diagnosed with bilateral pulmonary emboli and died, and on December 2, 2015, we received a notice from the FDA that our IND for beloranib had been placed on full clinical hold, affecting the ongoing OLE portion of the ZAF-311 clinical trial. In April 2016, we received the autopsy report we had requested regarding the first patient death in clinical trial ZAF-311, and the cause of death has been confirmed to have been bilateral pulmonary embolism due to deep vein thrombosis.

We plan to present to the FDA data from our recently completed Phase 3 clinical trial evaluating beloranib as a treatment for PWS and our Phase 2b clinical trial evaluating beloranib in severe obesity complicated by type 2 diabetes, a proposal for a risk mitigation strategy for beloranib in PWS, and other reported data, in an effort to address the full clinical hold the FDA has placed on the beloranib IND. However, we can provide no assurances that the FDA will lift the full clinical hold on the beloranib IND for all, or certain indications in a timely manner, or at all. If the FDA does not lift the full clinical hold on the beloranib IND for all, or certain indications, the beloranib IND will remain on partial clinical hold for the indications where the FDA did not lift the clinical hold.

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

The FDA and certain European regulatory authorities may delay, limit or deny approval of beloranib for many reasons, including, among others:

•	we may not be able to resume or start new clinical trials of beloranib;

•	we may not be able to demonstrate that beloranib is safe and effective in treating obesity and hyperphagia in patients with PWS, obesity in patients with HIAO or other orphan indications, to the satisfaction of the FDA and the European Medicines Agency, or EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or pre-clinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of beloranib;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that beloranib’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our New Drug Application, or NDA, is submitted and reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA will likely require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements that limit the promotion, advertising, distribution, or sales of beloranib;

•	the FDA and EMA may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

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

Our lead product candidate, beloranib, is a MetAP2 inhibitor focused on treatment of obesity associated with rare diseases such as PWS and HIAO. The beloranib IND is under full clinical hold due to an imbalance in the number of thrombotic events observed in patients treated with beloranib in our clinical trials versus placebo. We are working to understand the incidence of thrombotic events in connection with beloranib and MetAP2 inhibitors more broadly. Our other product candidates in early stages of development are also MetAP2 inhibitors. We are developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, as well as other second-generation MetAP2 inhibitors for the treatment of severe obesity. We may not only find a relationship between beloranib and thrombotic events, but also a relationship between MetAP2 inhibitors as a category of drugs and thrombotic events. If a relationship between thrombotic events and MetAP2 inhibitors is established, we may neither be able to lift the full clinical hold on beloranib, nor be able to obtain regulatory approvals and commercialize our other product candidates such as ZGN-839 and other second-generation MetAP2 inhibitors.

We depend almost entirely on the success of one product candidate, beloranib, which is currently on full clinical hold.

We currently have only one product candidate, beloranib, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Beloranib is currently in Phase 3 clinical development as a treatment for obesity and hyperphagia in patients with PWS and Phase 2 clinical development for HIAO, however, the beloranib IND is currently on full clinical hold, and the hold will need to be lifted for an indication before we can continue clinical development for such an indication. If the FDA lifts the full clinical hold, beloranib will still require substantial additional clinical development, testing and regulatory approval for each applicable indication before we are permitted to commence its commercialization. If the FDA does not lift the full clinical hold on the beloranib IND for all indications, the beloranib IND will remain on partial clinical hold for the indications where the FDA did not lift the clinical hold. Because our business is almost entirely dependent upon this one product candidate, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

Our other product candidates, including ZGN-839, and our second-generation MetAP2 inhibitors, are still in pre-clinical development stages. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Accordingly, obtaining approval of an NDA or Marking Authorisation Application, or MAA, is a complex, lengthy, expensive and uncertain process.

We are not permitted to market beloranib in the United States until we receive approval of an NDA from the FDA or in any foreign countries until we receive the requisite marketing approval from such countries. We recently completed a Phase 3 clinical trial of beloranib in patients with PWS, and if the full clinical hold on the beloranib IND is lifted for PWS, we anticipate the need to conduct at least one additional Phase 3 clinical trial of beloranib in patients with PWS before we will be able to submit an NDA for beloranib as a treatment for PWS. We expect that we will have to conduct at least one pivotal trial before we can submit an NDA for beloranib as a treatment for patients with HIAO if the full clinical hold on the beloranib IND is lifted for HIAO. We expect that the FDA will also require us to complete at least two Phase 3 clinical trials prior to submitting an NDA for another one of our MetAP2 inhibitors as a treatment for severe obesity in the general population, and may require that we conduct a cardiovascular outcomes trial which may include over 10,000 patients and last over the course of multiple years. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials for a one-year duration. However, meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. Accordingly, obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process.

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

In December 2015, the FDA, placed a full clinical hold on our IND for beloranib, as a result of a safety imbalance in the number of thrombotic events observed in patients treated with beloranib in our clinical trials versus those treated with placebo. In our clinical trials to date, we have observed 16 thrombotic events in 11 patients; all occurred within three clinical trials and were in patients on beloranib treatment. Of the 11 patients with thrombotic events, four patients had PWS, three patients were obese and had type 2 diabetes, and four patients were obese. Eight of the patients had pulmonary embolism and/or deep vein thrombosis with three additional patients reporting an event of superficial thrombophlebitis. In total, 11 patients had thrombotic events, of which five patients had serious adverse events, or SAEs.

Other common adverse events, or AEs, observed in patients treated with beloranib include upper respiratory tract infection, diarrhea, injection site bruising, dizziness and sleep disturbances, principally manifested as delayed onset of sleep, amongst others.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and is subject to our further review and analysis. However, SAEs that are not characterized by clinical investigators as possibly related to beloranib, or SAEs that occur in small numbers, may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. AEs likewise may not have been disclosed to the public until such time as the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of SAEs or AEs will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA or other regulatory authorities. The FDA or other regulatory authorities may not agree with our methods of analyses or our interpretation of the results.

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

Beloranib is currently in Phase 3 clinical development as a treatment for obesity and hyperphagia in patients with PWS and Phase 2 clinical development for severe obesity in HIAO, but the beloranib IND is currently on full clinical hold, which will need to be lifted for an indication before we can continue clinical development for that indication. If the FDA lifts the full clinical hold, beloranib will still require substantial additional clinical development for its applicable indication, as we anticipate the need to conduct another Phase 3 clinical trial of beloranib in patients with PWS in the United States and likely the European Union, before we can submit an NDA for beloranib in PWS and at least one pivotal trial before we can submit an NDA for beloranib in HIAO.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with requirements for Good Clinical Practice, or cGCPs, which are legal requirements enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites, IRBs, ethics committees, and other vendors that may be involved in the clinical development of new products. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMPs regulations, to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, up to and including, civil and criminal penalties.

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

Currently each batch of beloranib is individually contracted under a work order, which is governed by a quality and supply agreement. The manufacture of primary stability batches for active drug substance, sterile drug substance and drug product have been completed and stability has been initiated, CMOs are currently supporting clinical activities, however CMOs that will manufacture commercial cGMP batches for beloranib will need to be approved by the FDA and other applicable foreign regulatory agencies, prior to commercialization. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial supplies of beloranib, if approved. We are in the process of establishing long-term supply agreements with our current CMOs and vendors. Our current CMO and scale of manufacturing is adequate to support clinical trial supplies for orphan markets, however, we anticipate that an alternate CMO will be required to support commercial manufacturing. We are in the process of identifying potential alternate CMOs in support of commercialization.

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

We intend to pursue marketing approval of beloranib in the European Union and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or preclinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market beloranib in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Even if we receive marketing approval for beloranib, regulatory authorities may still impose significant restrictions on beloranib’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Beloranib will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage and promotion of the product and recordkeeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Additionally, the FDA may require a PMS and/or PMRs, that could represent and result in additional restrictions and/or limitations for the product.

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

There are no current pharmacological treatments for regulating hunger and hyperphagia-related behaviors of patients with PWS or hunger of patients with HIAO, and bariatric surgery is contraindicated in patients with PWS and is not frequently employed in patients with HIAO. We are aware of a Phase 2 clinical trial completed by Ferring Pharmaceuticals, Inc. to evaluate the use of carbetocin, an analogue of a brain peptide hormone oxytocin hypothesized to increase trust, reduce anxiety and improve behavior in patients with PWS. We also are aware of a Phase 1 clinical trial recently completed by Essentialis, Inc. to evaluate the safety and tolerability of controlled-release diazoxide in patients with PWS and to explore the effects of diazoxide on hyperphagia-related behaviors and energy expenditure. We are aware of an ongoing Phase 2 trial sponsored by Rhythm Pharmaceuticals, Inc. to evaluate the effect of treatment with RM-493, a melanocortin receptor agonist, in patients with PWS and Alize Pharma has recently completed a Phase 2 clinical trial in PWS of AZP-531, its unacylated ghrelin analog. In addition, any of our competitors may develop a drug to treat patients with PWS at any time. We are not aware of any industry sponsored clinical trials of drugs specifically targeting patients with HIAO.

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

Even though we have received orphan drug designation for beloranib for the treatment of PWS in the United States and the European Union and orphan drug designation for beloranib for the treatment of craniopharyngioma in the European Union, we may not receive orphan drug exclusivity for beloranib.

As part of our business strategy, we have obtained orphan drug designation in the United States and the European Union for beloranib for the treatment of patients with PWS and we also have obtained orphan drug designation in the European Union for beloranib for the treatment of craniopharyngioma. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. To obtain orphan drug exclusivity for a drug that shares the same active chemical entity as an already orphan designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

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

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our owned and licensed patents and patent applications relate to beloranib compositions of matter, formulations, polymorphs, methods of treating obesity using dosing regimens of beloranib, and methods of treating hypothalamic obesity. The issued U.S. and European patents generally directed to beloranib compositions of matter are exclusively licensed and will each expire in 2019. As of April 30, 2016, we own two issued U.S. patents relating to beloranib polymorph compositions of matter that will expire in 2031 and five issued U.S. patents to methods of treating obesity that will expire in 2029. We own pending patent applications in Europe to beloranib polymorph compositions and methods of treating obesity that we expect to expire, once issued, in 2031.

As of April 30, 2016, we own seven issued U.S. patents, and six pending U.S. patent applications and foreign counterpart applications, and one Patent Cooperation Treaty, or PCT, application that will allow us to seek corresponding protection worldwide, all of which relate to beloranib. We have a license to two U.S. issued patents, one with corresponding issued foreign counterpart patents that also relate to beloranib. We also co-own one patent application relating to methods of using beloranib.

As of April 30, 2016, we own seven issued U.S. patents, and 12 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors. Of these, one issued U.S. patent and two pending U.S. patent applications with pending foreign counterpart patents and patent applications and two U.S. provisional patent applications, relate to our early-stage product candidate ZGN-839.

As of April 30, 2016, we own two issued U.S. patents, three pending U.S. patent applications with pending foreign counterpart patent applications, and four U.S. provisional patent applications that relate to our second-generation injectable MetAP2 inhibitor program.

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

As of April 30, 2016, we had 47 full-time employees and one part-time employee, and as we advance beloranib into later-stage clinical trials and if successful, into commercialization, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of beloranib. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize beloranib, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing beloranib, which is currently in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO. We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $17.7 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $197.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-839 and our second-generation MetAP2 inhibitors, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of beloranib, if the FDA lifts the full clinical hold on the beloranib IND, and development of ZGN-839, our second-generation MetAP2 inhibitors and of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for beloranib, we will incur significant sales, marketing and outsourced manufacturing expenses. Now that we are a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance beloranib in later-stage, more costly clinical trials if the FDA lifts the full clinical hold on the beloranib IND. Depending on the status of regulatory approval or, if approved, commercialization of beloranib or any of our other product candidates, as well as the progress we make in selling beloranib or any of our other product candidates, we may require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for beloranib or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of March 31, 2016, our cash, cash equivalents and marketable securities were $166.2 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for approximately the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2016 to March 31, 2016 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $10.04 to a low of $5.56 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint.

Our executive officers, directors, and principal stockholders exercise significant control over our company.

As of April 30, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with Deerfield Mgmt., L.P., or Deerfield, investment funds affiliated with Foresite Capital, investment funds affiliate with Franklin Advisors Inc., and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 62.2% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have broad discretion in how we use the proceeds of our follow-on public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds of our follow-on public offering. We intend to use the net proceeds to advance the clinical development of beloranib as a treatment for obesity and hyperphagia in patients with PWS patients and obesity in patients with HIAO, or patients with severe obesity in the general population and to develop multiple second-generation MetAP2 inhibitors as a treatment for severe obesity in the general population, to continue the development and initiate clinical development of ZGN-839, and to fund new and ongoing research and development activities, working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, capital expenditures, early commercialization activities, the costs of operating as a public company and potential business development activities. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years.

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint.

We are an “emerging growth company” and have availed ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on any of the exemptions available under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Use of Proceeds from IPO

On June 24, 2014, we closed the sale of 6,900,000 shares of common stock to the public (inclusive of 900,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters) at a price of $16.00 per share, before underwriting discounts. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S-1, which was filed with the SEC on January 31, 2014 (File No. 377-00464) and amended subsequently and declared effective by the SEC on June 18, 2014 (File No. 333-195391), and Form S-1MEF, which was filed with the SEC on June 18, 2014 (File No. 333-196891) and automatically effective upon filing. As of March 31, 2016, we have used all of the net offering proceeds primarily to fund the costs of our beloranib program as well as our ZGN-839 and second-generation MetAP2 inhibitors and general and administrative expenses. Our use of the net offering proceeds is consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 19, 2014.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: May 10, 2016	By:	/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Patricia L. Allen Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.