Form 10-Q
period 2016-06-30
ZAFGEN, INC.
filed 2016-08-05
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, there were 27,329,233 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment of severe and complicated types of obesity;

•	our ability to successfully complete a Phase 1 clinical trial of ZGN-1061, and successfully advance ZGN-1061 into later-stage clinical trials;

•	our ability to advance ZGN-839 into clinical development and successfully complete clinical trials of ZGN-839;

•	our ability to maintain the focus of the organization in light of our recent corporate refocusing, and to minimize turnover within the organization, particularly in light of our reduction in force in July 2016;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Zafgen, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$20,026	$35,595
Marketable securities	130,442	149,484
Tax incentive receivable	1,350	1,323
Prepaid expenses and other current assets	1,334	1,708

Total current assets	153,152	188,110
Tax incentive receivable	331	—
Property and equipment, net	1,256	902
Other assets	87	94

Total assets	$154,826	$189,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,581	$7,495
Accrued expenses	4,976	6,112
Notes payable, current	3,057	2,936

Total current liabilities	10,614	16,543
Notes payable, net of discount, long-term	1,973	3,453

Total liabilities	12,587	19,996

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2016 and December 31, 2015; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 27,272,261 and 27,242,503 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	354,661	348,961
Accumulated deficit	(212,435)	(179,671)
Accumulated other comprehensive loss	(14)	(207)

Total stockholders’ equity	142,239	169,110

Total liabilities and stockholders’ equity	$154,826	$189,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	10,163	12,526	22,660	22,741
General and administrative	4,899	5,084	10,259	8,109

Total operating expenses	15,062	17,610	32,919	30,850

Loss from operations	(15,062)	(17,610)	(32,919)	(30,850)

Other income (expense):
Interest income	225	63	434	102
Interest expense	(140)	(213)	(300)	(426)
Foreign currency transaction gains (losses), net	(51)	4	21	(54)

Total other income (expense), net	34	(146)	155	(378)

Net loss	$(15,028)	$(17,756)	$(32,764)	$(31,228)

Net loss per share, basic and diluted	$(0.55)	$(0.66)	$(1.20)	$(1.19)

Weighted average common shares outstanding, basic and diluted	27,272,225	27,011,960	27,267,830	26,316,619

Comprehensive loss:
Net loss	$(15,028)	$(17,756)	$(32,764)	$(31,228)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(15)	(21)	193	(25)

Total other comprehensive gain (loss)	(15)	(21)	193	(25)

Total comprehensive loss	$(15,043)	$(17,777)	$(32,571)	$(31,253)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,764)	$(31,228)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,610	2,996
Non-cash interest expense	24	33
Depreciation expense	102	14
Unrealized foreign currency transaction (gains) losses	(108)	38
Premium on marketable securities, net	(233)	(675)
Amortization of premium on marketable securities	715	377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	374	202
Tax incentive receivable	(250)	(687)
Accounts payable	(4,710)	2,014
Accrued expenses	(1,039)	1,442

Net cash used in operating activities	(32,279)	(25,474)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	88,660	79,717
Purchases of marketable securities	(69,907)	(158,632)
Purchases of property and equipment	(660)	(150)

Net cash provided by (used in) investing activities	18,093	(79,065)

Cash flows from financing activities:
Repayments of notes payable	(1,438)	—
Proceeds from exercise of common stock options and employee stock purchase plan	55	438
Proceeds from public offerings, net of commissions and underwriting discounts	—	130,044
Payments of public offering costs	—	(473)

Net cash (used in) provided by financing activities	(1,383)	130,009

Net (decrease) increase in cash and cash equivalents	(15,569)	25,470
Cash and cash equivalents at beginning of period	35,595	58,103

Cash and cash equivalents at end of period	$20,026	$83,573

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$204	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$224	$304

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. The Company is focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. The Company has pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. The Company’s lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of severe and complicated types of obesity. The Company is also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital.

On July 19, 2016, the Company announced that it was refocusing its resources on the development of ZGN-1061 and suspending further development of beloranib, an earlier generation MetAP2 inhibitor, that it had been developing as a treatment for obesity and hyperphagia in Prader-Willi syndrome, or PWS, and for hypothalamic injury associated obesity, or HIAO. The beloranib Investigational New Drug application, or IND, was placed on full clinical hold in December 2015 by the FDA, as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in the Company’s clinical trials. To address the full clinical hold, the Company held a Type A meeting with the FDA in June 2016 to discuss the clinical and pre-clinical data for beloranib, as well as a proposed risk mitigation strategy for beloranib in PWS. Following its discussions with the FDA, a comprehensive review of the Company’s assets and clinical programs, and review of other considerations, the Company determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061. In connection with its corporate refocusing, the Company also announced that its workforce is being reduced by approximately 34%, to a total of 31 employees, by December 2016.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2016 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2016 and 2015 have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

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

The Company excluded the following common stock equivalents, outstanding as of June 30, 2016 and 2015, from the computation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of June 30,
	2016	2015
Options to purchase common stock	3,976,995	2,500,741
Unvested restricted common stock units	9,955	2,903

	3,986,950	2,503,644

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

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2016 and December 31, 2015, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$13,909	$13,909	$—	$—

Total cash equivalents	13,909	13,909	—	—

Marketable securities:
Corporate bonds	95,959	—	95,959	—
Commercial paper	25,194	—	25,194	—
U.S. government securities	9,289	—	9,289	—

Total marketable securities	130,442	—	130,442	—

Total cash equivalents and marketable securities	$144,351	$13,909	$130,442	$—

	December 31, 2015
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$13,231	$13,231	$—	$—
U.S. government securities	4,999	—	4,999	—
Commercial paper	4,697	—	4,697	—
Corporate bonds	3,000	—	3,000	—

Total cash equivalents	25,927	13,231	12,696	—

Marketable securities:
Corporate bonds	125,516	—	125,516	—
Commercial paper	19,468	—	19,468	—
U.S. government securities	4,500	—	4,500	—

Total marketable securities	149,484	—	149,484	—

Total cash equivalents and marketable securities	$175,411	$13,231	$162,180	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$94,651	$19	$(33)	$94,637
Corporate bonds (due after 1 year through 2 years)	1,317	5	—	1,322
Commercial paper (due within 1 year)	25,199	1	(6)	25,194
U.S. government securities (due within 1 year)	9,289	—	—	9,289

	$130,456	$25	$(39)	$130,442

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$112,825	$1	$(166)	$112,660
Corporate bonds (due after 1 year through 2 years)	12,884	3	(31)	12,856
Commercial paper (due within 1 year)	19,478	—	(10)	19,468
U.S. government securities (due within 1 year)	4,500	—	—	4,500

	$149,687	$4	$(207)	$149,484

4. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued research and development expenses	$3,082	$3,727
Accrued payroll and related expenses	1,299	1,802
Accrued professional fees	484	422
Accrued other	111	161

	$4,976	$6,112

5. Notes Payable

The Company has outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, entered into in March 2014. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the 2014 Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions. As of June 30, 2016 and December 31, 2015, notes payable consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Notes payable	$4,680	$6,119
Less: current portion	(3,057)	(2,936)

Notes payable, net of current portion	1,623	3,183
Debt discount, net of accretion	(20)	(36)
Accretion related to final payment	370	306

Notes payable, net of discount, long term	$1,973	$3,453

As of June 30, 2016, the estimated future principal payments due are as follows:

Years Ending December 31,
(in thousands)
2016 (July to December)	$1,497
2017	3,183

Total	$4,680

During the three months ended June 30, 2016 and 2015, the Company recognized $0.1 million and $0.2 million, respectively, of interest expense related to the 2014 Credit Facility. During the six months ended June 30, 2016 and 2015, the Company recognized $0.3 million and $0.4 million, respectively, of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the outstanding debt under the 2014 Credit Facility is approximately 10.8%.

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

7. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan, or the 2014 Stock Option Plan, and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of June 30, 2016, 1,270,303 shares are available for grant under the 2014 Stock Option Plan, including 1,089,700 shares automatically added to the 2014 Stock Option Plan on January 1, 2016 as a result of a provision in the 2014 Stock Option Plan.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$1,002	$738	$1,830	$1,142
General and administrative	1,852	1,201	3,780	1,854

	$2,854	$1,939	$5,610	$2,996

As of June 30, 2016, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 9,590 shares of common stock.

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

Future minimum lease payments for its operating leases as of June 30, 2016 were as follows:

Years Ending December 31,
(in thousands)
2016 (July - December)	$219
2017	300
2018	106
2019	82

$707

During the three months ended June 30, 2016 and 2015, the Company recognized $0.1 million of rental expense related to office space. During the six months ended June 30, 2016 and 2015, the Company recognized $0.2 million and $0.1 million, respectively, of rental expense related to office space.

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

As of June 30, 2016, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug Application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three and six months ended June 30, 2016 or 2015. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2016, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of management team and the Board of Directors of the Company, or Board of Directors, that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2016.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of June 30, 2016.

9. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended June 30, 2016 and 2015, the Company recognized less than $0.1 million of expense related to its contributions to the plan. During the six months ended June 30, 2016 and 2015, the Company recognized $0.1 million of expense related to its contributions to the plan.

10. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the three months ended June 30, 2016 and 2015, $0.2 million and $0.4 million, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, $0.3 million and $0.7 million, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended June 30, 2016 and 2015, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of less than $0.1 million related to this tax incentive receivable. For the six months ended June 30, 2016 and 2015, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of less than $0.1 million and unrealized foreign currency exchange losses of less than $0.1 million, respectively, related to this tax incentive receivable. As of June 30, 2016 and December 31, 2015, the Company’s tax incentive receivable from the Australian government was $1.7 million and $1.3 million, respectively.

11. Subsequent Event

On July 19, 2016, the Company announced that following a comprehensive review of its assets and clinical programs, as well as feedback from regulatory authorities, the Company is refocusing its resources on development of a differentiated second-generation MetAP2 inhibitor, ZGN-1061. As part of the strategic restructuring, the Company has reorganized its operations to align with its new priorities focused on ZGN-1061 development. The Company’s workforce is being reduced by approximately 34%, to a total of 31 employees, by December 2016. The Company estimates there will be one-time charges related to the restructuring of approximately $2.4 million, the majority of which will be incurred in the third quarter of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by obesity and complex metabolic disorders. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of severe and complicated types of obesity. We are also developing ZGN-839, a liver-targeted MetAP2 inhibitor, for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity. We are currently screening patients to initiate a Phase 1 clinical trial evaluating ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of weight loss efficacy over four weeks of treatment, and currently expect Phase 1 clinical data by the end of the first quarter of 2017. ZGN-839 is still in pre-clinical development. In January 2016, we withdrew the ZGN-839 Investigational New Drug application, or IND, that we had previously submitted to the U.S. Food and Drug Administration, or FDA, in order to further support the submission package with additional pre-clinical and clinical data requested by the FDA.

On July 19, 2016, we announced that we were refocusing our resources on the development of ZGN-1061 and suspending further development of beloranib, an earlier generation MetAP2 inhibitor, that we had been developing as a treatment for obesity and hyperphagia in Prader-Willi syndrome, or PWS, and for hypothalamic injury associated obesity, or HIAO. The IND for beloranib was placed on full clinical hold in December 2015 by the FDA, as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials. To address the full clinical hold, we held a Type A meeting with the FDA in June 2016 to discuss the clinical and pre-clinical data for beloranib, as well as a proposed risk mitigation strategy for beloranib in PWS. Following our discussions with the FDA, a comprehensive review of our assets and clinical programs, and review of other considerations, we determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061. In connection with our corporate refocusing, we also announced that our workforce is being reduced by approximately 34%, to a total of 31 employees, by December 2016.

Obesity is a complex medical disorder involving appetite dysregulation and altered lipid and energy metabolism that results in excessive accumulation of fat tissue. ZGN-1061 acts through potent inhibition of MetAP2, an enzyme that modulates the activity of key cellular processes that control metabolism. MetAP2 inhibitors work, at least in part, by directing MetAP2 binding to cellular stress and growth factor mediators, thereby reducing the tone of signals that drive lipid synthesis by the liver and fat storage throughout the body. In this manner, MetAP2 inhibition serves the purpose of re-establishing balance to the ways the body stores and metabolizes fat and glucose. MetAP2 inhibitors reduce the production of new fatty acid molecules by the liver and help convert stored fats into useful energy, while reducing hunger. In the setting of type 2 diabetes, these processes lead to improvement of glycemic control.

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting pre-clinical safety concerns observed with beloranib, including teratogenicity and effects on testicular function. To date, the compound has similar efficacy, potency, and range of activity in animal models of obesity as beloranib, but displays highly differentiated properties and improved safety margins in pre-clinical studies, supporting the value of the compound as a more highly optimized MetAP2 inhibitor.

Since our inception in November 2005, we have devoted substantially all of our resources to developing beloranib, ZGN-1061, and ZGN-839, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for such operations. Prior to our initial public offering, or IPO, in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $212.4 million as of June 30, 2016. Our net loss was $32.8 million for the six months ended June 30, 2016 and $74.3 million for the year ended December 31, 2015. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	advance the development of ZGN-1061 through a Phase 1 clinical trial and if successful, later-stage clinical trials;

•	advance ZGN-839 into clinical development and successfully complete clinical trials of ZGN-839;

•	seek to identify additional indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. See “—Liquidity and Capital Resources.”

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

We have been developing ZGN-1061 and ZGN-839, and until July 2016, beloranib, and typically use our employee, consultant and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease for the remainder of 2016.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property. We expect that general and administrative expenses will remain reasonably consistent for the remainder of 2016.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

Research and development expenses

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	—	$—

Operating expenses:
Research and development	10,163	12,526	(2,363)
General and administrative	4,899	5,084	(185)

Total operating expenses	15,062	17,610	(2,548)

Loss from operations	(15,062)	(17,610)	2,548

Other income (expense):
Interest income	225	63	162
Interest expense	(140)	(213)	73
Foreign currency transaction gains (losses), net	(51)	4	(55)

Total other income (expense), net	34	(146)	180

Net loss	$(15,028)	$(17,756)	$2,728

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$1,304	$2,329	$(1,025)
Clinical trials and related	1,965	4,646	(2,681)

Subtotal	3,269	6,975	(3,706)
ZGN-839	377	943	(566)
Second-generation MetAP2 inhibitors, including ZGN-1061	1,446	1,234	212

Subtotal	5,092	9,152	(4,060)

Unallocated expenses:
Personnel related	2,238	1,497	741
Non-cash stock-based compensation	1,002	738	264
Consultants	1,291	828	463
Other	540	311	229

Subtotal	5,071	3,374	1,697

Total research and development expenses	$10,163	$12,526	$(2,363)

Research and development expenses for the three months ended June 30, 2016 decreased $2.4 million compared to the three months ended June 30, 2015. The decrease was primarily due to a $3.7 million decrease in our beloranib program, and a decrease of $0.6 million associated with our ZGN-839 program, partially offset by increased costs of $1.7 million associated with our unallocated expenses and $0.2 million associated with our work on ZGN-1061 and other second-generation MetAP2 inhibitors. Of the decrease in our beloranib program, clinical trials and related expenses for beloranib decreased by $2.7 million period over period as a result of the timing of our clinical trials in 2016 and 2015. During the three months ended June 30, 2016, our Phase 2b trial in patients with severe obesity complicated by type 2 diabetes trial was closing as we reported top-line clinical data from this and our U.S. Phase 3 trial in patients with PWS in the first quarter of 2016. Prior to the FDA placing the IND for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these clinical trials in October 2015. Safety visits were still being conducted in patients in our Phase 3 clinical trial during the three months ended June 30, 2016. During the three months ended June 30, 2015, both of the clinical trials noted above were ongoing and enrolling and dosing patients. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $0.2 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in ZGN-839 costs is due to the withdrawal of our IND in January 2016 in order to generate data from additional pre-clinical studies requested by the FDA.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $0.7 million, non-cash stock-based compensation expense of $0.3 million, $0.5 million in consultants and $0.2 million in other costs. Personnel related and non-cash stock-based compensation expense increases resulted primarily from an increase in hiring. During the second half of 2015, and the first quarter of 2016, we hired eight and three new employees in research and development, respectively. Non-cash stock-based compensation expense was also impacted by an increase in the annual stock option grant to employees during 2016. Consultants have increased primarily related to our ZGN-1061 program as ZGN-1061 will be in the clinic in the second half of 2016. Other unallocated expenses are also driven by the increase in new hires, primarily travel expenses and facilities expenses.

Costs related to our ZGN-1061 program increased during the 2016 period as a result of our increased focus on ZGN-1061, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. During the 2015 period, we were working with a number of second-generation MetAP2 inhibitors and had not yet identified ZGN-1061 as our lead second-generation molecule.

General and administrative expenses

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related	$1,039	$968	$71
Non-cash stock-based compensation	1,852	1,201	651
Professional fees	1,497	2,331	(834)
Travel and other	511	584	(73)

Total general and administrative expenses	$4,899	$5,084	$(185)

General and administrative expenses for the three months ended June 30, 2016 decreased $0.2 million compared to the three months ended June 30, 2015. Professional fees decreased $0.8 million, primarily due to the fact that we were not working on branding and commercial-readiness related to PWS as the beloranib IND was on full clinical hold during the 2016 period. These decreases were partially offset by increased non-cash stock-based compensation expense of $0.7 million due to granting additional stock-based awards to new hires and existing employees. Personnel related costs increased period over period primarily due to hiring additional employees, as three new employees were hired in general and administrative roles in the second half of 2015. The increases in personnel related costs for new employees were partially offset by a release of the bonus accrual for executives and employees that are a part of the reduction in force announced in July 2016.

Other income (expense), net

Interest expense. Interest expense for the three months ended June 30, 2016 and 2015 of $0.1 million and $0.2 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction losses of $0.1 million for the three months ended June 30, 2016 and foreign currency transaction gains of less than $0.1 million for the three months ended June 30, 2015. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	—	$—

Operating expenses:
Research and development	22,660	22,741	(81)
General and administrative	10,259	8,109	2,150

Total operating expenses	32,919	30,850	2,069

Loss from operations	(32,919)	(30,850)	(2,069)

Other income (expense):
Interest income	434	102	332
Interest expense	(300)	(426)	126
Foreign currency transaction gains (losses), net	21	(54)	75

Total other income (expense), net	155	(378)	533

Net loss	$(32,764)	$(31,228)	$(1,536)

Research and development expenses

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$3,665	$4,859	$(1,194)
Clinical trials and related	5,704	7,911	(2,207)

Subtotal	9,369	12,770	(3,401)
ZGN-839	726	1,751	(1,025)
Second-generation MetAP2 inhibitors, including ZGN-1061	2,490	2,409	81
Discovery and screening	265	—	265

Subtotal	12,850	16,930	(4,080)

Unallocated expenses:
Personnel related	4,446	2,689	1,757
Non-cash stock-based compensation	1,830	1,142	688
Consultants	2,478	1,407	1,071
Other	1,056	573	483

Subtotal	9,810	5,811	3,999

Total research and development expenses	$22,660	$22,741	$(81)

Research and development expenses for the six months ended June 30, 2016 decreased $0.1 million compared to the six months ended June 30, 2015. The decrease was primarily due to a $3.4 million decrease in our beloranib program, and a decrease of $1.0 million associated with our ZGN-839 program, partially offset by increased costs of $4.0 million associated with our unallocated expenses. Of the decrease in our beloranib program, clinical trials and related expenses for beloranib decreased by $2.2 million period over period as a result of the timing of our clinical trials in 2016 and 2015. During the six months ended June 30, 2016, we reported top-line clinical data from our

Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS. Prior to the FDA placing the IND for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these trials in October 2015. During the six months ended June 30, 2015, both of the trials noted above were ongoing and enrolling and dosing patients. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $0.3 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in pre-clinical and manufacturing of $1.2 million period over period is due to the fact that the beloranib IND was on full clinical hold during 2016. The decrease in ZGN-839 costs of $1.0 million period over period is due to the withdrawal of our IND in January 2016 in order to generate data from additional pre-clinical studies requested by the FDA.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $1.8 million, $1.1 million in consultants, non-cash stock-based compensation expense of $0.7 million and $0.5 million in other costs. Personnel related and non-cash stock-based compensation expense increases resulted primarily from an increase in hiring. During the second half of 2015, and the first quarter of 2016, we hired eight and three new employees in research and development, respectively. Non-cash stock-based compensation expense was also impacted by an increase in the annual stock option grant to employees during 2016. Other unallocated expenses were also driven by the increase in new hires, travel expenses and facilities expenses.

While costs associated with our second-generation MetAP2 inhibitors, including ZGN-1061 were consistent during the 2016 and 2015 periods, the work in 2016 was specific to ZGN-1061, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. During the 2015 period, we were working with a number of second-generation MetAP2 inhibitors and had not yet identified ZGN-1061 as our lead second-generation molecule.

General and administrative expenses

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related	$2,061	$1,790	$271
Non-cash stock-based compensation	3,780	1,854	1,926
Professional fees	3,284	3,395	(111)
Travel and other	1,134	1,070	64

Total general and administrative expenses	$10,259	$8,109	$2,150

General and administrative expenses for the six months ended June 30, 2016 increased $2.1 million compared to the six months ended June 30, 2015. The increase was primarily due to increased non-cash stock-based compensation expense of $1.9 million and increased personnel related costs of $0.3 million. The increase in non-cash stock-based compensation expense was due to granting additional stock-based awards to new hires and existing employees. We had our second annual stock option grant in late March 2016. Personnel related costs increased period over period primarily due to hiring additional employees. During the second half of 2015, we hired three new employees in general and administrative roles. These increases in personnel costs were partially offset by a reversal of part of the 2015 bonus expense of $0.3 million in the six months ended June 30, 2016, as the bonus for 2015 was approved in late March 2016.

Other income (expense), net

Interest expense. Interest expense for the six months ended June 30, 2016 and 2015 of $0.3 million and $0.4 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.4 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of less than $0.1 million for the six months ended June 30, 2016 and foreign currency transaction losses of less than $0.1 million for the six months ended June 30, 2015. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and marketable securities totaling $150.5 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of June 30, 2016, we had an accumulated deficit of $212.4 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(32,279)	$(25,474)
Cash provided by (used in) investing activities	18,093	(79,065)
Cash (used in) provided by financing activities	(1,383)	130,009

Net (decrease) increase in cash and cash equivalents	$(15,569)	$25,470

Net cash used in operating activities

During the six months ended June 30, 2016, operating activities used $32.3 million of cash, resulting from our net loss of $32.8 million and changes in our operating assets and liabilities of $5.6 million, partially offset by non-cash charges of $6.1 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, our ZGN-1061 program, and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the six months ended June

30, 2016, consisted primarily of stock-based compensation expense of $5.6 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2016, consisted primarily of a $5.7 million decrease in accounts payable and accrued expenses and a $0.3 million increase in our tax incentive receivable, partially offset by a $0.4 million decrease in prepaid expenses and other current assets.

During the six months ended June 30, 2015, operating activities used $25.5 million of cash, primarily resulting from our net loss of $31.2 million, partially offset by cash provided by changes in our operating assets and liabilities of $2.9 million and non-cash charges of $2.8 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, our ZGN-839 program, our second-generation MetAP2 inhibitor program, including ZGN-1061, and our general and administrative expenses, as we had no revenue in the period. Our net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted primarily of a $3.5 million increase in accounts payable and accrued expenses, partially offset by a $0.7 million increase in our research and development tax incentive receivable from the Australian government. Our net non-cash charges during the six months ended June 30, 2015 consisted primarily of stock-based compensation expense of $3.0 million.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2016, investing activities provided $18.1 million of cash resulting from proceeds from sales and maturities of marketable securities of $88.7 million, offset by the use of cash for purchases of marketable securities of $69.9 million and purchases of property and equipment of $0.7 million.

During the six months ended June 30, 2015, we used $158.6 million to purchase marketable securities, which was partially offset by proceeds from the maturities of marketable securities of $79.7 million. During the six months ended June 30, 2015, we used a small amount of cash for the purchases of property and equipment.

Net cash (used in) provided by financing activities

During the six months ended June 30, 2016, financing activities used $1.4 million for payments related to our notes payable, partially offset by $0.1 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the six months ended June 30, 2015, net cash provided by financing activities was $130.0 million primarily as a result of proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions, partially offset by payments of $0.5 million of offering costs related to the follow-on offering.

Operating Capital Requirements

ZGN-1061 is only in Phase 1 clinical development and ZGN-839 is in pre-clinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we:

•	advance the development of ZGN-1061 through a Phase 1 clinical trial and if successful, later-stage clinical trials;

•	advance ZGN-839 into clinical development and successfully complete clinical trials of ZGN-839;

•	seek to identify additional indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash and cash equivalents and marketable securities as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061 and ZGN-839 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 and ZGN-839 will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs of ZGN-1061 or ZGN-839 or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market ZGN-1061 or ZGN-839 that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, as filed with the SEC on May 10, 2016.

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

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2015.

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

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of June 30, 2016 consisted of cash, government securities, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of June 30, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.2 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statement of operations. Net foreign currency transaction gains of less than $0.1 million and net foreign currency transaction losses of less than $0.1 million were recorded for the six months ended June 30, 2016 and 2015, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of June 30, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the six months ended June 30, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of June 30, 2016. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend almost entirely on the success of one product candidate, ZGN-1061, which is currently in Phase 1 clinical development. We cannot be certain that we will be able to obtain regulatory approval for ZGN-1061, or successfully commercialize ZGN-1061 if approved.

We currently have only one product candidate, ZGN-1061, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. ZGN-1061 is currently in Phase 1 clinical development. Because our business is almost entirely dependent upon this one product candidate, any setback in our pursuit of regulatory approval for ZGN-1061 would have a material adverse effect on our business and prospects. Our other product candidate, ZGN-839, is still in pre-clinical development. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Furthermore, we are not permitted to market ZGN-1061 in the United States until we receive approval of a New Drug application, or NDA, from the U.S. Food and Drug Administration, or FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. We expect that the FDA will require us to complete two Phase 3 clinical trials prior to submitting an NDA for ZGN-1061 as a treatment for conditions such as obesity or type 2 diabetes, and may require that we conduct a cardiovascular outcomes trial which may include over 10,000 patients and last over the course of multiple years. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials for a one-year duration. However, meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. Accordingly, obtaining approval of an NDA or Marking Authorisation Application, or MAA, is a complex, lengthy, expensive and uncertain process.

The FDA and certain European regulatory authorities may delay, limit or deny approval of ZGN-1061 for many reasons, including, among others:

•	we may not be able to demonstrate that ZGN-1061 is safe and effective to the satisfaction of the FDA and the European Medicines Agency, or EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or pre-clinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of ZGN-1061;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that ZGN-1061’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA could require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements that limit the promotion, advertising, distribution, or sales of ZGN-1061;

•	the FDA and EMA may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain and/or maintain regulatory approval for and successfully market ZGN-1061. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that ZGN-1061 or any other of our product candidates will be successfully developed or commercialized.

We are focused on developing MetAP2 inhibitors as treatments for obesity and a variety of complex metabolic diseases, but we may be unable to dissociate effects of MetAP2 inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of beloranib which may adversely affect our ability to obtain regulatory approvals and commercialize our product candidates.

Our lead product candidate, ZGN-1061, is a MetAP2 inhibitor currently being profiled for its utility in the treatment of severe and complicated types of obesity. Our previous product candidate, beloranib, was a MetAP2 inhibitor focused on treatment of obesity and hyperphagia in patients with PWS, and HIAO. The Investigational New Drug application, or IND, for beloranib was placed on full clinical hold in December 2015 by the FDA as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to placebo in our clinical trials. In July 2016, we announced that we were suspending development of beloranib as we had determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061.

Although our pre-clinical animal studies to date suggest that ZGN-1061 has a reduced potential to impact thrombosis and an improved safety margin compared to beloranib, we are working to better understand the impact of MetAP2 inhibitor treatment on thrombotic activity more broadly. In addition to our lead product candidate, ZGN-1061, a MetAP2 inhibitor, we are developing ZGN-839, a liver-targeted MetAP2 inhibitor for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity. If a relationship between thrombotic events and our MetAP2 inhibitors is established at therapeutically relevant exposures, we may not be able to obtain regulatory approvals and commercialize our product candidates such as ZGN-1061 and ZGN-839.

Favorable results from pre-clinical studies of ZGN-1061 to date are not necessarily predictive of the results of longer-term pre-clinical studies or clinical trials of ZGN-1061. Given the thrombosis findings in humans treated with beloranib, development costs for ZGN-1061 may be higher and we may be unable to successfully develop, obtain regulatory approval for and commercialize ZGN-1061.

Favorable results from our pre-clinical studies of ZGN-1061 may not necessarily be predictive of the results from clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar efficacy in mouse and rat models of obesity compared to beloranib. Toxicology studies in rats, rabbits and dogs have shown that ZGN-1061 is not exhibiting any testicular safety signals and has a vastly improved therapeutic safety margin for embryofetal safety compared to beloranib which showed testicular toxicity with a very low therapeutic margin and no margin for embryofetal toxicity. However, we can provide no assurance that the results of this pre-clinical development program will be replicated in clinical trials of ZGN-1061. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical and early-stage development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidate, beloranib, after achieving positive results in pre-clinical and early stage development, and we cannot be certain that we will not face similar setbacks in our development of ZGN-1061. The setbacks in later-stage clinical development have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or ununderstood adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our clinical trials of ZGN-1061, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with beloranib versus placebo include diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), amongst others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events as we saw with beloranib and therefore, we will study many of these parameters in pre-clinical and clinical development for ZGN-1061.

Further, if ZGN-1061 receives marketing approval and we or others identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may request that we withdraw the product from the market or may limit their approval of the product through labeling or other means;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a precaution;

•	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;

•	we may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Failures or delays in the commencement or completion of our planned clinical trials of ZGN-1061 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

ZGN-1061 is currently in Phase 1 clinical development and will require substantial further clinical development before we can submit an NDA to the FDA or an MAA to the EMA for its marketing approval.

Despite the guidance we may receive from the FDA and EMA, both of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe may deny permission to pursue clinical trials and/or indications we want to initiate;

•	delays in regulatory filings or receiving regulatory approvals or additional INDs, or clinical trial applications, or CTAs, that may be required;

•	unfavorable results from our ongoing pre-clinical and /or non-clinical studies, or the FDA or EMA may require additional pre-clinical and /or non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States or the European Union;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;

•	the FDA or EMA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	reports from pre-clinical, non-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest.

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

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials of ZGN-1061 may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program or the FDA or EMA may impose additional clinical trial and/or pre-clinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, but this guidance may be revised in the near future. In March 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met to discuss possible changes to how the FDA evaluates the cardiovascular safety of weight-management drugs and although new guidance has not been issued yet it may occur any time. Amendments to our clinical trial protocols would require resubmission to the FDA or EMA, as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or pre-clinical studies, the commercial prospects for ZGN-1061 may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct any future clinical trials for ZGN-1061. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to develop and obtain regulatory approval for or commercialize ZGN-1061 and our business could be substantially harmed.

We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for execution of clinical trials for ZGN-1061 and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;

•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;

•	undergo changes in priorities or become financially distressed; or

•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with requirements for Good Clinical Practice, or cGCPs, which are legal requirements enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites, IRBs, ethics committees, and other vendors that may be involved in the clinical development of new products. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMPs’ regulations, to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, up to and including, civil and criminal penalties.

Although we do design our clinical trials for ZGN-1061, CROs conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of ZGN-1061 may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs devote to our program or ZGN-1061. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize ZGN-1061. As a result, our financial results and the commercial prospects for ZGN-1061 in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for ZGN-1061, and we intend to rely on third parties to produce commercial supplies of ZGN-1061 and pre-clinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of ZGN-1061, or any future product candidates, for use in the conduct of our pre-clinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our CMOs to manufacture the active drug substance and final drug product must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

We do not control the manufacturing process of, and are completely dependent on, our CMOs to comply with cGMPs for manufacture of active drug substance and finished drug products. If our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or applicable foreign regulatory agencies, the CMOs will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. While we manage our quality expectations through an audit program for our vendors and suppliers, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, our CMOs are engaged with third party vendors to supply and/or manufacture starting materials or components for them, which exposes our CMOs to regulatory risks for the production of such materials and components. As a result, failure to satisfy the regulatory requirements for the production of those materials and components may affect the regulatory clearance of our CMOs’ facilities generally. If the FDA or an applicable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates.

We rely completely on third-party suppliers to manufacture our pre-clinical and clinical drug supplies for ZGN-1061. Currently each batch of ZGN-1061 is individually contracted under a work order, which is governed by a quality and service agreement. The current drug substance manufacturing process will support pre-clinical studies and early clinical trials and will be further optimized to support advanced clinical development and commercialization. Current drug substance in inventory is expected to support Phase 1 clinical development and initiate Phase 2 clinical trials. The current drug product formulation has limited shelf life and is designed to support Phase 1 clinical development. A new formulation with longer shelf life is currently in development to support Phase 2 clinical development and cGMP production of this formulation will commence thereafter.

Even if we receive marketing approval for ZGN-1061 in the United States, we may never receive regulatory approval to market ZGN-1061 outside of the United States.

We intend to pursue marketing approval of ZGN-1061 in the United States, the European Union and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or pre-clinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market ZGN-1061 in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even if we receive marketing approval for ZGN-1061, it may not achieve broad market acceptance, which would limit the revenue that we generate from its sales.

The commercial success of ZGN-1061, if developed and approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of ZGN-1061 among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of ZGN-1061, if approved, will depend on a number of factors, including, among others:

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of ZGN-1061;

•	the prevalence and severity of any adverse side effects associated with ZGN-1061;

•	limitations or warnings contained in the labeling approved for ZGN-1061 by the FDA, EMA, or other regulatory authorities, such as a “black box” warning;

•	availability of alternative treatments, including a number of competitive obesity therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of ZGN-1061 through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

•	the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of ZGN-1061.

If ZGN-1061 is approved but does not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue from ZGN-1061 to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that, in addition to treating obesity in patients, ZGN-1061 also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of ZGN-1061 may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell ZGN-1061, we may not be able to generate any revenue.

We do not currently have an established infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market ZGN-1061, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we receive marketing approval for ZGN-1061, we may still face future development and regulatory difficulties.

Even if we receive marketing approval for ZGN-1061, regulatory authorities may still impose significant restrictions on ZGN-1061’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. ZGN-1061 will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage and promotion of the product and recordkeeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Additionally, the FDA may require a PMS and/or PMRs, that could represent and result in additional restrictions and/or limitations for the product.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with ZGN-1061, such as adverse events of unanticipated severity or frequency, or problems with the facility where ZGN-1061 is manufactured, a regulatory agency may impose restrictions on ZGN-1061, the manufacturer or us, including requiring withdrawal of ZGN-1061 from the market or suspension of manufacturing. If we or the manufacturing facilities for ZGN-1061 fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Competing technologies could emerge, including devices and surgical procedures, adversely affecting our opportunity to generate revenue from the sale of ZGN-1061.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make ZGN-1061 obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to ZGN-1061. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Potential competitors in the obesity market include bariatric service providers, and other potential approaches which utilize various implantable devices or surgical tools that have been cleared by the FDA, such as EnteroMedics Inc.’s VBlock Therapy, or that are in development by companies such as Allergan, Inc., BAROnova, Inc., Boston Scientific Corporation, GI Dynamics, Inc., Gelesis, Neurosearch A/S, Johnson & Johnson and Medtronic, Inc. In addition, if pursued for treatment of obese and overweight patients in the presence of at least one co-morbid condition, ZGN-1061 will compete with Xenical (orlistat, Roche Group; also available over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline as Alli), Qsymia (phentermine/topiramate, Vivus Inc.), Belviq (lorcaserin, Eisai), Contrave (naltrexone/bupropion, Takeda Pharmaceuticals U.S.A., Inc. and Orexigen Therapeutics, Inc.), Saxenda (liraglutide, Novo Nordisk) and several older agents indicated for short-term administration, including phentermine, phendimetrazine, benzphetamine and diethylpropion. If we were to develop ZGN-1061 for other indications, such as type 2 diabetes, we would have additional competitors to consider.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize ZGN-1061 in foreign markets for which we may rely on collaborations with third parties. If we commercialize ZGN-1061 in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for ZGN-1061 in foreign markets;

•	our inability to directly control commercial activities because we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of ZGN-1061 could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of ZGN-1061, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZGN-1061, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ZGN-1061, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for ZGN-1061, physicians may nevertheless prescribe ZGN-1061 to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and required that they enter into corporate integrity agreements with the Office of Inspector General of the Department of Health and Human Services, or OIG. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of ZGN-1061, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if approved, reimbursement policies could limit our ability to sell ZGN-1061.

If approved by regulatory authorities, market acceptance and sales of ZGN-1061 will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for ZGN-1061 and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, ZGN-1061. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize ZGN-1061.

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of ZGN-1061 with other available therapies. If reimbursement for ZGN-1061 is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Our development programs for our product candidates, including ZGN-1061 and ZGN-839, may require substantial financial resources and may ultimately be unsuccessful.

Our lead product candidate ZGN-1061 is in Phase 1 clinical development, and ZGN-839 is in pre-clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence clinical trials of ZGN-839 or later-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We believe that our cash balance is sufficient to fund operations for at least the next 18 months, but we may need to raise more funds to continue development and commercialization of ZGN-1061 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

Risks Relating to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect ZGN-1061, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our owned patent application relates to compositions of matter and methods of treating obesity using ZGN-1061.

As of July 31, 2016, we own one U.S. provisional patent application that relates to ZGN-1061.

As of July 31, 2016, we own eleven issued U.S. patents, and 14 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors. Of these, one issued U.S. patent and two pending U.S. patent applications with pending foreign counterpart patents and patent applications and two U.S. provisional patent applications, relate to our early-stage product candidate ZGN-839.

We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect ZGN-1061 and our other product candidates. Other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize ZGN-1061 and our other product candidates.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. If these developments were to occur, they could have a material adverse effect on our potential future sales.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering ZGN-1061 are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered ZGN-1061, our financial position and results of operations would also be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect ZGN-1061 or any other products or product candidates;

•	any of our pending patent applications will issue as patents;

•	we will be able to successfully develop and commercialize ZGN-1061, if approved, before our relevant patents expire;

•	we were the first to make the inventions covered by each of our patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe our patents;

•	any of our patents will be found to ultimately be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are separately patentable; or

•	that our commercial activities or products will not infringe upon the patents of others.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZGN-1061, if approved.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that ZGN-1061 or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing ZGN-1061.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease developing, selling or otherwise commercializing ZGN-1061;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•	in the case of trademark claims, redesign or rename the trademarks or trade names of our product candidates to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

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

We are dependent on licensed intellectual property for certain early-stage product candidates. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing such product candidates, if approved.

We have an exclusive license with Children’s Medical Center Corporation, pursuant to which we exclusively licensed certain patent rights relating to decreasing the growth of fat tissue on a worldwide basis. We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Current or future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, current or future licensors may decide to terminate our license at will. If successful, this could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

We have not yet registered trademarks for a commercial trade name for ZGN-1061 and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for ZGN-1061. Any future trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for ZGN-1061, our business may be materially harmed.

Depending upon the timing, duration and specifics of development and FDA marketing approval of ZGN-1061, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize ZGN-1061, which would materially adversely affect our business, financial condition and results of operations.

General Company-Related Risks

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In July 2016, our Board of Directors approved the suspension of further development of beloranib and a restructuring plan, pursuant to which our workforce is being reduced by approximately 34%, to a total of 31 employees, by December 2016. The reduction in force resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the reduction in force may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize ZGN-1061. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize ZGN-1061 successfully would be negatively affected.

Our future success depends on our ability to retain our executive officers, and particularly our current Chief Executive Officer and President, and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Thomas E. Hughes, our Chief Executive Officer and President. We have entered into a severance and change in control agreement with Dr. Hughes, but he may terminate his employment with us at any time. Although we do not have any reason to believe that we will lose the services of Dr. Hughes in the foreseeable future, the loss of his services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-man life insurance on Dr. Hughes.

Our success also depends upon the principal members of our executive, medical and development teams. We have entered into a severance and change in control agreement with our executive officers and department vice president level employees, but they may terminate their employment with us at any time. The loss of the services of any of these persons might impede the achievement of our development and commercialization objectives.

In July 2016, we announced the departure of our President, Patrick Loustau, and the resignation of our Chief Commercial Officer, Alicia Secor. We also implemented a reduction in force in connection with our restructuring plan following the suspension of further development of beloranib. With any change in leadership and reduction in force, there is a risk to retention of employees, including other members of senior management, as well as the potential for disruption to business operations, initiatives, plans and strategies.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to our standard non-compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the reduction in force and competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

The use of ZGN-1061 in clinical trials and the sale of ZGN-1061, if developed and approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with ZGN-1061. For example, we may be sued if any product we develop allegedly causes injury or death or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for ZGN-1061 or any future product candidates following marketing approval, if obtained;

•	damage to our reputation and exposure to adverse publicity;

•	increased FDA warnings on product labels;

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	loss of revenue; and

•	the inability to successfully commercialize ZGN-1061 or any future product candidates, if approved.

We maintain product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for ZGN-1061, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $42.5 million and $31.2 million, respectively, which begin to expire in 2026 and 2030, respectively. Included within these net operating loss carryforwards are amounts of $12.8 million and $10.6 million, respectively, that were attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital once they are realized in accordance with accounting for stock-based compensation awards. As of December 31, 2015, we also had available tax credit carryforwards for federal and state income tax purposes of $10.6 million and $1.5 million, respectively, which begin to expire in 2026 and 2021, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Our follow-on public offering, initial public offering, or IPO, private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our recent follow-on public offering, IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our ZGN-1061 development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for ZGN-1061 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of ZGN-1061 could be delayed.

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our weight loss platform. Although ZGN-1061 is currently in clinical development, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for beloranib, ZGN-1061 and ZGN-839. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

Since our inception and until recently, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO. In December 2015, the FDA put the beloranib IND on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $32.8 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $212.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061 and ZGN-839, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061 and pre-clinical development of ZGN-839, and of any other product candidates we may choose to pursue. In addition, if and when we obtain marketing approval for ZGN-1061, we will incur significant sales, marketing and outsourced manufacturing expenses. Now that we are a public company, we will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, ZGN-1061. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for ZGN-1061 in the indications we are pursuing;

•	commercialize ZGN-1061, if developed and approved, by developing a sales force or entering into collaborations with third parties; and

•	achieve market acceptance of ZGN-1061 in the medical community and with third-party payors.

Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs as we prepare to commercialize ZGN-1061. Even if we initiate and successfully complete our clinical trials of ZGN-1061, and ZGN-1061 is approved for commercial sale, and despite expending these costs, ZGN-1061 may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 in clinical trials. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061 or any of our other product candidates, as well as the progress we make in selling ZGN-1061 or any of our other product candidates, we may require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061 or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of June 30, 2016, our cash, cash equivalents and marketable securities were $150.5 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ZGN-1061, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price may fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2016 to June 30, 2016 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $10.04 to a low of $5.56 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from pre-clinical studies and clinical trials of ZGN-1061 and/or other product candidates;

•	the failure of the FDA or the EMA to approve ZGN-1061;

•	our ability to establish an adequate safety margin and profile for ZGN-1061, including risk of serious thromboembolic events;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other weight loss therapies;

•	regulatory or legal developments in the United States and other countries;

•	failure of ZGN-1061, if successfully developed and approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

As of June 30, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with Deerfield Mgmt., L.P., or Deerfield, investment funds affiliated with Foresite Capital, investment funds affiliate with Franklin Advisors Inc., and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 63.4% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have considerable discretion in the application of the net proceeds of our follow-on public offering. We intend to use the net proceeds to advance the clinical development of ZGN-1061, to continue the pre-clinical development of ZGN-839, and to fund new and ongoing research and development activities, working capital and other general corporate purposes, which may include funding for the hiring of personnel, capital expenditures, early commercialization activities, the costs of operating as a public company and potential business development activities. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

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

ZAFGEN, INC.

Date: August 5, 2016	By:	/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.
Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Patricia L. Allen Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Severance and Change in Control Agreement by and between the Registrant and Thomas E. Hughes, Ph.D. dated as of June 30, 2016

10.2*	Severance and Change in Control Agreement by and between the Registrant and Patrick Loustau dated as of June 30, 2016

10.3*	Severance and Change in Control Agreement by and between the Registrant and Alicia Secor dated as of June 30, 2016

10.4*	Severance and Change in Control Agreement by and between the Registrant and Patricia Allen dated as of June 30, 2016

10.5*	Severance and Change in Control Agreement by and between the Registrant and Dennis Kim, M.D., M.B.A. dated as of June 30, 2016

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.