Form 10-Q
period 2016-09-30
ZAFGEN, INC.
filed 2016-11-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 27,332,551 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment of metabolic diseases including type 2 diabetes and obesity;

•	our ability to successfully complete a Phase 1 clinical trial of ZGN-1061, and successfully advance ZGN-1061 into later-stage clinical trials;

•	our ability to maintain the focus of the organization in light of our recent corporate refocusing, and to minimize turnover within the organization, particularly in light of our workforce reduction in July 2016;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$24,861	$35,595
Marketable securities	113,796	149,484
Tax incentive receivable	1,403	1,323
Prepaid expenses and other current assets	1,515	1,708

Total current assets	141,575	188,110
Tax incentive receivable	331	—
Property and equipment, net	722	902
Other assets	84	94

Total assets	$142,712	$189,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,640	$7,495
Accrued expenses	4,580	6,112
Notes payable, current	3,119	2,936

Total current liabilities	11,339	16,543
Notes payable, net of discount, long-term	1,200	3,453

Total liabilities	12,539	19,996

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2016 and December 31, 2015; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 27,329,233 and 27,242,503 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	357,322	348,961
Accumulated deficit	(227,110)	(179,671)
Accumulated other comprehensive loss	(66)	(207)

Total stockholders’ equity	130,173	169,110

Total liabilities and stockholders’ equity	$142,712	$189,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	10,001	14,171	32,661	36,912
General and administrative	4,830	5,546	15,089	13,655

Total operating expenses	14,831	19,717	47,750	50,567

Loss from operations	(14,831)	(19,717)	(47,750)	(50,567)

Other income (expense):
Interest income	230	143	664	245
Interest expense	(132)	(200)	(432)	(626)
Foreign currency transaction gains (losses), net	58	(110)	79	(164)

Total other income (expense), net	156	(167)	311	(545)

Net loss	$(14,675)	$(19,884)	$(47,439)	$(51,112)

Net loss per share, basic and diluted	$(0.54)	$(0.73)	$(1.74)	$(1.92)

Weighted average common shares outstanding, basic and diluted	27,322,907	27,138,667	27,286,323	26,593,646

Comprehensive loss:
Net loss	$(14,675)	$(19,884)	$(47,439)	$(51,112)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(52)	29	141	4

Total other comprehensive gain (loss)	(52)	29	141	4

Total comprehensive loss	$(14,727)	$(19,855)	$(47,298)	$(51,108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(47,439)	$(51,112)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,106	5,837
Non-cash interest expense	33	48
Depreciation expense	151	27
Loss on disposal of research and development equipment	328	—
Unrealized foreign currency transaction (gains) losses	(161)	145
Premium on marketable securities	(299)	(1,142)
Amortization of premium on marketable securities	934	756
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	256	(546)
Tax incentive receivable	(250)	(1,063)
Accounts payable	(3,557)	1,841
Accrued expenses	(1,411)	3,599

Net cash used in operating activities	(43,309)	(41,610)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	141,366	139,417
Purchases of marketable securities	(106,172)	(246,771)
Purchases of property and equipment	(660)	(224)

Net cash provided by (used in) investing activities	34,534	(107,578)

Cash flows from financing activities:
Repayments of notes payable	(2,179)	(684)
Proceeds from exercise of common stock options and employee stock purchase plan	220	961
Proceeds from public offerings, net of commissions and underwriting discounts	—	130,044
Payments of public offering costs	—	(473)

Net cash (used in) provided by financing activities	(1,959)	129,848

Net decrease in cash and cash equivalents	(10,734)	(19,340)
Cash and cash equivalents at beginning of period	35,595	58,103

Cash and cash equivalents at end of period	$24,861	$38,763

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$—	$27

Supplemental disclosure of cash flow information:
Cash paid for interest	$314	$447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by metabolic diseases including type 2 diabetes and obesity. The Company is focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. The Company has pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. The Company’s lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital.

On July 19, 2016, the Company announced that it was refocusing its resources on the development of ZGN-1061 and suspending further development of beloranib, a first generation MetAP2 inhibitor, that it had been developing as a treatment for obesity and hyperphagia in Prader-Willi syndrome, or PWS, and for hypothalamic injury associated obesity, or HIAO. The beloranib Investigational New Drug application, or IND, was placed on full clinical hold in December 2015 by the U.S. Food and Drug Administration, or FDA, as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in the Company’s clinical trials. To address the full clinical hold, the Company held a Type A meeting with the FDA in June 2016 to discuss the clinical and pre-clinical data for beloranib, as well as a proposed risk mitigation strategy for beloranib in PWS. Following its discussions with the FDA, a comprehensive review of the Company’s assets and clinical programs, and review of other considerations, the Company determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061. In connection with its corporate refocusing, the Company also announced that its workforce is being reduced by approximately 34% by December 2016. In January 2016, the Company withdrew the ZGN-839, a liver targeted MetAP2 inhibitor for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, IND that it had previously submitted to the FDA in order to further support the submission package with additional pre-clinical and clinical data requested by the FDA. As the Company is now focusing all of its personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors, in October 2016, the Company suspended further development of ZGN-839.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2016 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015 have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company excluded the following common stock equivalents, outstanding as of September 30, 2016 and 2015, from the computation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of September 30,
	2016	2015
Options to purchase common stock	3,220,415	2,574,132
Unvested restricted common stock units	6,637	1,935

	3,227,052	2,576,067

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2016 and December 31, 2015, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$19,343	$19,343	$—	$—
Commercial paper	999	—	999	—

Total cash equivalents	20,342	19,343	999	—

Marketable securities:
Corporate bonds	84,064	—	84,064	—
Commercial paper	25,455	—	25,455	—
U.S. government securities	4,277	—	4,277	—

Total marketable securities	113,796	—	113,796	—

Total cash equivalents and marketable securities	$134,138	$19,343	$114,795	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$13,231	$13,231	$—	$—
U.S. government securities	4,999	—	4,999	—
Commercial paper	4,697	—	4,697	—
Corporate bonds	3,000	—	3,000	—

Total cash equivalents	25,927	13,231	12,696	—

Marketable securities:
Corporate bonds	125,516	—	125,516	—
Commercial paper	19,468	—	19,468	—
U.S. government securities	4,500	—	4,500	—

Total marketable securities	149,484	—	149,484	—

Total cash equivalents and marketable securities	$175,411	$13,231	$162,180	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$83,110	$5	$(52)	$83,063
Corporate bonds (due after 1 year through 2 years)	1,002	—	(1)	1,001
Commercial paper (due within 1 year)	25,473	—	(18)	25,455
U.S. government securities (due within 1 year)	4,277	—	—	4,277

	$113,862	$5	$(71)	$113,796

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$112,825	$1	$(166)	$112,660
Corporate bonds (due after 1 year through 2 years)	12,884	3	(31)	12,856
Commercial paper (due within 1 year)	19,478	—	(10)	19,468
U.S. government securities (due within 1 year)	4,500	—	—	4,500

	$149,687	$4	$(207)	$149,484

4. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Accrued research and development expenses	$1,731	$3,727
Accrued payroll and related expenses	1,357	1,802
Accrued restructuring	1,059	—
Accrued professional fees	377	422
Accrued other	56	161

	$4,580	$6,112

5. Notes Payable

The Company has outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, entered into in March 2014. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the 2014 Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions. As of September 30, 2016 and December 31, 2015, notes payable consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Notes payable	$3,939	$6,119
Less: current portion	(3,119)	(2,936)

Notes payable, net of current portion	820	3,183
Debt discount, net of accretion	(14)	(36)
Accretion related to final payment	394	306

Notes payable, net of discount, long term	$1,200	$3,453

As of September 30, 2016, the estimated future principal payments due are as follows:

Years Ending December 31,
(in thousands)
2016 (October to December)	$756
2017	3,183

Total	$3,939

During the three months ended September 30, 2016 and 2015, the Company recognized $0.1 million and $0.2 million, respectively, of interest expense related to the 2014 Credit Facility. During the nine months ended September 30, 2016 and 2015, the Company recognized $0.4 million and $0.6 million, respectively, of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the outstanding debt under the 2014 Credit Facility is approximately 10.8%.

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

7. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan, or the 2014 Stock Option Plan, and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of September 30, 2016, 2,001,883 shares are available for grant under the 2014 Stock Option Plan, including 1,089,700 shares automatically added to the 2014 Stock Option Plan on January 1, 2016 as a result of a provision in the 2014 Stock Option Plan.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its consolidated statements of operations excluding expense associated with stock options modified in connection with the Company’s July restructuring (Refer to Note 11):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$878	$895	$2,708	$2,037
General and administrative	1,438	1,946	5,218	3,800

	$2,316	$2,841	$7,926	$5,837

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

Future minimum lease payments for its operating leases as of September 30, 2016 were as follows:

Years Ending December 31,
(in thousands)
2016 (October - December)	$110
2017	300
2018	106
2019	82

$598

During the three months ended September 30, 2016 and 2015, the Company recognized $0.1 million of rental expense related to office space. During the nine months ended September 30, 2016 and 2015, the Company recognized $0.3 million and $0.2 million, respectively, of rental expense related to office space.

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

As of September 30, 2016, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including FDA approval of a New Drug Application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three and nine months ended September 30, 2016 or 2015. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2016, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of management team and the Board of Directors of the Company, or Board of Directors, that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2016.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, the Company filed a motion to dismiss the amended complaint. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on October 26, 2016, they filed their opening brief in support of the appeal. The Company is unable to predict the ultimate outcome of this action and therefore cannot estimate possible losses or ranges of losses, if any.

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of September 30, 2016.

9. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended September 30, 2016 and 2015, the Company recognized less than $0.1 million of expense related to its contributions to the plan. During the nine months ended September 30, 2016 and 2015, the Company recognized $0.2 million and $0.1 million, respectively, of expense related to its contributions to the plan.

10. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the three months ended September 30, 2016 and 2015, nil and $0.4 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, $0.3 million and $1.1 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended September 30, 2016 and 2015, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of less than $0.1 million and unrealized foreign currency exchange losses of $0.1 million, respectively, related to this tax incentive receivable. For the nine months ended September 30, 2016 and 2015, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of $0.1 million and unrealized foreign currency exchange losses of $0.2 million, respectively, related to this tax incentive receivable. As of September 30, 2016 and December 31, 2015, the Company’s tax incentive receivable from the Australian government was $1.7 million and $1.3 million, respectively.

11. Restructuring

On July 19, 2016, the Company announced that following a comprehensive review of its assets and clinical programs, as well as feedback from regulatory authorities, the Company is refocusing its resources on development of a differentiated second-generation MetAP2 inhibitor, ZGN-1061. As part of the strategic restructuring, the Company has reorganized its operations to align with its new priorities focused on ZGN-1061 development. The Company’s workforce is being reduced by approximately 34% by December 2016.

During the three and nine months ended September 30, 2016, the Company recorded $1.5 million of restructuring-related costs in operating expense, including employee severance, benefits and related costs, as well as a stock option modification. The stock option modification is a one-time, non-cash expense of $0.2 million. The Company does not expect to incur any additional significant costs associated with this restructuring.

The following table summarizes the restructuring costs by category for the periods indicated:

	Three and Nine Months Ended September 30, 2016
	(in thousands)
	Cash	Non-cash	Total
Research and development	$573	$7	$580
General and administrative	783	173	956

	$1,356	$180	$1,536

The following table summarizes the restructuring reserve for the periods indicated:

Three and Nine Months Ended September 30, 2016
(in thousands)
Restructuring reserve beginning balance	$—
Restructuring expenses incurred during the period	1,356
Amounts paid during the period	(297)

Restructuring reserve ending balance	$1,059

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by metabolic diseases including type 2 diabetes and obesity. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. We are currently dosing healthy patients in the single ascending dose (SAD) portion and obese patients in the multiple ascending dose (MAD) portion of the Phase 1 clinical trial, in the Netherlands, evaluating ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of weight loss efficacy over four weeks of treatment, and expect Phase 1 clinical data by the end of the first quarter of 2017.

On July 19, 2016, we announced that we were refocusing our resources on the development of ZGN-1061 and suspended further development of beloranib, a first generation MetAP2 inhibitor, that we had been developing as a treatment for obesity and hyperphagia in Prader-Willi syndrome, or PWS, and for hypothalamic injury associated obesity, or HIAO. The Investigational New Drug application, or IND, for beloranib was placed on full clinical hold in December 2015 by the U.S. Food and Drug Administration, or FDA, as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials. To address the full clinical hold, we held a Type A meeting with the FDA in June 2016 to discuss the clinical and pre-clinical data for beloranib, as well as a proposed risk mitigation strategy for beloranib in PWS. Following our discussions with the FDA, a comprehensive review of our assets and clinical programs, and review of other considerations, we determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061. In connection with our corporate refocusing, we also announced that our workforce is being reduced by approximately 34% by December 2016. In January 2016, we withdrew the ZGN-839, a liver targeted MetAP2 inhibitor for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, IND we had previously submitted to the FDA, in order to further support the submission package with additional pre-clinical and clinical data requested by the FDA. As we are now focusing all of our personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors, in October 2016, we suspended further development of ZGN-839.

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

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $227.1 million as of September 30, 2016. Our net loss was $47.4 million for the nine months ended September 30, 2016 and $74.3 million for the year ended December 31, 2015. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	advance the development of ZGN-1061 through a Phase 1 clinical trial and if successful, later-stage clinical trials;

•	seek to identify additional product candidates and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. See “—Liquidity and Capital Resources.”

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

We are currently primarily focused on developing ZGN-1061 and typically use our employee, consultant and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

Research and development expenses

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	—	$—

Operating expenses:
Research and development	10,001	14,171	(4,170)
General and administrative	4,830	5,546	(716)

Total operating expenses	14,831	19,717	(4,886)

Loss from operations	(14,831)	(19,717)	4,886

Other income (expense):
Interest income	230	143	87
Interest expense	(132)	(200)	68
Foreign currency transaction gains (losses), net	58	(110)	168

Total other income (expense), net	156	(167)	323

Net loss	$(14,675)	$(19,884)	$5,209

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$1,467	$2,360	$(893)
Clinical trials and related	1,982	5,453	(3,471)

Subtotal	3,449	7,813	(4,364)
Second-generation MetAP2 inhibitors, including ZGN-1061	2,233	1,597	636
ZGN-839	108	795	(687)
Discovery and screening	4	—	4

Subtotal	5,794	10,205	(4,411)

Unallocated expenses:
Personnel related	2,421	1,568	853
Non-cash stock-based compensation	877	895	(18)
Consultants	457	969	(512)
Other	452	534	(82)

Subtotal	4,207	3,966	241

Total research and development expenses	$10,001	$14,171	$(4,170)

Research and development expenses for the three months ended September 30, 2016 decreased $4.2 million compared to the three months ended September 30, 2015. The decrease was primarily due to a $4.4 million decrease in our beloranib program, and a decrease of $0.7 million associated with our ZGN-839 program, partially offset by increased costs of $0.6 million associated with our work on ZGN-1061 and other second-generation MetAP2 inhibitors and $0.2 million associated with our unallocated expenses. Of the decrease in our beloranib program, clinical trials and related expenses for beloranib decreased by $3.5 million period over period as a result of the status of our clinical trials in 2016 and 2015. During the three months ended September 30, 2016, we suspended the development of our beloranib program, however safety and close-out visits were still being conducted in patients in our U.S. Phase 3 clinical trial in patients with PWS. During the three months ended September 30, 2015, our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS were both ongoing and enrolling and dosing patients. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by nil and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in ZGN-839 costs is due to the withdrawal of our IND in January 2016 in order to generate data from additional pre-clinical studies requested by the FDA. We are focusing all of our personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors, accordingly, in October, 2016, we suspended further development of ZGN-839.

Costs related to our ZGN-1061 program increased during the 2016 period as a result of our increased focus on ZGN-1061, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Additionally, in the third quarter of 2016 we initiated the Phase I clinical trial for ZGN-1061. During the 2015 period, we were working with a number of second-generation MetAP2 inhibitors.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $0.9 million, partially offset by a decrease of $0.5 million in consultants. Personnel related increases resulted primarily from severance expense of $0.5 million related to the reduction in workforce which took place in July 2016. Additionally, adding to the personnel increase in the third quarter of 2016 compared to 2015 was an increase in hiring during late 2015 and early 2016 (a total of six employees), all of whom remain with the company. Period over period, consultant expenses have decreased for a few reasons; we suspended development of our beloranib program in July 2016, additionally, in the third quarter of 2016 we initiated the Phase 1 clinical trial for ZGN-1061.

General and administrative expenses

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related	$1,787	$1,137	$650
Non-cash stock-based compensation	1,439	1,946	(507)
Professional fees	1,162	1,862	(700)
Travel and other	442	601	(159)

Total general and administrative expenses	$4,830	$5,546	$(716)

General and administrative expenses for the three months ended September 30, 2016 decreased $0.7 million compared to the three months ended September 30, 2015. Professional fees decreased $0.7 million, primarily due to the fact that we were not working on branding and commercial-readiness related to PWS as we suspended the development of our beloranib program in July 2016. Additionally, non-cash stock-based compensation expense decreased $0.5 million due to the reduction in workforce in July 2016. We had two executive officers leave the company, our former President as part of the reduction and our former chief commercial officer, who resigned. Their grants were significant in value due to the nature of their roles. Partially offsetting these decreases was an increase in personnel related costs period over period of $0.7 million. This is primarily due to severance expense of $1.0 million, partially offset by decreases in the bonus expense for the employees that were part of the reduction in workforce which took place is July 2016, as well as the resignation of our former chief commercial officer.

Other income (expense), net

Interest expense. Interest expense for the three months ended September 30, 2016 and 2015 of $0.1 million and $0.2 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, was related to interest earned on our marketable securities balances, including the accretion or amortization of purchased discount or premium, respectively.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of less than $0.1 million for the three months ended September 30, 2016 and foreign currency transaction losses of $0.1 million for the three months ended September 30, 2015. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	—	$—

Operating expenses:
Research and development	32,661	36,912	(4,251)
General and administrative	15,089	13,655	1,434

Total operating expenses	47,750	50,567	(2,817)

Loss from operations	(47,750)	(50,567)	2,817

Other income (expense):
Interest income	664	245	419
Interest expense	(432)	(626)	194
Foreign currency transaction gains (losses), net	79	(164)	243

Total other income (expense), net	311	(545)	856

Net loss	$(47,439)	$(51,112)	$3,673

Research and development expenses

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$5,132	$7,219	$(2,087)
Clinical trials and related	7,686	13,364	(5,678)

Subtotal	12,818	20,583	(7,765)
Second-generation MetAP2 inhibitors, including ZGN-1061	4,723	4,006	717
ZGN-839	834	2,546	(1,712)
Discovery and screening	269	—	269

Subtotal	18,644	27,135	(8,491)

Unallocated expenses:
Personnel related	6,867	4,257	2,610
Non-cash stock-based compensation	2,707	2,037	670
Consultants	2,935	2,376	559
Other	1,508	1,107	401

Subtotal	14,017	9,777	4,240

Total research and development expenses	$32,661	$36,912	$(4,251)

Research and development expenses for the nine months ended September 30, 2016 decreased $4.3 million compared to the nine months ended September 30, 2015. The decrease was primarily due to a $7.8 million decrease in our beloranib program, and a decrease of $1.7 million associated with our ZGN-839 program, partially offset by increased costs of $4.2 million associated with our unallocated expenses and increased costs of $0.7 million in second-generation MetAP2 inhibitors, primarily related to ZGN-1061.

Of the decrease in our beloranib program, clinical trials and related expenses for beloranib decreased by $5.7 million period over period as a result of the status of our clinical trials in 2016 and 2015. During the nine months ended September 30, 2016, we reported top-line clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS. Prior to the FDA placing the IND for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these trials in October 2015. In July 2016, we announced the suspension of our beloranib program. During the nine months ended September 30, 2015, both of the clinical trials noted above were ongoing, enrolling and dosing patients. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $0.3 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in pre-clinical and manufacturing of $2.1 million period over period is due to the fact that the beloranib IND was on full clinical hold during 2016, and in July 2016, we announced the suspension of our beloranib program. The decrease in ZGN-839 costs of $1.7 million period over period is due to the withdrawal of our IND in January 2016 in order to generate data from additional pre-clinical studies requested by the FDA. We are focusing all of our personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors, accordingly, in October 2016, we suspended further development of ZGN-839.

Costs associated with our second-generation MetAP2 inhibitors, primarily related to ZGN-1061 increased period over period by $0.7 million. The work in 2016 was specific to ZGN-1061, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Additionally, in the third quarter of 2016 we initiated the Phase 1 clinical trial for ZGN-1061. During the 2015 period, we were working with a number of second-generation MetAP2 inhibitors.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $2.6 million, $0.7 million in non-cash stock-based compensation expense, $0.6 million in consultants, and $0.4 million in other costs. Personnel related expense increases resulted primarily from severance expense of $0.5 million as well as an increase in the number of employees for the 2016 period over the 2015 period. From October 2015 through March 2016, eleven employees were hired in research and development. Subsequently, we had a reduction in workforce which took place in July 2016. Non-cash stock-based compensation expense was impacted by an increase in the annual stock option grant to employees during late March 2016. Consultants increased primarily related to our ZGN-1061 program as we worked to initiate the Phase 1 clinical trial for ZGN-1061 in the third quarter of 2016. Other unallocated expenses were driven by increases in travel expenses and facilities expenses.

General and administrative expenses

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related	$3,848	$2,927	$921
Non-cash stock-based compensation	5,219	3,800	1,419
Professional fees	4,446	5,257	(811)
Travel and other	1,576	1,671	(95)

Total general and administrative expenses	$15,089	$13,655	$1,434

General and administrative expenses for the nine months ended September 30, 2016 increased $1.4 million compared to the nine months ended September 30, 2015. The increase was primarily due to increased non-cash stock-based compensation expense of $1.4 million and increased personnel related costs of $0.9 million. The increase in non-cash stock-based compensation expense was due to the annual stock option grant to employees during late March 2016 as well as the annual Board of Director’s grant in late June 2016. Personnel related costs increased period over period primarily due to severance expense of $1.0 million. These increases were partially offset by a decrease in professional fees primarily due to the fact that we were not working on branding and commercial-readiness related to PWS as we were on clinical hold throughout 2016, and then in July 2016 we suspended the development of our beloranib program.

Other income (expense), net

Interest expense. Interest expense for the nine months ended September 30, 2016 and 2015 of $0.4 million and $0.6 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.7 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of less than $0.1 million for the nine months ended September 30, 2016 and foreign currency transaction losses of $0.2 million for the nine months ended September 30, 2015. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and marketable securities totaling $138.7 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2016, we had an accumulated deficit of $227.1 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(43,309)	$(41,610)
Cash provided by (used in) investing activities	34,534	(107,578)
Cash (used in) provided by financing activities	(1,959)	129,848

Net decrease in cash and cash equivalents	$(10,734)	$(19,340)

Net cash used in operating activities

During the nine months ended September 30, 2016, operating activities used $43.3 million of cash, resulting from our net loss of $47.4 million and changes in our operating assets and liabilities of $5.0 million, partially offset by non-cash charges of $9.1 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, our ZGN-1061 program, and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the nine months ended September 30, 2016, consisted primarily of stock-based compensation expense of $8.1 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2016, consisted primarily of a $5.0 million decrease in accounts payable and accrued expenses.

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

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2016, investing activities provided $34.5 million of cash resulting from proceeds from sales and maturities of marketable securities of $141.4 million, offset by the use of cash for purchases of marketable securities of $106.2 million and purchases of property and equipment of $0.7 million.

During the nine months ended September 30, 2015, we used $246.8 million to purchase marketable securities, which was partially offset by proceeds from the maturities of marketable securities of $139.4 million. In addition, we used $0.2 million related to purchases of property and equipment.

Net cash (used in) provided by financing activities

During the nine months ended September 30, 2016, financing activities used $2.2 million for payments related to our notes payable, partially offset by $0.2 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the nine months ended September 30, 2015, net cash provided by financing activities was $129.8 million primarily as a result of proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share after deducting underwriting discounts and commissions, as well as proceeds of $1.0 million from the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan, partially offset by payments of $0.5 million of offering costs related to the follow-on offering and $0.7 million of repayments on our notes payable.

Operating Capital Requirements

ZGN-1061 is currently in Phase 1 clinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we:

•	advance the development of ZGN-1061 through a Phase 1 clinical trial and if successful, later-stage clinical trials;

•	seek to identify additional product candidates and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash and cash equivalents and marketable securities as of September 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market ZGN-1061 that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, as filed with the SEC on May 10, 2016, and our Quarterly Report on Form 10-Q for the period ended June 30, 2016, as filed with the SEC on August 5, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of September 30, 2016 consisted of cash, U.S. government securities, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of September 30, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.2 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statement of operations. Net foreign currency transaction gains of less than $0.1 million and net foreign currency transaction losses of $0.2 million were recorded for the nine months ended September 30, 2016 and 2015, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of September 30, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the nine months ended September 30, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of September 30, 2016. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials of beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on October 26, 2016, they filed their opening brief in support of the appeal.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently depend almost entirely on the success of one product candidate, ZGN-1061, which is currently in Phase 1 clinical development. We cannot be certain that we will be able to obtain regulatory approval for ZGN-1061, or successfully commercialize ZGN-1061 if approved.

We currently have only one product candidate, ZGN-1061, in clinical development, and our business currently depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. ZGN-1061 is currently in Phase 1 clinical development. Because our business is almost entirely dependent upon this one product candidate, any setback in our pursuit of regulatory approval for ZGN-1061 would have a material adverse effect on our business and prospects. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Furthermore, we are not permitted to market ZGN-1061 in the United States until we receive approval of a New Drug application, or NDA, from the U.S. Food and Drug Administration, or FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. We expect that the FDA will require us to complete two Phase 3 clinical trials prior to submitting an NDA for ZGN-1061 as a treatment for conditions such as type 2 diabetes or obesity, and may require that we conduct a cardiovascular outcomes trial which may include over 10,000 patients and last multiple years. Pursuant to the FDA’s February 2007 draft guidance to industry on the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials for a one-year duration. However, meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal trials. Accordingly, obtaining approval of an NDA or Marking Authorisation Application, or MAA, is a complex, lengthy, expensive and uncertain process.

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

We are focused on developing MetAP2 inhibitors as treatments for metabolic diseases including type 2 diabetes and obesity, but we may be unable to dissociate effects of MetAP2 inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of beloranib which may adversely affect our ability to obtain regulatory approvals and commercialize our product candidates.

Our lead product candidate, ZGN-1061, is a MetAP2 inhibitor currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. Our previous product candidate, beloranib, was a MetAP2 inhibitor focused on treatment of obesity and hyperphagia in patients with PWS, and HIAO. The Investigational New Drug application, or IND, for beloranib was placed on full clinical hold in December 2015 by the FDA as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to placebo in our clinical trials. In July 2016, we announced that we were suspending development of beloranib as we had determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061.

Although our pre-clinical animal studies to date suggest that ZGN-1061 has a reduced potential to impact thrombosis and an improved safety margin compared to beloranib, we are working to better understand the impact of MetAP2 inhibitor treatment on thrombotic activity more broadly and translate these observations to establish clinically useful biochemical markers. If a relationship between thrombotic events and our MetAP2 inhibitors is established at therapeutically relevant exposures, or if we are unable to demonstrate a lack of impact of our MetAP2 inhibitors on thrombosis-associated clinical markers, we may not be able to obtain regulatory approvals and commercialize our product candidates such as ZGN-1061.

Favorable results from pre-clinical studies of ZGN-1061 to date are not necessarily predictive of the results of longer-term pre-clinical studies or clinical trials of ZGN-1061. Given the thrombosis findings in humans treated with beloranib, development costs for ZGN-1061 may be higher and we may be unable to successfully develop, obtain regulatory approval for and commercialize ZGN-1061.

Favorable results from our pre-clinical studies of ZGN-1061 may not necessarily be predictive of the results from clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar efficacy in mouse and rat models of obesity compared to beloranib. Toxicology studies in rats, rabbits and dogs have shown that ZGN-1061 is not exhibiting any testicular safety signals and has a vastly improved therapeutic safety margin for embryofetal safety and activation of thrombosis-related biochemical markers compared to beloranib which showed testicular toxicity and pro-thrombotic effects with a very low therapeutic margin and no margin for embryofetal toxicity. However, we can provide no assurance that the results of this pre-clinical development program will be replicated in clinical trials of ZGN-1061. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical and early-stage development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidate, beloranib, after achieving positive results in pre-clinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of ZGN-1061. The setbacks in later-stage clinical development have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or ununderstood adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our clinical trials of ZGN-1061, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with beloranib versus placebo include diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), amongst others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 as we saw with beloranib, and therefore, we will study many of these parameters in pre-clinical and clinical development for ZGN-1061.

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

ZGN-1061 is currently in Phase 1 clinical development in the Netherlands and will require substantial further clinical development before we can submit an NDA to the FDA or an MAA to the EMA for its marketing approval.

Despite the guidance we may receive from the FDA and EMA, both of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe may deny permission to pursue clinical trials and/or indications we want to initiate;

•	delays in regulatory filings or receiving regulatory approvals or INDs, or clinical trial applications, or CTAs, that may be required;

•	unfavorable results from our ongoing pre-clinical and /or non-clinical studies, or the FDA or EMA may require additional pre-clinical and /or non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States or the European Union;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our previous clinical trials;

•	the FDA or EMA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	reports from pre-clinical, non-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest.

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

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program or the FDA or EMA may impose additional clinical trial and/or pre-clinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, and issued draft guidance on developing products for treatment of diabetes in February 2008 but these guidance documents may be revised in the near future. In December 2008, FDA established guidance on evaluating cardiovascular risk of new therapies for treatment of type 2 diabetes. In March 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met to discuss possible changes to how the FDA evaluates the cardiovascular safety of weight-management drugs and although new guidance has not been issued yet it may occur any time. Amendments to our clinical trial protocols would require resubmission to the FDA or EMA, as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or pre-clinical studies, the commercial prospects for ZGN-1061 may be harmed and our ability to generate product revenue will be delayed.

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

The commercial success of ZGN-1061, if developed and approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of ZGN-1061 among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of ZGN-1061, if approved, will depend on a number of factors, including, among others:

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of ZGN-1061;

•	the prevalence and severity of any adverse side effects associated with ZGN-1061;

•	limitations or warnings contained in the labeling approved for ZGN-1061 by the FDA, EMA, or other regulatory authorities, such as a “black box” warning;

•	availability of alternative treatments, including a number of competitive type 2 diabetes or obesity therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of ZGN-1061 through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

•	the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of ZGN-1061.

If ZGN-1061 is approved but does not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue from ZGN-1061 to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that, in addition to treating type 2 diabetes or obesity in patients, ZGN-1061 also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of ZGN-1061 may require significant resources and may never be successful.

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

Our development programs for our product candidates, which are primarily related to ZGN-1061, may require substantial financial resources and may ultimately be unsuccessful.

Our lead product candidate ZGN-1061 is in Phase 1 clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence later-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We believe that our cash balance is sufficient to fund operations for at least the next 18 months, but we may need to raise more funds to continue development and commercialization of ZGN-1061 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

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

As of October 31, 2016, we own one PCT patent application and other foreign counterpart applications that relate to ZGN-1061.

As of October 31, 2016, we own 11 issued U.S. patents, one pending PCT application, and ten pending U.S. patent applications with pending and issued foreign counterpart patents and patent applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

In July 2016, our Board of Directors approved the suspension of further development of beloranib and a restructuring plan, pursuant to which our workforce is being reduced by approximately 34% by December 2016. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize ZGN-1061. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize ZGN-1061 successfully would be negatively affected.

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

Our Chief Commercial Officer, Alicia Secor, resigned in July 2016, and our former President, Patrick Loustau, departed from the Company in August 2016. We also implemented a workforce reduction in July 2016 in connection with our restructuring plan following the suspension of further development of beloranib. With any change in leadership and workforce reduction, there is a risk to retention of employees, including other members of senior management, as well as the potential for disruption to business operations, initiatives, plans and strategies.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to our standard non-compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the workforce reduction and competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, including security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure or accident, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for ZGN-1061 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of ZGN-1061 could be delayed.

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

Since our inception and until recently, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO. In December 2015, the FDA put the beloranib IND on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $47.4 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $227.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061 and ZGN-839, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue. In addition, if and when we obtain marketing approval for ZGN-1061, we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of September 30, 2016, our cash, cash equivalents and marketable securities were $138.7 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2016 to September 30, 2016 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $10.04 to a low of $2.95 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from pre-clinical studies and clinical trials of ZGN-1061 and/or other product candidates;

•	the failure of the FDA or the EMA to approve ZGN-1061;

•	our ability to establish an adequate safety margin and profile for ZGN-1061, including risk of serious thromboembolic events;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other type 2 diabetes or weight loss therapies;

•	regulatory or legal developments in the United States and other countries;

•	failure of ZGN-1061, if successfully developed and approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on October 26, 2016, they filed their opening brief in support of the appeal.

Our executive officers, directors, and principal stockholders exercise significant control over our company.

As of September 30, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, investment funds affiliated with investment funds affiliated with Foresite Capital, investment funds affiliate with Franklin Advisors Inc., and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 51.6% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have considerable discretion in the application of the net proceeds of our follow-on public offering. We intend to use the net proceeds to advance the clinical development of ZGN-1061 and to fund new and ongoing research and development activities, working capital and other general corporate purposes, which may include funding for the hiring of personnel, capital expenditures, early commercialization activities, the costs of operating as a public company and potential business development activities. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years.

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on October 26, 2016, they filed their opening brief in support of the appeal.

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

ZAFGEN, INC.

Date: November 9, 2016	By:	/s/ Thomas E. Hughes, Ph.D.
Thomas E. Hughes, Ph.D.
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.