Form 10-K
period 2016-12-31
ZAFGEN, INC.
filed 2017-03-10
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65.7 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 1, 2017, there were 27,350,723 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ZAFGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

PART I

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment for metabolic diseases including type 2 diabetes and obesity;

•	our ability to successfully complete a Phase 1 clinical trial of ZGN-1061, and successfully advance ZGN-1061 into later-stage clinical trials;

•	our ability to dissociate effects of methionine aminopeptidase 2, or MetAP2, inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of beloranib;

•	our ability to provide a compelling argument for improved safety of ZGN-1061 and other novel MetAP2 inhibitors relative to first-generation compounds, including beloranib;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by metabolic diseases including type 2 diabetes and obesity. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. We are conducting a Phase 1 clinical trial of ZGN-1061 in the Netherlands, and have completed dosing patients in the single ascending dose, or SAD, portion and are currently dosing patients in the multiple ascending dose, or MAD, portion. This clinical trial is evaluating ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of weight loss efficacy over four weeks of treatment. We currently expect to complete dosing the patients in this Phase 1 clinical trial by the end of the first quarter of 2017, and report results early in the second quarter of 2017.

On July 19, 2016, we announced that we were refocusing our resources on the development of ZGN-1061 and suspended further development of beloranib, a first generation MetAP2 inhibitor, that we had been developing as a treatment for obesity and hyperphagia in Prader-Willi syndrome, or PWS, and for hypothalamic injury-associated obesity, or HIAO. The Investigational New Drug application, or IND, for beloranib was placed on full clinical hold in December 2015 by the U.S. Food and Drug Administration, or FDA, as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials. To address the full clinical hold, we held a Type A meeting with the FDA in June 2016 to discuss the clinical and pre-clinical data for beloranib, as well as a proposed risk mitigation strategy for beloranib in PWS. Following our discussions with the FDA, a comprehensive review of our assets and clinical programs, and review of other considerations, we determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061. In addition, in January 2016, we withdrew the IND submitted to the FDA for ZGN-839, a liver targeted MetAP2 inhibitor for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, in order to further support the submission package with additional pre-clinical and clinical data requested by the FDA, and in October 2016, we suspended further development of ZGN-839. We are now focusing all of our personnel and financial resources on ZGN-1061 and the discovery of highly differentiated MetAP2 inhibitors.

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

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting pre-clinical safety concerns observed with beloranib, including teratogenicity and effects on testicular function. To date, the compound has similar efficacy, potency, and range of activity in animal models of obesity as beloranib, but displays highly differentiated properties and improved safety margins in pre-clinical studies, supporting the value of the compound as a more highly optimized MetAP2 inhibitor. Further, the compound displays improved safety margins relative to beloranib for effects on thrombosis in dogs, an effect that correlates with reduced impact on endothelial cell proliferation in vitro.

The chart below provides an overview of our product candidate portfolio.

In the figure above, T2D means type 2 diabetes.

Populations of Interest

Obesity, Type 2 Diabetes and Metabolic Diseases

Obesity is a disease that has been increasing at an alarming rate with significant medical repercussions and associated economic costs. Since 1980, the worldwide obesity rate has more than doubled, with about 13% of the world’s adult population now being obese. The World Health Organization, or WHO, currently estimates that as many as 600 million people worldwide are estimated to be obese and more than 1.9 billion adults are estimated to be overweight. Being overweight or obese is also the fifth leading risk for global deaths, with approximately 3.4 million adults dying each year as a result.

According to the WHO, there are over 70 progressive obesity-related diseases and disorders associated with obesity, which are also known as comorbidities, including type 2 diabetes, hypertension, inflammation, infertility and certain cancers. Worldwide, 44% of the diabetes burden, 23% of the heart disease burden and between 7% and 41% of certain cancer burdens are attributable to being overweight and obese.

We believe that this epidemic will continue to grow worldwide given dietary trends in developed nations that favor highly processed sugars, larger meals and fattier foods, as well as increasingly sedentary lifestyles. Despite the growing obesity rate, increasing public interest in the obesity epidemic and significant medical repercussions and economic costs associated with obesity, there continues to be a significant unmet need for effective treatments.

Obesity in the General Population

We are focusing the clinical development of ZGN-1061 as a treatment for patients with type 2 diabetes who also are obese. We believe this patient population would benefit from MetAP2 inhibitor treatment through the improvement of type 2 diabetes and reduction of body weight and through improvement of severity or symptoms of other co-morbid conditions. We believe that MetAP2 inhibitors have the potential to offer this patient population, most of which is not adequately responsive to available therapies, substantial health and quality of life benefits. This patient population represents a significant burden to the health care systems globally.

The most effective current treatment for severe obesity is bariatric surgery, including procedures such as the Roux-en-Y gastric bypass, adjustable gastric banding, sleeve gastrectomy and biliopancreatic diversion. Bariatric surgery produces dramatic and sustained weight loss, ranging on average from 20% to 35% one year post-procedure and has been shown to positively impact overall mortality. However, there is a range of challenges that exist with bariatric surgery. In the short-term (1-2 years post-operation), it can result in numerous complications and adverse events including thrombotic events, such as pulmonary embolism, infection, internal bleeding, pulmonary disease and gastrointestinal obstruction, which sometimes require reoperation during the post-operative period. Over the long-term (up to 5 years post-operation), challenges of bariatric surgery include poor nutrient absorption, strictures and hernias.

A percentage of patients who undergo bariatric surgery may also experience the challenges of minimal weight loss and /or the regain of weight that has been lost. Additionally, while in the majority of cases, type 2 diabetes can be resolved in patients who receive bariatric surgery – there is a subset of patients who will continue to require management of their disease. For these patients who have “failed” bariatric surgery, and over time that group could expand to 30%-50% of patients who have the surgery – there may be no additional treatment options left for them to utilize.

Bariatric surgery eligibility criteria generally identify surgical candidates as those patients with body mass index, or BMIs, greater than 40 kg/m2, or those with BMIs over 35 kg/m2 who also have a significant and uncontrolled co-morbid condition. Based on these criteria, it is estimated conservatively that there will be at least 16 million adults in the United States eligible for bariatric surgery by the time a MetAP2 inhibitor could become available commercially. In addition to the BMI and co-morbidity eligibility criteria, patients need to satisfy a number of other criteria in order to have bariatric surgery; a severely obese patient must not have any known endocrine causes of obesity, a drug or alcohol problem, or an uncontrolled psychological condition, and must understand and appreciate the risks of the surgical intervention. According to the American Society for Metabolic & Bariatric Surgery and to HealthGrades, the average cost of bariatric surgery in the United States is approximately $22,000-$38,000. As a result of these limiting criteria and the financial commitments required, only approximately 200,000 patients undergo bariatric surgery each year even though over 16 million patients in the United States are eligible for the surgery based on BMI alone.

The pharmaceutical industry has undertaken several waves of activity to discover and develop new drugs for the treatment of obesity. Relative to bariatric surgery, pharmaceutical treatments have produced modest efficacy. In addition, existing pharmacotherapeutics for obesity often have undesirable adverse event profiles.

The following table summarizes information from pivotal trials supporting registration for the current pharmacological treatments for long-term (1 year) treatment of obesity:

Treatment	% Placebo- Adjusted Weight Loss* in Patients without T2DM**	% Placebo- Adjusted Weight Loss* in Patients with T2DM	% Placebo- Adjusted A1c Change in Patients with T2DM	Product Limitations***
orlistat	3%	2.9%	0.34%	Lower gastrointestinal effects

phentermine/topiramate 7.5mg/46 mg (target) 15mg/92 mg	3.5% 9.4%	4.9% 6.9%	-0.3% -0.3%	Restricted distribution due to teratogenic potential

lorcaserin	3.3%	3.1%	-0.5%	Serotonin syndrome or neuroleptic malignant syndrome-like reactions

bupropion/naltrexone	3.2-4.1%	2%	-0.5%	Black box warning: antidepressant class labeling of risk of suicide

liraglutide 3.0 mg	4.5%	3.7%	-0.93%	Black box warning: risk of thyroid c-cell tumors, injection administration

*	Placebo-adjusted weight loss or A1c change refers to the mean difference observed in drug-treated patients relative to that observed in placebo-treated patients. This analysis takes into account, at least in part, the impact of diet and lifestyle interventions employed in drug registration trials.
**	Type 2 diabetes mellitus (T2DM)
***	All of the products are contraindicated for use during pregnancy (Category X) because they induce weight loss.

Data are from the package inserts or from primary publications when not available in the package insert.

Type 2 Diabetes

According to the International Diabetes Federation, in 2013, 382 million people worldwide were living with type 2 diabetes and that number is projected to increase to 592 million by 2035. In the United States alone, the Center for Disease Control estimated that there were 26 million people living with type 2 diabetes and an estimated 79 million people who were pre-diabetic in 2011. Standard therapies for type 2 diabetes include physician recommended diet and exercise, oral hypoglycemic drugs such as biguanides (metformin) for type 2 diabetes, through to a number of insulin options. Metformin is first line pharmacotherapy for the treatment of type 2 diabetes primarily due to the extensive experience, low cost and favorable benefit risk associated with it. While metformin is likely to remain the initial choice for the treatment of type 2 diabetes, ZGN-1061 will compete with sulfonylureas, GLP-1 receptor agonists, DPP4 inhibitors, SGLT2 inhibitors, thiazoladinediones, insulin, and various combination products. It is estimated that therapeutics have attained an 80% penetration rate into the diagnosed group of patients. The objective of each is to maintain a daily blood glucose level range recommended by a physician. Each of the current therapies alone has its limitations including numerous side effects. These side effects and the availability of a high number of treatment options, combined with the difficulty in daily management of glucose levels despite these treatments, creates a number of opportunities for a new agent to positively impact unmet medical need.

According to DR/Decision Resources, LLC, the diabetes drug market is estimated to be $35 billion and is on pace to grow to more than $71 billion by 2024. Pharmaceutical companies have been investigating new approaches to treating diabetes and market value has been maintained in the industry due to the introduction of these new products. We believe that ZGN-1061 MetAP2 inhibition serves the purpose of re-establishing balance to the ways the body stores and metabolizes fat and glucose. MetAP2 inhibitors reduce the production of new fatty acid molecules by the liver and help convert stored fats into useful energy, while reducing hunger. In the setting of type 2 diabetes, these processes lead to improvement of glycemic control.

The following table summarizes the current pharmacological treatments for the treatment of type 2 diabetes:

Treatment	A1c Reduction	Key Advantages	Product Limitations
First line

biguanide (metformin)	1-1.5%	Inexpensive, weight loss (up to ~3 kg from baseline), extensive experience	Gastrointestinal effects, lactic acidosis, vitamin B-12 deficiency

Second line

sulfonylurea (glimepiride, glipizide, glyburide)	1-1.5%	Inexpensive, extensive experience	Hypoglycemia and weight gain

GLP-1 Receptor Agonists (albiglutide, dulaglutide, exenatide, liraglutide, lixisenatide)	1-1.5%	Weight loss (up to ~ 3 kg from baseline), rare hypoglycemia, improvement in cardiovascular risk factors, improvement in cardiovascular mortality (liraglutide), improved postprandial glucose excursions	Injection administration, gastrointestinal effects, risk of thyroid c-cell tumors

DPP4 Inhibitors (alogliptin, linagliptin, saxagliptin, sitagliptin)	0.5-1%	Rare hypoglycemia, well tolerated	Immune-mediated dermatological effects

SGLT2 Inhibitors (canagliflozin, dapagliflozin, empagliflozin)	0.5-1.5%	Weight loss (up to ~3 kg from baseline), rare hypoglycemia, improvement in cardiovascular risk factors, improvement in cardiovascular mortality (empagliflozin)	Genitourinary infections, hypotension, increase in low density lipoproteins, diabetic ketoacidosis

thiazolidinediones (pioglitazone, rosiglitazone)	1-1.5%	Rare hypoglycemia, improvement in triglycerides and cardiovascular events	Weight gain, edema/heart failure, bone fracture

Insulins (under some circumstances may be first or second line)

Regular and Rapid-acting Insulins (aspart, glulisine, lispro, inhaled insulin)	Varied	Nearly universal response with theoretical unlimited efficacy	Largely injection administration, hypoglycemia, weight gain

Longer-acting Insulins (NPH, glargine, detemir, degludec)	Varied	Nearly universal response with theoretical unlimited efficacy	Injection administration, hypoglycemia, weight gain

Available combination products include: biguanide/sulfonylurea, biguanide/meglitinide, biguanide/thazolidinedione, biguanide/DPP4 inhibitor, biguanide/SGLT2 inhibitor, SGLT2 inhibitor/DPP4 inhibitor, long acting insulin/GLP-1 receptor agonist

Not included in ADA Primary Treatment Algorithm but may be used under specific circumstances

Meglitinides (nateglinide, repaglinide)	0.5-1%	Improved postprandial glucose excursions	Hypoglycemia, increased weight

Alpha-glucosidase inhibitors (acarbose, miglitol)	0.25-1%	Rare hypoglycemia, improved postprandial glucose excursions, nonsystemic	Modest efficacy, gastrointestinal side effects

Dopamine-2 agonist (bromocriptine)	0.5%	Rare hypoglycemia, improvement in cardiovascular events	Modest efficacy, dizziness/syncope, hypotension, nausea, fatigue, somnolence

Amylin mimetics (pramlintide)	0.25-0.5%	Weight loss (up to ~2.5 kg from baseline), improved postprandial excursion	Injection administration, modest efficacy, gastrointestinal side effects, hypoglycemia under some conditions, for use with mealtime insulin only

Bile acid sequestrant (colesevelam)	0.5%	Rare hypoglycemia, decreased low density lipoproteins	Modest efficacy, constipation, drug interaction, increased triglycerides

Details derived from the American Diabetes Association, or ADA, Standards of Medical Care in Diabetes-2017: Pharmacologic Approaches to Diabetes Treatment, Diabetes Care 2017;40(Suppl. 1):S64–S74 with supplementary information from The Medical Letter on Drugs and Therapeutics: Drugs for Type 2 Diabetes, January 2017. A1C reduction estimates are from the package inserts.

Our Strategy

Our objective is to be a leader in the discovery, development and commercialization of novel therapies to significantly improve the health and well-being of patients affected by type 2 diabetes, obesity, and complex metabolic disorders. Key elements of our strategy include:

•	Advance the clinical development of MetAP2 inhibitors for the treatment of obese patients in the general population, including those who are candidates for bariatric surgery. We believe the obese patient population would benefit from MetAP2 inhibitor treatment through the reduction of body weight and through improvement of other co-morbid conditions. Bariatric surgery results in significant weight loss, but the financial expense and the potential for complications, adverse events and longer-term side effects limit its overall adoption, and is limited in use, with approximately 200,000 patients in the United States undergoing bariatric surgery each year. Existing pharmacotherapies result in less weight loss than surgical options, and these therapies not only have undesirable side effects, but also have risk of abuse.

•	Advance the clinical development of MetAP2 inhibitors for the treatment of type 2 diabetes. We believe the patient population of type 2 diabetes would benefit from MetAP2 inhibitor treatment through concomitant improvements in glycemic control, plasma lipid fractions, and body weight. These benefits were noted in our Phase 2b clinical trial ZAF-203, which studied the MetAP2 inhibitor beloranib in patients with both type 2 diabetes and obesity.

•

Leverage the knowledge of our experienced team of drug developers that have deep expertise in the field of obesity, the function of MetAP2 inhibitors and metabolic diseases. Our management team has deep expertise in type 2 diabetes, obesity and related metabolic diseases, the function of MetAP2 inhibitors, the strengths and weaknesses of current treatments for type 2 diabetes and obesity and the ability to recognize the potential of novel therapies for the treatment of type 2 diabetes and obesity. Our team is complemented by highly experienced external consultants and collaborators in the areas of drug discovery, development and regulatory approval.

•	Maintain flexibility in commercializing and maximizing the value of our earlier-stage research programs. While we intend to develop and commercialize ZGN-1061 for indications such as type 2 diabetes, obesity and other complex metabolic disorders, we may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of ZGN-1061 or our other earlier-stage research programs. For ZGN-1061, we may enter into one or more strategic relationships to access broader geographic markets or additional indications. These relationships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales of ZGN-1061.

About ZGN-1061

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

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting pre-clinical safety concerns observed with beloranib, including effects on testicular function. The compound has similar efficacy, potency, and range of desired pharmacological activities in animal models as other MetAP2 inhibitors, including beloranib. ZGN-1061 displays improved safety margins in pre-clinical studies relative to earlier MetAP2 inhibitors, supporting the value of the compound as a more highly optimized drug product candidate.

During pre-clinical development of ZGN-1061, we conducted research to understand the imbalance of thrombotic events observed in the course of beloranib clinical development. This research identified biomarkers associated with activation of blood clotting that subsequently were confirmed to be impacted in the setting of beloranib treatment in animals and cultured human endothelial cells. Before committing ZGN-1061 to clinical development, the compound was evaluated for its potential to augment blood clotting in these same models and was found to have a much larger margin of safety with respect to thrombosis.

Mechanism of Action

First-generation MetAP2 inhibitors, such as beloranib, were evaluated for their potential for treating obesity following publication of studies in the Proceedings of the National Academy of Sciences in 2002 showing anti-obesity efficacy in animals treated with a prototype MetAP2 inhibitor. These studies showed that MetAP2 inhibitor treatment was associated with loss of fat tissue accompanied by an increase in fat oxidation, indicating a redirection of fuel usage toward utilization of stored fats as a source of energy. Reduced food intake also was observed in treated animals, suggesting either direct effects of the agent on central feeding regulation or activation of a feedback loop linking the release and oxidation of stored fat to appetite.

The MetAP2 inhibitor fumagillin was shown in 2004 to induce a novel protein-protein interaction involving MetAP2 and extracellular-signal-regulated kinase 1, or ERK1, a cell stress- and growth factor-stimulated kinase. This complex reduces the activation state of ERK1. A 2005 publication in Diabetes showed that animals lacking ERK1 resist both high fat diet-induced obesity and insulin resistance, supporting the hypothesis that attenuation of ERK activity could be an important component of the beneficial metabolic effects of MetAP2 inhibitor treatment. Additionally, several hormones well-documented to be involved in energy metabolism are affected by

MetAP2 inhibitors, including leptin, adiponectin and fibroblast growth factor-21. These hormones are thought to contribute to the weight-reducing effects of MetAP2 inhibitors like ZGN-1061, and also are known to be involved in control of body weight, fat metabolism and glucose metabolism. This series of mechanistic effects leads to rapid and sustained reduction of excess body weight with ZGN-1061 treatment, such as has been observed in animal studies and our clinical trial experience to date.

An illustration of the MetAP2 inhibitor mechanism of action and therapeutic effects follows:

In the figure above, LDLc means low density lipoprotein and CRP means C-reactive protein.

Clinical Trials

Below is a summary of the Phase 1 clinical trial that is ongoing with ZGN-1061 as of the date of this Annual Report.

Phase 1 Clinical Trial

The ongoing ZGN-1061 Phase 1 clinical trial, ZAF-1061-101, is a randomized, double-blind (subject, principal investigator (PI), and site staff), placebo-controlled study consisting of a single ascending dose, or SAD, phase and a multiple ascending dose, or MAD, phase being conducted in the Netherlands. The SAD phase is designed to assess effects of ZGN-1061 at six ascending dose levels relative to placebo in male or female healthy volunteers with a BMI of 23 to <30 kg/m2 (normal weight or overweight individuals). The MAD phase assesses effects of twice-weekly subcutaneous injections (eight doses in total) of ZGN-1061 over four weeks at three ascending dose levels relative to placebo, in male or female healthy volunteers with BMI 27-40 kg/m2 (overweight or obese individuals). In addition to conventional safety and PK assessments, exploratory pharmacodynamic endpoints are also assessed. These measures are intended to provide a preliminary assessment of the potential of ZGN-1061 for weight management and inform Phase 2 clinical trial design.

Next Steps

We plan to submit an IND to the FDA after completion of our Phase 1 ZAF-1061-101 clinical trial, in support of a clinical trial to be conducted in the United States. With positive data from the ZAF-1061-101 clinical trial we also plan to conduct a Phase 2 clinical trial in Australia in obese patients with a subset of patients also having type 2 diabetes.

Pre-clinical

We have conducted toxicology studies of ZGN-1061 in support of clinical development. Based on the pre-clinical assessment, ZGN-1061 is not genotoxic. Dose selection and precautions for our ongoing Phase 1 clinical trial have been informed by toxicology studies in rats, beagle dogs, and rabbits. Toxicological studies of up to one month in rats and dogs using single, daily or intermittent dosing have established no observed adverse effect levels at higher exposures relative to the anticipated human doses. At higher doses, the findings of toxicological importance were primarily injection site reactions in rats at high doses, as well as platelet reductions with bone marrow hypocellularity and morbidity at higher doses in dogs. Three month studies in the rat and dog are in-progress and will be complete prior to the start of the Phase 2 clinical trial program. Embryofetal toxicity studies in rats and rabbits are ongoing to determine the potential risk for the developing embryo or fetus to patients who are, or might become, pregnant.

Future Product Candidates

We are currently evaluating other second-generation MetAP2 inhibitors as potential development candidates for the treatment of type 2 diabetes, obesity, NASH and other metabolic disorders. These studies involve screening compounds with insights learned in our thrombosis investigations and also looking at whether our second generation compounds could be amenable to non-injectable routes of delivery. We anticipate nominating one or more of these candidates for future development.

For information regarding amounts spent during each of the last three fiscal years on company-sponsored research and development activities, see Part II “Item 6—Selected Financial Data” of this Annual Report.

Manufacturing and Supply

ZGN-1061 is a small molecule drug that is chemically synthesized from raw materials. The current process to produce ZGN-1061 for Phase 1 clinical trials involves synthesis of drug substance, and just-in-time formulation and production of sterile liquid drug product which can be stored frozen if needed. We are currently developing a lyophilized dosage form with longer shelf life for Phase 2 clinical trials. This drug product will include a sterile lyophilized vial and a pre-filled diluent syringe for reconstitution. The Phase 2 drug product is currently being manufactured at our drug product contract manufacturing organization, or CMO. The manufacturing processes for both drug substance and drug product are under active development and optimization and are not yet validated for commercialization. We control our clinical trial supply chain by periodically meeting to assess clinical trial material needs and status of supply. The clinical supply forecast is managed internally by a cross functional working group and is used to aid in decision making for current good manufacturing practices, or cGMP, manufacturing as well as clinical kit packaging and labeling.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substance and drug product required for our clinical trials. Any delays encountered with manufacturing activities, CMO scheduling or raw material supply could delay the manufacturing of finished drug product. No long-term supply agreements are in place with our contractors, and each batch is individually contracted under a work order, which is governed by a quality agreement. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of ZGN-1061, if approved. Our current scale of manufacturing is adequate to support all of our current needs for clinical trial supplies. For commercial quantities for larger populations, we will need to identify contract manufacturers or partners to produce ZGN-1061 on a larger scale.

Sales and Marketing

Based on our early stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical or biotechnology company. To develop the appropriate commercial infrastructure to launch ZGN-1061, we may either do so on our own or by establishing alliances with one or more pharmaceutical or other biotechnology company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Licenses

CKD License

In July 2009, we entered into an Exclusive License Agreement with Chong Kun Dang Pharmaceutical Corp. of South Korea, or CKD, pursuant to which we exclusively licensed beloranib from CKD on a worldwide basis, with the exception of South Korea. In consideration of such exclusive license, we paid an initial license fee to CKD, paid a one-time fee following initiation of a proof of concept trial, agreed to make milestone payments of up to $30.0 million (of which $7.5 million has been paid, including $3.3 million that was paid in the form of our common stock (valued at $3.6 million) as a result of an amendment to our license agreement and entry into a subscription agreement with CKD) to CKD upon the achievement of certain specified events, and agreed to pay a portion of sublicensing income to CKD. Furthermore, if we receive marketing approval for beloranib, we will pay single-digit royalties to CKD based on annual net sales of beloranib on a country-by-country and product-by-product basis until the later to occur of (i) the expiration of the last to expire patent in such country within the CKD patent rights containing a valid claim covering beloranib or its use for which regulatory approval has been obtained in such country, or (ii) ten years from the first commercial sale of beloranib in such country. Pursuant to this agreement, we committed to using commercially reasonable efforts to develop and commercialize beloranib. This agreement will remain in effect on a country-by-country and product-by-product basis until royalties are no longer due in such country, subject to earlier termination by either party upon mutual consent, or in the event of uncured breach or insolvency on the part of the other party, or by us for any reason up to 60 days’ prior notice. We are no longer developing beloranib as a treatment for humans.

Children’s License

In January 2007, we entered into an Exclusive License Agreement with Children’s Medical Center Corporation, or Children’s, pursuant to which we exclusively licensed certain patent rights from Children’s on a worldwide basis. The licensed patent rights relate to decreasing the growth of fat tissue, and thereby cover the use of ZGN-1061 and related molecules as anti-obesity agents. In consideration of such exclusive license, we paid an initial license fee upon execution of the license to Children’s and annual maintenance fees through the fifth anniversary of the date of the license. We also agreed to make milestone payments to Children’s of up to $2.7 million (of which $0.4 million has been paid) with respect to the first licensed product and up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity upon the achievement of certain specified events and to pay a portion of sublicensing income to Children’s. If we receive marketing approval for ZGN-1061, we will pay single-digit royalties to Children’s based on net sales of ZGN-1061 until the later to occur of (i) the expiration of the last to expire patent in such country within the licensed patents containing a valid claim covering ZGN-1061 or (ii) 15 years from the date of the agreement. This agreement will remain in effect for the longer of (i) 15 years and (ii) the life of the last expiring licensed patent, subject to earlier termination (x) by Children’s in the event of our insolvency or our failure to cure a breach within 60 days (30 days in the case of non-payment) of receiving written notice thereof, or (y) by us for any reason upon 120 days’ prior written notice. We are no longer developing beloranib as a treatment for humans.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of ZGN-1061 and our other development programs.

As of March 1, 2017, we own one pending U.S. patent application, one pending Patent Cooperation Treaty, or PCT, patent application, and two pending U.S. provisional patent applications that relate to ZGN-1061.

As of March 1, 2017, we own 12 issued U.S. patents, and 14 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or U.S. PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued patents will expire on dates ranging from 2020 to 2032. However, the actual protection afforded by a patent varies on a claim by claim and country to country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the United States and elsewhere are published only after 18 months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to ZGN-1061 and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

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

Obesity

Surgical Approaches

Surgical approaches to treat obesity are becoming increasingly accepted and are believed to be the main form of competition to ZGN-1061 in this indication. Bariatric surgery eligibility criteria generally identify surgical candidates as those patients with BMIs greater than 40 kg/m2, or those with BMIs over 35 kg/m2 who also have a significant and uncontrolled co-morbid condition. Other potential competitors in the obesity market include bariatric service providers, and other potential approaches which utilize various implantable devices or surgical tools that have been approved by the FDA, such as EnteroMedics Inc.’s recently FDA-approved (January 2015) VBlock Therapy, or that are in development by companies such as Allergan, Inc., Boston Scientific Corporation, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson and Medtronic, Inc.

Existing Obesity Drugs

In addition, ZGN-1061 may compete with orlistat, lorcaserin, phentermine/topiramate, bupropion/naltrexone and liraglutide, which are approved and currently marketed pharmaceutical products in the United States for the treatment of obesity. Several additional agents are also available in the United States (phentermine, phendimetrazine, benzphetamine and diethylpropion) however they are only indicated for short-term (a few weeks) administration. Overall, the available products are constrained in their ability to effectively treat patients with obesity either because of limitations in efficacy or because of safety restrictions.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late-stage clinical development. There are a number of other pharmaceutical, biotechnology and device companies that are pursuing treatments for obesity.

Existing Type 2 Diabetes Drugs

Biguanides (metformin) is first line pharmacotherapy for the treatment of type 2 diabetes primarily due to the extensive experience, low cost and favorable benefit risk associated with it. While metformin is likely to remain the initial choice for the treatment of type 2 diabetes, ZGN-1061 will compete with sulfonylureas, GLP-1 receptor agonists, DPP4 inhibitors, SGLT2 inhibitors, thiazoladinediones, insulin, and various combination products. Although these pharmacotherapies are all effective to some extent in the treatment of type 2 diabetes, they each have notable limitations, and have not been found to halt the progression of type 2 diabetes. Therefore, additional effective and durable options are needed.

There are a number of pharmaceutical and biotechnology companies that have type 2 diabetes drugs that are pursuing products with unique mechanisms of action for the treatment of type 2 diabetes.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as ZGN-1061. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls, withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates must be approved by the FDA through the New Drug application, or NDA, process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of extensive nonclinical, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its proposed indication;

•	Submission to the FDA of an NDA for a new drug;

•	A determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice requirements, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the pre-clinical study and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the clinical trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA, although additional Phase 3 clinical trials may be required for certain indications.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from animal or in vitro testing or other studies that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and manufacturers, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

Following clinical trial completion, clinical trial data are analyzed to assess safety and efficacy. The results of pre-clinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain proof of safety and efficacy, which is demonstrated by extensive pre-clinical and clinical testing. The application includes both negative or ambiguous results of pre-clinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. FDA approval of an NDA must be obtained before a drug may be offered for sale in the United States.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule for fiscal year 2017, the user fee for an application requiring clinical data, such as an NDA, is $2,038,100. PDUFA also imposes an annual product fee for human drugs of $97,750 and an annual establishment fee of $512,200 on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date in which to complete its initial review of a standard new molecular-entity NDA and respond to the applicant, and six months from the filing date for a priority new molecular-entity NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the drug, such as:

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

Additionally, a drug or biological product may be eligible for designation as a Breakthrough Therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoint. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process.

Pediatric Clinical Trials

The Food and Drug Administration Safety and Innovation Act, or FDASIA, was signed into law on July 9, 2012, and amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical or biotechnology company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, voluntary recall or withdrawal of the product from the market.

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, voluntary recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the voluntary recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, minus any time the applicant did not act with due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a clinical trial.

European Union Drug Development

In the European Union, our future products may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the clinical trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation will apply by October 2018. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European

Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, enacted in March 2010, has a significant impact on the health care industry. The ACA is intended to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid programs and makes changes to the coverage requirements under the Medicare Part D program. Pharmaceutical manufacturers are required to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to annually report this information to CMS which posts the information on its website. The new presidential administration has indicated that enacting changes to the ACA is a legislative priority, and has alternatively discussed repealing and replacing the ACA. We do not know at this time what implications such changes, if enacted, would have on the ACA’s current requirements or on our future business. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Employees

As of March 1, 2017, we employed 32 full-time employees, including 25 in research and development and 7 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, or Annual Report, and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently depend almost entirely on the success of one product candidate, ZGN-1061, which is currently in Phase 1 clinical development. We cannot be certain that we will be able to obtain regulatory approval for ZGN-1061, or successfully commercialize ZGN-1061 if approved.

We currently have only one product candidate, ZGN-1061, in Phase 1 clinical development in the Netherlands, and our business currently depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. In order to conduct clinical trials in the United States we need to file an Investigational New Drug application, or IND with the U.S. Food and Drug Administration, or FDA. Because our business is almost entirely dependent upon this one product candidate, any setback in our pursuit of regulatory approval for ZGN-1061 would have a material adverse effect on our business and prospects. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Furthermore, we are not permitted to market ZGN-1061 in the United States until we receive approval of a New Drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. Pursuant to the FDA’s draft guidance documents to industry related to the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug in an NDA, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials of one-year duration. Development of diabetes drugs requires approximately 2,500 subjects randomized to active doses of the product with 1,300 to 1,500 subjects exposed for a year and 300 to 500 subjects exposed for 18 months in order to estimate the safety of the drug in an NDA. In addition, it is anticipated that the FDA may require that their guidance for assessment of cardiovascular risk with diabetes products be followed which may require testing of 5,000 to 10,000 subjects. Meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal clinical trials. Accordingly, obtaining approval of an NDA or Marketing Authorisation Application, or MAA, is a complex, lengthy, expensive and uncertain process.

The FDA and certain European regulatory authorities may delay, limit or deny approval of ZGN-1061 for many reasons, including, among others:

•	the FDA may not accept our IND for ZGN-1061 or may put it on clinical hold;

•	we may not be able to demonstrate that ZGN-1061 is safe and effective to the satisfaction of the FDA and the European Medicines Agency, or EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or pre-clinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of ZGN-1061;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that ZGN-1061’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA could require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements that limit the promotion, advertising, distribution, or sales of ZGN-1061;

•	the FDA and EMA may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

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

Our lead product candidate, ZGN-1061, is a MetAP2 inhibitor currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. Our previous product candidate, beloranib, was a MetAP2 inhibitor focused on the treatment of obesity and hyperphagia in patients with Prader-Willi syndrome, or PWS, and hypothalamic injury-associated obesity, or HIAO. The IND for beloranib was placed on full clinical hold in December 2015 by the FDA as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to placebo in our clinical trials. In July 2016, we announced that we were suspending development of beloranib as we had determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061.

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

Favorable results from our pre-clinical studies of ZGN-1061 may not necessarily be predictive of the results from clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar activity in mouse and rat models of obesity compared to beloranib. Toxicology studies in rats, rabbits and dogs have shown that ZGN-1061 is not exhibiting any testicular safety signals and activation of thrombosis-related biochemical markers compared to beloranib, which showed testicular toxicity and pro-thrombotic effects with a very low therapeutic margin and no margin for embryofetal toxicity. However, we can provide no assurance that the results of this pre-clinical development program will be replicated in clinical trials of ZGN-1061. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical and early-stage development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidate, beloranib, after achieving positive results in pre-clinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of ZGN-1061. The setbacks in later-stage clinical development have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or ununderstood adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our clinical trials of ZGN-1061, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with beloranib versus placebo include diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 as we saw with beloranib, and therefore, we will study many of these parameters in pre-clinical and clinical development for ZGN-1061.

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

Despite the guidance we may receive from the FDA and EMA, both of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe may deny permission to pursue clinical trials and/or indications we want to initiate;

•	delays in regulatory filings or receiving regulatory approvals of INDs, or clinical trial authorization applications, or CTAs, that may be required;

•	unfavorable results from our pre-clinical and /or non-clinical studies, or the FDA or EMA may require additional pre-clinical and /or non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States or the European Union;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our previous clinical trials for beloranib;

•	the FDA or EMA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	reports from pre-clinical, non-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBs, or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or EMA that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial clinical hold or a full clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing pre-clinical studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials of ZGN-1061 may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program or the FDA or EMA may impose additional clinical trial and/or pre-clinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, and issued draft guidance on developing products for treatment of diabetes in February 2008 but these guidance documents may be revised in the near future. In December 2008, FDA established guidance on evaluating cardiovascular risk of new therapies for the treatment of type 2 diabetes. In March 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met to discuss possible changes to how the FDA evaluates the cardiovascular safety of weight-management drugs and although new guidance has not been issued yet it may occur at any time. Amendments to our clinical trial protocols would require resubmission to the FDA or EMA, as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or pre-clinical studies, the commercial prospects for ZGN-1061 may be harmed and our ability to generate product revenue will be delayed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with requirements for Good Clinical Practice, or GCPs, which are legal requirements enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites, IRBs, and other vendors that may be involved in the clinical development of new products. If we or our investigators or CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMPs’ regulations, to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, up to and including, civil and criminal penalties.

Although we do design our clinical trials for ZGN-1061, investigators and CROs conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the investigators or CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of ZGN-1061 may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these investigators or CROs devote to our program or ZGN-1061. If we are unable to rely on clinical data collected by our investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party investigators or CROs terminate, we may not be able to enter into arrangements with alternative investigators or CROs in a timely manner, or at all. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize ZGN-1061. As a result, our financial results and the commercial prospects for ZGN-1061 in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for ZGN-1061, and we intend to rely on third parties to produce commercial supplies of ZGN-1061 and pre-clinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of ZGN-1061, or any future product candidates, for use in the conduct of our pre-clinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our CMOs to manufacture the active drug substance and final drug product must be approved by our quality assurance unit and inspected by the FDA and other comparable foreign regulatory agencies.

We rely on our CMOs to comply with cGMPs for manufacture of raw materials, active drug substance and finished drug products. If our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or applicable foreign regulatory agencies, the CMOs will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. While we manage our quality expectations through an audit program for our vendors and suppliers, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, our CMOs are engaged with third party vendors to supply and/or manufacture starting materials or components for them, which exposes our CMOs to regulatory risks for the production of such materials and components. As a result, failure to satisfy the regulatory requirements for the production of those materials and components may affect the regulatory clearance of our CMOs’ facilities generally. If the FDA or an applicable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates.

We rely completely on third-party suppliers to manufacture our pre-clinical and clinical drug supplies for ZGN-1061. Currently each batch of ZGN-1061 is individually contracted under a work order, which is governed by a quality and service agreement. The current drug substance manufacturing process will support pre-clinical studies and early clinical trials and will be further optimized to support advanced clinical development and commercialization. Current drug substance in inventory is expected to support Phase 1 clinical development and initiate Phase 2 clinical trials. The current drug product formulation has limited shelf life and is designed to support Phase 1 clinical development. A new formulation with longer shelf life is currently in development to support Phase 2 clinical development. The Phase 2 product is currently being manufactured at our drug product CMO.

Even if we receive marketing approval for ZGN-1061 in the United States, we may never receive regulatory approval to market ZGN-1061 outside of the United States.

We intend to pursue marketing approval of ZGN-1061 in the United States, the European Union and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or pre-clinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. In addition, on June 23, 2016, a majority of voters in the United Kingdom elected by referendum to leave the European Union, or Brexit. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which European Union laws to replace or replicate. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market ZGN-1061 in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of ZGN-1061, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZGN-1061, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•	The federal false claims laws impose criminal and civil penalties, including those from civil whistleblower or qui tam actions pursuant to the federal False Claims Act, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•	The federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

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

Our lead product candidate ZGN-1061 is in Phase 1 clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence later-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund operations for a period of at least one year from the issuance date of this Annual Report, but we may need to raise more funds to continue development and commercialization of ZGN-1061 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

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

As of March 1, 2017, we own one pending U.S. patent application, one pending Patent Cooperation Treaty, or PCT, patent application, and two pending U.S. provisional patent applications that relate to ZGN-1061.

As of March 1, 2017, we own 12 issued U.S. patents, and 14 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

In July 2016, our board of directors approved the suspension of further development of beloranib and a restructuring plan, pursuant to which our workforce was reduced by approximately 31% as of December 2016. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize ZGN-1061. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize ZGN-1061 successfully would be negatively affected.

Our future success depends on our ability to retain our executive officers, and particularly our current President and Chief Executive Officer, and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Thomas E. Hughes, our President and Chief Executive Officer. We have entered into a severance and change in control agreement with Dr. Hughes, but he may terminate his employment with us at any time. Although we do not have any reason to believe that we will lose the services of Dr. Hughes in the foreseeable future, the loss of his services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-man life insurance on Dr. Hughes.

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

The use of beloranib and ZGN-1061 in clinical trials and the sale of ZGN-1061, if developed and approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with ZGN-1061. For example, we may be sued if any product we develop allegedly causes injury or death or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $49.1 million and $35.9 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2016, we did not record deferred tax assets of $12.8 million (gross) that were attributable to stock option exercises which will be recorded as an increase in additional paid in capital once they are realized in accordance with accounting for stock-based compensation awards. These deductions are not reflected in the federal and state net operating loss carryforwards and the capitalized research and development expense deferred tax assets in the amounts of $9.4 million, $7.2 million, and $3.4 million, respectively. As of December 31, 2016, we also had available tax credit carryforwards for federal and state income tax purposes of $13.1 million and $1.9 million, respectively, which begin to expire in 2026 and 2021, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Our follow-on public offering, initial public offering, or IPO, private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our recent follow-on public offering, IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our MetAP2 platform. Although ZGN-1061 is currently in clinical development, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans or expand our internal efforts and growth.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

We may also be restricted under existing license agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the U.S.. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities, and require devotion of a substantial amount of our time to managing these expansion activities.

In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $57.9 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $237.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061 and ZGN-839, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue. In addition, if and when we obtain marketing approval for ZGN-1061, we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 into later stage clinical trials. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061 or any of our other product candidates, as well as the progress we make in selling ZGN-1061 or any of our other product candidates, we may require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061 or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of December 31, 2016, our cash, cash equivalents and marketable securities were $129.2 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Annual Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2016 to December 31, 2016 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $10.04 to a low of $2.93 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from pre-clinical studies and clinical trials of ZGN-1061 and/or other product candidates;

•	the failure of the FDA to accept our planned IND for ZGN-1061;

•	the failure of the FDA or the EMA to approve ZGN-1061;

•	our ability to establish an adequate safety margin and profile for ZGN-1061, including risk of serious thromboembolic events;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other type 2 diabetes or weight loss therapies;

•	regulatory or legal developments in the United States and other countries;

•	failure of ZGN-1061, if successfully developed and approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on January 5, 2017, the parties completed briefing in connection with the appeal. The hearing on the plaintiffs’ appeal was held on March 7, 2017.

Our executive officers, directors, and principal stockholders exercise significant control over our company.

As of December 31, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 35.4% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on January 5, 2017, the parties completed briefing in connection with the appeal. The hearing on the plaintiffs’ appeal was held on March 7, 2017.

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

Not applicable.

ITEM 2. PROPERTIES

We have leased approximately 5,952 square feet of office space at 175 Portland Street, 4th Floor, Boston, Massachusetts from May 15, 2014 to July 31, 2017, with an option to extend for three additional years. We have also leased an additional approximately 2,976 square feet of office space on the second floor of the same location from April 15, 2015 to July 31, 2017, with two options to extend the lease for three additional years each. In January 2017, we extended the leases for both office spaces in Boston, Massachusetts with new terms expiring on July 31, 2020. We are currently in negotiations regarding the financial terms of these extensions. In addition, with the landlord’s consent, we have subleased the 2,976 square feet of office space on the second floor to an unrelated third party beginning on January 1, 2017 and expiring on December 31, 2017. We have also leased 3,079 square feet of office space in San Diego, California, from October 1, 2015 to September 30, 2019, with an option to extend the lease for five additional years. We believe that our existing facilities are adequate for our current needs. When our leases expire, we may renew the existing leases or look for additional or alternate space for our operations. We believe that any additional space we may require will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the our allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, we filed a motion to dismiss the amended complaint. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on January 5, 2017, the parties completed briefing in connection with the appeal. The hearing on the plaintiffs’ appeal was held on March 7, 2017.

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

	High	Low
2015
First Quarter	$55.36	$30.56
Second Quarter	$41.04	$28.75
Third Quarter	$47.98	$30.75
Fourth Quarter	$36.09	$5.43

2016
First Quarter	$12.18	$5.34
Second Quarter	$8.28	$5.54
Third Quarter	$7.10	$2.90
Fourth Quarter	$3.83	$2.89

On March 1, 2017, the last reported sales price of our common stock on the Nasdaq Global Market was $4.02 and as of March 1, 2017, there were approximately 26 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

The following graph shows the total stockholder return of an investment of $100 in cash on June 19, 2014 (the first day of trading of our common stock), through December 31, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	39,936	54,618	27,391	9,561	11,544
General and administrative	18,289	19,195	8,141	4,219	2,247

Total operating expenses	58,225	73,813	35,532	13,780	13,791

Loss from operations	(58,225)	(73,813)	(35,532)	(13,780)	(13,791)

Other income (expense):
Interest income	894	438	28	—	—
Interest expense	(529)	(806)	(870)	—	(97)
Foreign currency transaction gains (losses), net	(18)	(105)	(104)	(247)	8

Total other income (expense), net	347	(473)	(946)	(247)	(89)

Net loss	(57,878)	(74,286)	(36,478)	(14,027)	(13,880)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(92)	(213)	(67)

Net loss attributable to common stockholders	$(57,878)	$(74,286)	$(36,570)	$(14,240)	$(13,947)

Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.12)	$(2.78)	$(3.00)	$(19.53)	$(19.65)

Weighted average common shares outstanding, basic and diluted	27,298	26,756	12,189	729	710

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$129,194	$185,079	$115,462	$35,517	$9,935
Working capital (2)	121,005	171,567	110,297	34,443	7,394
Total assets	131,621	189,106	117,519	38,138	10,986
Notes payable, net of discount, long term	—	3,453	6,177	—	—
Redeemable convertible preferred stock	—	—	—	103,797	62,785
Total stockholders’ equity (deficit)	121,727	169,110	104,441	(68,574)	(54,729)

(1)	See Note 9 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K, or Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described, in or implied by, these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section entitled “Risk Factors.”

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by metabolic diseases including type 2 diabetes and obesity. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. We are conducting a Phase 1 clinical trial of ZGN-1061 in the Netherlands, and have completed dosing patients in the single ascending dose, or SAD, portion and are currently dosing patients in the multiple ascending dose, or MAD, portion. This clinical trial is evaluating ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of weight loss efficacy over four weeks of treatment. We currently expect to complete dosing the patients in this Phase 1 clinical trial by the end of the first quarter of 2017, and report results early in the second quarter of 2017.

On July 19, 2016, we announced that we were refocusing our resources on the development of ZGN-1061 and suspended further development of beloranib, a first generation MetAP2 inhibitor, that we had been developing as a treatment for obesity and hyperphagia in Prader-Willi syndrome, or PWS, and for hypothalamic injury-associated obesity, or HIAO. The Investigational New Drug application, or IND, for beloranib was placed on full clinical hold in December 2015 by the U.S. Food and Drug Administration, or FDA, as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials. To address the full clinical hold, we held a Type A meeting with the FDA in June 2016 to discuss the clinical and pre-clinical data for beloranib, as well as a proposed risk mitigation strategy for beloranib in PWS. Following our discussions with the FDA, a comprehensive review of our assets and clinical programs, and review of other considerations, we determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061. In connection with our corporate refocusing, we also reduced our workforce by approximately 31% as of December 2016. In addition, in January 2016, we withdrew the IND submitted to the FDA for ZGN-839, a liver targeted MetAP2 inhibitor for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, in order to further support the submission package with additional preclinical and clinical data requested by the FDA, and in October 2016, we suspended further development of ZGN-839. We are now focusing all of our personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors.

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

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting pre-clinical safety concerns observed with beloranib, including teratogenicity and effects on testicular function. To date, the compound has similar efficacy, potency, and range of activity in animal models of obesity as beloranib, but displays highly differentiated properties and improved safety margins in pre-clinical studies, supporting the value of the compound as a more highly optimized MetAP2 inhibitor. Further, the compound displays improved safety margins relative to beloranib for effects on thrombosis in dogs, an effect that correlates with reduced impact on endothelial cell proliferation in vitro.

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

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $237.5 million as of December 31, 2016. Our net loss was $57.9 million, $74.3 million and $36.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Annual Report. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, related benefits and stock-based compensation for employees engaged in scientific research and development functions;

•	third-party contract costs relating to research, formulation, manufacturing, pre-clinical studies and clinical trial activities;

•	external costs of outside consultants;

•	payments made under our third-party licensing agreements;

•	sponsored research agreements;

•	laboratory consumables; and

•	allocated facility-related costs.

We are currently primarily focused on developing ZGN-1061 and typically use our employee, consultant and infrastructure resources across our reach and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase in the foreseeable future as we pursue later stages of clinical development of our product candidates.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of clinical trials and other research and development activities;

•	clinical trial results;

•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation;

•	the timing and receipt of any regulatory approvals; and

•	the FDA’s or other regulatory authority’s influence on clinical trial design.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property. We expect that general and administrative expenses will decrease during 2017 as compared to 2016 primarily due to reduced headcount and related costs.

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

Income Taxes

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $49.1 million and $35.9 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2016, we did not record deferred tax assets of $12.8 million (gross) that were attributable to stock option exercises which will be recorded as an increase in additional paid in capital once they are realized in accordance with accounting for stock-based compensation awards. These deductions are not reflected in the federal and state net operating loss carryforwards and the capitalized research and development expense deferred tax assets in the amounts of $9.4 million, $7.2 million, and $3.4 million, respectively. As of December 31, 2016, we also had available tax credit carryforwards for federal and state income tax purposes of $13.1 million and $1.9 million, respectively, which begin to expire in 2026 and 2021, respectively.

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

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	2016	2015	2014
Risk-free interest rate	1.40%	1.75%	1.90%
Expected term (in years)	6.18	6.25	6.25
Expected volatility	87%	87%	90%
Expected dividend yield	0%	0%	0%

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$3,543	$2,930	$490
General and administrative	6,390	5,652	1,063

	$9,933	$8,582	$1,553

As of December 31, 2016, we had an aggregate of $14.1 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	39,936	54,618	(14,682)
General and administrative	18,289	19,195	(906)

Total operating expenses	58,225	73,813	(15,588)

Loss from operations	(58,225)	(73,813)	15,588

Other income (expense):
Interest income	894	438	456
Interest expense	(529)	(806)	277
Foreign currency transaction gains (losses), net	(18)	(105)	87

Total other income (expense), net	347	(473)	820

Net loss	$(57,878)	$(74,286)	$16,408

Research and development expenses

	Year Ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$5,242	$11,676	$(6,434)
Clinical trials	8,393	17,893	(9,500)

Subtotal	13,635	29,569	(15,934)
Second-generation MetAP2 inhibitors, including ZGN-1061	7,593	5,842	1,751
ZGN-839	858	4,854	(3,996)
Discovery and screening	393	—	393

Subtotal	22,479	40,265	(17,786)

Unallocated expenses:
Personnel related	8,694	6,122	2,572
Non-cash stock-based compensation	3,543	2,930	613
Consultants	3,256	3,772	(516)
Other	1,964	1,529	435

Subtotal	17,457	14,353	3,104

Total research and development expenses	$39,936	$54,618	$(14,682)

Research and development expenses for the year ended December 31, 2016 decreased $14.7 million compared to the year ended December 31, 2015. The decrease was primarily due to a $15.9 million decrease in our beloranib program, and a decrease of $4.0 million associated with our ZGN-839 program, partially offset by increased costs of $3.1 million associated with our unallocated expenses and increased costs of $1.8 million in second-generation MetAP2 inhibitors, primarily related to ZGN-1061.

Of the decrease in our beloranib program, clinical trials and related expenses for beloranib decreased by $9.5 million period over period as a result of the status of our clinical trials in 2016 and 2015. During the year ended December 31, 2016, we reported top-line clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS. Prior to the FDA placing the IND for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these clinical trials in October 2015. In July 2016, we announced the suspension of our beloranib program. During the year ended December 31, 2015, both of the clinical trials noted above were ongoing, enrolling and dosing patients. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $0.3 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively. The decrease in pre-clinical and manufacturing of $6.4 million period over period is due to stage of development as well as the fact that the beloranib IND was on full clinical hold during 2016, and in July 2016, we announced the suspension of our beloranib program. The decrease in ZGN-839 costs of $4.0 million period over period is due to the withdrawal of our IND in January 2016 in order to generate data from additional pre-clinical studies requested by the FDA. In October 2016, we suspended further development of ZGN-839. We are focusing all of our personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors.

Costs associated with our second-generation MetAP2 inhibitors, primarily related to ZGN-1061 increased period over period by $1.8 million. The work in 2016 was specific to ZGN-1061, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Additionally, in the third quarter of 2016 we initiated the Phase 1 clinical trial for ZGN-1061. During the 2015 period, we were conducting research and screening activities on a number of second-generation MetAP2 inhibitors.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $2.6 million, $0.6 million in non-cash stock-based compensation expense, and $0.4 million in other costs, partially offset by a decrease of $0.5 million in consultants. Personnel related expense increases resulted primarily from severance expense of $0.5 million as well as an increase in the number of employees for the first and second quarters of the 2016 period over the 2015 period. Subsequently, we had a reduction in workforce which took place in July 2016. Non-cash stock-based compensation expense was impacted by an increase in the annual stock option grant to employees during late March 2016. Other unallocated expenses were driven by increases in travel expenses and facilities expenses. Consultant costs decreased primarily related to our beloranib program which we suspended in July 2016.

General and administrative expenses

	Year Ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Personnel related	$4,401	$4,285	$116
Non-cash stock-based compensation	6,390	5,652	738
Professional fees	5,489	7,037	(1,548)
Other	2,009	2,221	(212)

Total general and administrative expenses	$18,289	$19,195	$(906)

General and administrative expenses for the year ended December 31, 2016 decreased $0.9 million compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in professional fees of $1.5 million primarily due to the fact that we were no longer working on branding and commercial-readiness related to PWS as we were on clinical hold throughout 2016, and then in July 2016 we suspended the development of our beloranib program. This decrease was partially offset by increased non-cash stock-based compensation expense of $0.7 million and increased personnel related costs of $0.1 million. The increase in non-cash stock-based compensation expense was due to the annual stock option grant to employees during late March 2016 as well as the annual board of director’s grant in late June 2016. Personnel related costs increased period over period primarily due to severance expense of $0.9 million, partially offset by a reversal of part of the 2015 bonus expense during 2016, as executive officers were not paid a bonus during 2016, as well as an overall decrease in headcount.

Other income (expense), net

Interest expense. Interest expense for the years ended December 31, 2016 and 2015 of $0.5 million and $0.8 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.9 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction losses of less than $0.1 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	54,618	27,391	27,227
General and administrative	19,195	8,141	11,054

Total operating expenses	73,813	35,532	38,281

Loss from operations	(73,813)	(35,532)	(38,281)

Other income (expense):
Interest income	438	28	410
Interest expense	(806)	(870)	64
Foreign currency transaction gains (losses), net	(105)	(104)	(1)

Total other income (expense), net	(473)	(946)	473

Net loss	$(74,286)	$(36,478)	$(37,808)

Research and development expenses

	Year Ended December 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Pre-clinical and manufacturing	$11,676	$8,077	$3,599
Clinical trials	17,893	4,642	13,251
Licensing, milestone and licensing maintenance fees	—	7,019	(7,019)

Subtotal	29,569	19,738	9,831
ZGN-839	4,854	1,086	3,768
Second-generation MetAP2 inhibitors	5,842	476	5,366

Subtotal	40,265	21,300	18,965

Unallocated expenses:
Personnel related	6,122	2,771	3,351
Non-cash stock-based compensation	2,930	490	2,440
Consultants	3,772	2,359	1,413
Other	1,529	471	1,058

Subtotal	14,353	6,091	8,262

Total research and development expenses	$54,618	$27,391	$27,227

Research and development expenses for the year ended December 31, 2015 increased $27.2 million compared to the year ended December 31, 2014. The increase was primarily due to increased costs of $9.8 million associated with our beloranib program, $8.3 million in our unallocated expenses, $5.4 million associated with our work on second-generation MetAP2 inhibitors and $3.8 million associated with our ZGN-839 program. Of the increase in our beloranib program, clinical trial expenses for beloranib increased by $13.3 million period over period as a result of timing of our clinical trials in 2015 and 2014. During the year ended December 31, 2015, we had two ongoing clinical trials, our Phase 2b trial in patients with severe obesity complicated by type 2 diabetes (which achieved full enrollment of 152 patients in August 2015) and our U.S. Phase 3 trial in patients with PWS (which achieved full enrollment of 108 patients in May 2015). Prior to the FDA placing the IND for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these clinical trials in October 2015, following the partial clinical hold. During the year ended December 31, 2014, we had two ongoing clinical trials, however the number of patients varied greatly; our Phase 2a trial in patients with obesity caused by injury to the hypothalamus had a total of 14 patients (which achieved full enrollment in September 2014) and our U.S. Phase 3 trial in patients with PWS which had the first patient dosed in September of 2014 and had 33 patients enrolled as of December 31, 2014. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $1.4 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. Additionally, pre-clinical and manufacturing costs increased by $3.6 million over the prior period primarily as a result of increased costs for toxicology studies required for our planned New Drug application, or NDA, submission. These increases were partially offset by a decrease of $7.0 million in licensing, milestone and license maintenance fees due to the prior year achievement of a milestone related to the initiation of our Phase 3 clinical trial in beloranib, which we initiated in September 2014.

Unallocated expenses increased period over period primarily due to an increase in personnel related costs of $3.4 million, non-cash stock-based compensation of $2.4 million, $1.4 million in consultants and $1.1 million in other costs. Personnel related and non-cash stock-based compensation expenses increases resulted primarily from an increase in hiring. During 2015, we hired 17 new employees in research and development. Non-cash stock-

based compensation was also impacted by our first annual stock option grant to employees during 2015. Other unallocated expenses are also driven by the increase in new hires, primarily travel expenses and facilities expenses.

Costs related to both ZGN-839 and second-generation MetAP2 inhibitors increased as a result of our increased focus on our early-stage programs in 2015, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Additionally, we worked to submit an IND in the fourth quarter of 2015 for ZGN-839.

General and administrative expenses

	Year Ended December 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Personnel related	$4,285	$2,241	$2,044
Non-cash stock-based compensation	5,652	1,063	4,589
Professional fees	7,037	3,314	3,723
Other	2,221	1,523	698

Total general and administrative expenses	$19,195	$8,141	$11,054

General and administrative expenses for the year ended December 31, 2015 increased $11.1 million compared to the year ended December 31, 2014. The increase was primarily due to increased non-cash stock-based compensation of $4.6 million, increased professional and consulting fees of $3.7 million, personnel related costs of $2.0 million and increased other costs of $0.7 million period over period. The increase in non-cash stock-based compensation was due to granting additional stock-based awards to new hires and existing employees as well as an increase in the value of the awards. Professional and consulting fees increased primarily due to increased accounting and legal fees to support our operating as a public company and costs incurred for commercial-readiness activities related to PWS. Personnel related costs increased period over period primarily due to hiring additional employees. During 2015, we hired eight new employees in general and administrative roles. Other costs increased primarily due to increased insurance expense, travel, and information technology-related expenses to support our operating as a public company.

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash, cash equivalents and marketable securities totaling $129.2 million. We invest our cash in money market funds, commercial paper and corporate bonds, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of December 31, 2016, we had an accumulated deficit of $237.5 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(51,975)	$(59,554)	$(28,241)
Cash provided by (used in) investing activities	51,447	(92,118)	(57,315)
Cash (used in) provided by financing activities	(2,715)	129,164	108,142

Net (decrease) increase in cash and cash equivalents	$(3,243)	$(22,508)	$22,586

Net cash used in operating activities

During the year ended December 31, 2016, operating activities used $52.0 million of cash, resulting from our net loss of $57.9 million and changes in our operating assets and liabilities of $5.5 million, partially offset by non-cash charges of $11.4 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, our ZGN-1061 program, and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the year ended December 31, 2016, consisted primarily of stock-based compensation expense of $10.1 million. Net cash used in changes in our operating assets and liabilities during the year ended December 31, 2016, consisted primarily of a $6.9 million decrease in accounts payable and accrued expenses, partially offset by a $0.4 million decrease in prepaid expenses and other current assets and a $1.0 million decrease in tax incentive receivable.

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

Net cash provided by (used in) investing activities

During the year ended December 31, 2016, investing activities provided $51.4 million of cash resulting from proceeds from sales and maturities of marketable securities of $188.6 million, offset by the use of cash for purchases of marketable securities of $136.5 million and purchases of property and equipment of $0.7 million.

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

Net cash (used in) provided by financing activities

During the year ended December 31, 2016, financing activities used $2.9 million for payments related to our notes payable, partially offset by $0.2 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

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

We expect that our existing cash and cash equivalents and marketable securities as of December 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute their ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market ZGN-1061 that we would otherwise prefer to develop and market ourselves.

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $49.1 million and $35.9 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2016, we did not record deferred tax assets of $12.8 million (gross) that were attributable to stock option exercises which will be recorded as an increase in additional paid in capital once they are realized in accordance with accounting for stock-based compensation awards. These deductions are not reflected in the federal and state net operating loss carryforwards and the capitalized research and development expense deferred tax assets in the amounts of $9.4 million, $7.2 million, and $3.4 million, respectively. As of December 31, 2016, we also had available tax credit carryforwards for federal and state income tax purposes of $13.1 million and $1.9 million, respectively, which begin to expire in 2026 and 2021, respectively We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total (2) (3)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$488	$300	$188	$—	$—
Debt commitments (4)	3,774	3,774	—	—	—

	$4,262	$4,074	$188	$—	$—

(1)

We entered into an operating lease for office space in Boston, Massachusetts on May 15, 2014, effective as of July 28, 2014, with a term expiring on July 31, 2017, and an option to extend the lease for three additional years. In March 2015, we entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend the lease for three additional years each. In October 2015, we entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend the lease for five additional years. In January 2017, we extended the leases for both office spaces in Boston, Massachusetts, with new terms expiring on July 31, 2020. We are currently in ongoing negotiations regarding the financial terms of these extensions. In addition, we have subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on December 31, 2017 and we expect to receive approximately $0.1 million in sublease rental income.
(2)	We have acquired exclusive rights to develop patented compounds and related know-how under licensing agreements for beloranib with two third parties. The licensing rights obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are also responsible for patent prosecution costs. We are obligated to make future milestone payments under these agreements of up to $12.3 million, upon achieving certain pre-commercialization milestones, such as clinical trials and government approvals, and up to $12.5 million upon achieving certain product commercialization milestones. In addition, under one of the license agreements, we are obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. For the year ended December 31, 2014, we recorded an expense of $7.0 million in our consolidated financial statements, for milestones achieved under these licensing agreements during 2014. In addition, we will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. We are obligated to pay to the licensors a percentage of fees received if and when we sublicense the technologies. As of December 31, 2016, we had not yet developed a commercial product using the licensed technologies and we had not entered into any sublicense agreements for the technologies.
(3)	We enter into contracts in the normal course of business with clinical research organizations for clinical trials, pre-clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
(4)	Debt commitments include principal, interest, and a 6% final payment of the amounts drawn under the credit facility.

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

Recently Issued Accounting Pronouncements

Please read Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for a description of recent accounting pronouncements applicable to our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of December 31, 2016 consisted of cash, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of December 31, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.2 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statement of operations. Net foreign currency transaction losses of less than $0.1 million, $0.1 million and $0.1 million were recorded for the years ended December 31, 2016, 2015 and 2014, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of December 31, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the year ended December 31, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of December 31, 2016. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Zafgen, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Zafgen, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2017

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements

ZAFGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$32,352	$35,595
Marketable securities	96,842	149,484
Tax incentive receivable	347	1,323
Prepaid expenses and other current assets	1,358	1,708

Total current assets	130,899	188,110
Property and equipment, net	661	902
Other assets	61	94

Total assets	$131,621	$189,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,572	$7,495
Accrued expenses	3,733	6,112
Notes payable, current	3,589	2,936

Total current liabilities	9,894	16,543
Notes payable, net of discount, long-term	—	3,453

Total liabilities	9,894	19,996

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2016 and 2015; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2016 and 2015; 27,332,551 and 27,242,503 shares issued and outstanding as of December 31, 2016 and 2015, respectively	27	27
Additional paid-in capital	359,329	348,961
Accumulated deficit	(237,549)	(179,671)
Accumulated other comprehensive loss	(80)	(207)

Total stockholders’ equity	121,727	169,110

Total liabilities and stockholders’ equity	$131,621	$189,106

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$—	$—

Operating expenses:
Research and development	39,936	54,618	27,391
General and administrative	18,289	19,195	8,141

Total operating expenses	58,225	73,813	35,532

Loss from operations	(58,225)	(73,813)	(35,532)

Other income (expense):
Interest income	894	438	28
Interest expense	(529)	(806)	(870)
Foreign currency transaction gains (losses), net	(18)	(105)	(104)

Total other income (expense), net	347	(473)	(946)

Net loss	(57,878)	(74,286)	(36,478)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(92)

Net loss attributable to common stockholders	$(57,878)	$(74,286)	$(36,570)

Net loss per share attributable to common stockholders, basic and diluted	$(2.12)	$(2.78)	$(3.00)

Weighted average common shares outstanding, basic and diluted	27,297,934	26,756,079	12,189,155

Comprehensive loss:
Net loss	$(57,878)	$(74,286)	$(36,478)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	127	(172)	(35)

Total other comprehensive loss	127	(172)	(35)

Total comprehensive loss	$(57,751)	$(74,458)	$(36,513)

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, B, C, D and E Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balances at December 31, 2013	94,483,404	$103,797	729,391	$1	$332	$(68,907)	$—	$(68,574)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $1	204,101	442	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	92	—	—	(92)	—	—	(92)
Conversion of redeemable convertible preferred stock to common stock	(94,687,505)	(104,331)	15,077,621	15	104,316	—	—	104,331
Issuance of common stock	—	—	6,900,000	7	100,157	—	—	100,164
Issuance of common stock upon exercise of stock options	—	—	398	—	3	—	—	3
Issuance of common stock in lieu of milestone payment	—	—	171,750	—	3,569	—	—	3,569
Stock-based compensation expense	—	—	—	—	1,553	—	—	1,553
Unrealized loss on marketable securities	—	—	—	—	—	—	(35)	(35)
Net loss	—	—	—	—	—	(36,478)	—	(36,478)

Balances at December 31, 2014	—	—	22,879,160	23	209,838	(105,385)	(35)	104,441
Issuance of common stock	—	—	3,942,200	4	129,567	—	—	129,571
Issuance of common stock upon exercise of stock options and employee stock purchase plan	—	—	418,241	—	974	—	—	974
Issuance of restricted stock units	—	—	2,902	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,582	—	—	8,582
Unrealized loss on marketable securities	—	—	—	—	—	—	(172)	(172)
Net loss	—	—	—	—	—	(74,286)	—	(74,286)

Balances at December 31, 2015	—	—	27,242,503	27	348,961	(179,671)	(207)	169,110
Issuance of common stock upon exercise of stock options and employee stock purchase plan	—	—	72,663	—	220	—	—	220
Issuance of common stock			5,564	—	35			35
Issuance of restricted stock units	—	—	11,821	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,113	—	—	10,113
Unrealized gain on marketable securities	—	—	—	—	—	—	127	127
Net loss	—	—	—	—	—	(57,878)	—	(57,878)

Balances at December 31, 2016	—	$—	27,332,551	$27	$359,329	$(237,549)	$(80)	$121,727

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(57,878)	$(74,286)	$(36,478)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,113	8,582	1,553
Non-cash interest expense	43	62	46
Depreciation expense	212	70	16
Loss on disposal of research and development equipment	328	—	—
Common stock issued in lieu of milestone payment	—	—	3,569
Unrealized foreign currency transaction losses	6	82	93
Premium on marketable securities, net	(340)	(2,036)	(225)
Amortization of premium on marketable securities	1,037	1,243	31
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	413	(363)	(1,121)
Tax incentive receivable	970	(1,014)	1,133
Accounts payable	(4,625)	4,914	815
Accrued expenses	(2,254)	3,192	2,327

Net cash used in operating activities	(51,975)	(59,554)	(28,241)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	188,600	195,987	—
Purchases of marketable securities	(136,528)	(287,491)	(57,200)
Purchases of property and equipment	(660)	(595)	(58)
Deposits for leased property	35	(19)	(57)

Net cash provided by (used in) investing activities	51,447	(92,118)	(57,315)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	442
Proceeds from issuance of notes payable, net of issuance costs	—	—	7,386
Payments of debt offering costs	—	—	(49)
Repayments of notes payable	(2,935)	(1,381)	—
Proceeds from exercise of common stock options and employee stock purchase plan	220	974	3
Proceeds from public offerings, net of commissions and underwriting discounts	—	130,044	102,672
Payments of public offering costs	—	(473)	(2,312)

Net cash (used in) provided by financing activities	(2,715)	129,164	108,142

Net (decrease) increase in cash and cash equivalents	(3,243)	(22,508)	22,586
Cash and cash equivalents at beginning of period	35,595	58,103	35,517

Cash and cash equivalents at end of period	$32,352	$35,595	$58,103

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption values	$—	$—	$92

Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$148

Property and equipment included in accounts payable	$—	$298	$—

Conversion of redeemable preferred stock to common stock	$—	$—	$104,331

Conversion of milestone liabilities to common stock	$—	$—	$3,569

Supplemental disclosure of cash flow information:
Cash paid for interest	$388	$584	$632

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

On July 19, 2016, the Company announced that it was refocusing its resources on the development of ZGN-1061 and suspending further development of beloranib, a first generation MetAP2 inhibitor, that it had been developing as a treatment for obesity and hyperphagia in Prader-Willi syndrome (“PWS”) and for hypothalamic injury-associated obesity (“HIAO”). The beloranib Investigational New Drug application (“IND”), was placed on full clinical hold in December 2015 by the U.S. Food and Drug Administration (“FDA”) as a result of an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in the Company’s clinical trials. To address the full clinical hold, the Company held a Type A meeting with the FDA in June 2016 to discuss the clinical and pre-clinical data for beloranib, as well as a proposed risk mitigation strategy for beloranib in PWS. Following its discussions with the FDA, a comprehensive review of the Company’s assets and clinical programs, and review of other considerations, the Company determined that the obstacles, costs and development timelines to obtain marketing approval for beloranib were too great to justify additional investment in the program, particularly given the promising emerging profile of ZGN-1061. In connection with its corporate refocusing, the Company reduced its workforce by approximately 31% as of December 2016. In addition, in January 2016, the Company withdrew the IND submitted to the FDA for ZGN-839, a liver targeted MetAP2 inhibitor for the treatment of nonalcoholic steatohepatitis, or NASH, and abdominal obesity, in order to further support the submission package with additional preclinical and clinical data requested by the FDA, and in October 2016, the Company suspended further development of ZGN-839. The Company is now focusing all of its personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2016, the Company had an accumulated deficit of $237.5 million. From its inception through December 31, 2016, the Company received net proceeds of $333.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offering in January 2015. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $129.2 million as of December 31, 2016 will be sufficient to fund its anticipated level of operations and capital expenditures for a period of at least one year from the issuance date of this Annual Report.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market funds, U.S. government securities, corporate bonds, and commercial paper, are stated at fair value.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company has all cash, cash equivalents and marketable securities balances at two accredited financial institutions in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing novel therapeutics for patients suffering from type 2 diabetes, severe obesity and obesity-related disorders. No revenue has been generated since inception, and all tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2016, 2015 and 2014, the Company’s only element of other comprehensive loss was unrealized gain or loss on marketable securities.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning January 1, 2018. The Company could early adopt the standard for the year ending December 31, 2017. The Company plans to early adopt the standard as of January 1, 2017, although there is no impact of this new guidance on its consolidated financial statements as it does not currently have any revenue generating arrangements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard was effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis and will be effective on January 1, 2017. Early adoption is permitted. The Company elected to early adopt this guidance on December 31, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance allows for adoption on either a prospective or retrospective basis and will be effective on January 1, 2017. Early adoption is permitted. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

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

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2016 and 2015, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2016 and 2015:

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$22,091	$22,091	$—	$—
Commercial paper	2,997	—	2,997	—
Corporate bonds	1,500	—	1,500	—

Total cash equivalents	26,588	22,091	4,497	—

Marketable securities:
Corporate bonds	69,622	—	69,622	—
Commercial paper	27,220	—	27,220	—

Total marketable securities	96,842	—	96,842	—

Total cash equivalents and marketable securities	$123,430	$22,091	$101,339	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$13,231	$13,231	$—	$—
U.S. government securities	4,999	—	4,999	—
Commercial paper	4,697	—	4,697	—
Corporate bonds	3,000	—	3,000	—

Total cash equivalents	25,927	13,231	12,696	—

Marketable securities:
Corporate bonds	125,516	—	125,516	—
Commercial paper	19,468	—	19,468	—
U.S. government securities	4,500	—	4,500	—

Total marketable securities	149,484	—	149,484	—

Total cash equivalents and marketable securities	$175,411	$13,231	$162,180	$—

The carrying amounts reflected in the consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2016 and 2015:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$68,777	$—	$(54)	$68,723
Corporate bonds (due after 1 year through 2 years)	901	—	(2)	899
Commercial paper (due within 1 year)	27,244	—	(24)	27,220

	$96,922	$—	$(80)	$96,842

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$112,828	$1	$(169)	$112,660
Corporate bonds (due after 1 year through 2 years)	12,885	3	(32)	12,856
Commercial paper (due within 1 year)	19,478	—	(10)	19,468
U.S. government securities (due within 1 year)	4,500	—	—	4,500

	$149,691	$4	$(211)	$149,484

4. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2016 and 2015:

		December 31,
	Useful Life	2016	2015
		(in thousands)
Office equipment	5 years	$372	$359
Furniture and fixtures	5 years	194	186
Equipment	5 years	—	71
Leasehold improvements	*	415	406

		981	1,022
Less: Accumulated depreciation		(320)	(120)

		$661	$902

*	shorter of asset life or lease term

Depreciation expense was $0.2 million, $0.1 million and less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Accrued payroll and related expenses	$2,008	$1,802
Accrued research and development expenses	892	3,727
Accrued restructuring	376	—
Accrued professional fees	347	422
Accrued other	110	161

	$3,733	$6,112

6. Notes Payable

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

Upon entering into the 2014 Credit Facility, the Company was obligated to make monthly, interest-only payments on any term loans funded under the 2014 Credit Facility until December 1, 2014 and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from January 1, 2015 through December 1, 2017. As per the terms of the agreement, in June 2014, upon the completion of the Company’s IPO, the term of monthly, interest-only payments were extended until June 1, 2015. Outstanding term loans under the 2014 Credit Facility bear interest at an annual rate of 8.1%. In addition, a final payment equal to 6.0% of any amounts drawn under the 2014 Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The Company accrues the final payment amount due of $0.5 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

The Company was obligated to pay a separate fee upon any IPO; a sale of substantially all of the Company’s assets; or a merger, reorganization or sale of the Company’s voting equity securities where existing voting stockholders hold less than 50% of voting equity securities after such transaction.

The 2014 Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the loans under the 2014 Credit Facility, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the 2014 Credit Facility, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million.

As of December 31, 2016 and 2015, notes payable consist of the following:

December 31,
2016
(in thousands)
Notes payable	3,183
Debt discount, net of accretion	(9)
Accretion related to final payment	415

Notes payable, net of discount, short term	$3,589

December 31,
2015
(in thousands)
Notes payable	$6,119
Less: current portion	(2,936)

Notes payable, net of current portion	3,183
Debt discount, net of accretion	(36)
Accretion related to final payment	306

Notes payable, net of discount, long term	$3,453

As of December 31, 2016, the estimated future principal payments due are as follows:

Years Ending December 31,
(in thousands)
2017	$3,183

Total	$3,183

During the years ended December 31, 2016 2015 and 2014, the Company recognized $0.5 million, $0.8 million and $0.9 million, respectively, of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the outstanding debt under the 2014 Credit Facility is approximately 10.8%.

7. Stockholders’ Equity

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

As of December 31, 2016 and 2015, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 5,000,000 shares of $0.001 par value preferred stock. The rights, preferences, restrictions, qualifications and limitations of such stock are to be determined by the Company’s board of directors.

As of December 31, 2016 and 2015, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 115,000,000 shares of $0.001 par value common stock.

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

On June 5, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO of the Company’s shares of common stock in June 2014. The 2014 Stock Option Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2014 Stock Option Plan is 2,168,221 shares of common stock and may be increased by the number of shares under the 2006 Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2006 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2014 Stock Option Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) 4% of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the board of directors. As of December 31, 2016, 2,107,295 shares are available for grant under the 2014 Stock Option Plan, including 1,089,700 shares automatically added to the 2014 Stock Option Plan on January 1, 2016 as a result of a provision in the 2014 Stock Option Plan.

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

During the year ended December 31, 2016, the Company granted stock options for the purchase of 1,527,559 shares of common stock, of which options for the purchase of 1,519,559 shares were granted to employees and directors and options for the purchase of 8,000 shares were granted to a consultant.

During the year ended December 31, 2015, the Company granted stock options for the purchase of 992,505 shares of common stock, of which options for the purchase of 988,505 shares were granted to employees and directors and options for the purchase of 4,000 shares were granted to a consultant.

2014 Employee Stock Purchase Plan

On June 5, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). A total of 265,000 shares of common stock were reserved for issuance under this plan. The ESPP became effective upon the completion of the IPO of the Company’s shares of common stock. The first offering period commenced on September 1, 2014 and ended on December 31, 2014. During both 2016 and 2015 there were two offering periods, January 1 through June 30 and July 1 through December 31. The per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. The Company issued 37,663 and 7,540 shares during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, there are 219,797 and 257,460 shares, respectively, of common stock available for issuance to participating employees under the ESPP.

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

	2016	2015	2014
Risk-free interest rate	1.40%	1.75%	1.90%
Expected term (in years)	6.18	6.25	6.25
Expected volatility	87%	87%	90%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2015	2,555,110	$19.76
Granted	1,527,559	$6.65
Exercised	(35,000)	$0.75
Forfeited	(932,666)	$16.90

Outstanding as of December 31, 2016	3,115,003	$14.40	7.2	$1,038

Options vested and expected to vest as of December 31, 2016	3,080,777	$14.40	7.2	$1,038

Options exercisable as of December 31, 2016	1,605,537	$14.18	5.5	$1,036

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $0.1 million and $13.9 million during the years ended December 31, 2016 and 2015, respectively.

The Company received cash proceeds from the exercise of stock options of less than $0.1 million and $0.8 million during the years ended December 31, 2016 and 2015, respectively.

The weighted average grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2016, 2015 and 2014 was $4.86, $28.97 and $11.73 per share, respectively.

As of December 31, 2016 and 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 6,401 and 9,363 shares of common stock, respectively.

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

There were no restricted stock awards that vested in the years ended December 31, 2016, 2015 or 2014. The aggregate intrinsic value of restricted stock awards is calculated as the fair value of the Company’s common stock on the date it vests and is released. The Company did not grant any restricted stock awards during the years ended December 31, 2016, 2015 or 2014. As of December 31, 2016, 2015 and 2014, there were no unvested restricted stock awards subject to repurchase.

Restricted Stock Units

The 2014 Stock Option Plan provides for the award of restricted stock units. The Company has granted restricted stock units with time-based vesting conditions. The restrictions lapse according to the time based vesting conditions of each award. The Company values restricted stock units on the grant-date using the grant-date market price of the Company’s common stock.

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2016 and 2015 was $0.1 million. There were no restricted stock units that vested in the year ended December 31, 2014. The aggregate intrinsic value of restricted stock units is calculated as the fair value of the Company’s common stock on the date it vests and is released. During the years ended December 31, 2016 and 2015, the Company granted 13,273 and 4,769 restricted stock units, all of which vested during 2016 and 2015, respectively, at a weighted average grant-date fair value of $7.91 and $34.46, respectively. The Company did not grant any restricted stock units during the year ended December 31, 2014. As of December 31, 2016, 2015 and 2014, there were no unvested restricted stock units outstanding.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$3,543	$2,930	$490
General and administrative	6,390	5,652	1,063

	$9,933	$8,582	$1,553

In addition, during the year ended December 31, 2016, in connection with its strategic restructuring further discussed in Note 14, the Company recorded a one-time, non-cash stock option modification expense of $0.2 million, which is included in the stock-based compensation expense line items of both the consolidated statements of cash flows and the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit).

As of December 31, 2016, the Company had an aggregate of $14.1 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

9. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(57,878)	$(74,286)	$(36,478)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(92)

Net loss attributable to common stockholders	$(57,878)	$(74,286)	$(36,570)

Denominator:
Weighted average common shares outstanding, basic and diluted	27,297,934	26,756,079	12,189,155

Net loss per share attributable to common stockholders, basic and diluted	$(2.12)	$(2.78)	$(3.00)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2016, 2015 and 2014, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods:

	As of December 31,
	2016	2015	2014
Options to purchase common stock	3,115,003	2,555,110	2,008,574

10. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend this lease for three additional years each. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend this lease for five additional years. In January 2017, the Company extended the leases for both office spaces in Boston, Massachusetts with new terms expiring on July 31, 2020. The Company is currently in negotiations regarding the financial terms of these extensions. In addition, with the landlord’s consent, the Company have subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on December 31, 2017, and the Company expects to receive approximately $0.1 million in sublease rental income.

Future minimum lease payments for its operating leases as of December 31, 2016 were as follows:

Years Ending December 31,
(in thousands)
2017	$300
2018	106
2019	82

$488

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.4 million, $0.3 million and $0.2 million, respectively, of rental expense related to office space.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
License, milestone, and license maintenance fees	$—	$—	$7,019

	$—	$—	$7,019

As of December 31, 2016, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the FDA approval of a New Drug application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the years ended December 31, 2016 or 2015. During the year ended December 31, 2014, the Company recorded expenses of $7.0 million relating to milestones achieved in September 2014 upon the initiation of a first Phase 3 clinical trial including the cost of the issuance of common stock valued at $3.6 million. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2016, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of management team and the board of directors of the Company that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2016.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 19, 2014 and October 16, 2015, as a result of those allegedly false and misleading statements, as well as punitive damages, interest, attorneys’ fees and costs. On April 7, 2016, the Company filed a motion to dismiss the amended complaint. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on January 5, 2017, the parties completed briefing in connection with the appeal. The hearing on the plaintiffs’ appeal was held on March 7, 2017. The Company is unable to predict the ultimate outcome of this action and therefore cannot estimate possible losses or ranges of losses, if any.

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of December 31, 2016.

11. Income Taxes

During the years ended December 31, 2016, 2015 and 2014, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows:

	2016	2015	2014
	(in thousands)
Domestic	$(57,799)	$(72,147)	$(35,818)
Foreign	(79)	(2,139)	(660)

Loss before income taxes	$(57,878)	$(74,286)	$(36,478)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
Federal and state research and development tax credit	(2.9)	(3.9)	(1.9)
State taxes, net of federal benefit	(3.9)	(3.9)	(4.0)
Orphan drug tax credit	(1.3)	(3.5)	(3.2)
Stock compensation expense	0.7	0.9	0.6
Nondeductible Australia research and development expenses	—	1.0	0.6
Other items	1.3	0.1	2.4
Change in deferred tax asset valuation allowance	40.1	43.3	39.5

Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Noncurrent deferred tax assets:
Capitalized research and development expenses	59,489	46,568
Net operating loss carryforwards	14,991	11,186
Tax credit carryforwards	14,297	11,570
Capitalized legal expenses	2,119	1,773
Stock-based compensation	6,027	2,780
Accrued expenses	783	648
Other temporary differences	14	16

Total noncurrent deferred tax assets	97,720	74,541

Total gross deferred tax assets	97,720	74,541
Valuation allowance	(97,720)	(74,541)

Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016, 2015 and 2014 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards and were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Valuation allowance as of beginning of year	$74,541	$42,398	$27,831
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	23,179	32,143	14,567

Valuation allowance as of end of year	$97,720	$74,541	$42,398

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $49.1 million and $35.9 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2016, the Company did not record deferred tax assets of $12.8 million (gross) that were attributable to stock option exercises which will be recorded as an increase in additional paid in capital once they are realized in accordance with accounting for stock-based compensation awards. These deductions are not reflected in the federal and state net operating loss carryforwards and the capitalized research and development expense deferred tax assets in the amounts of $9.4 million, $7.2 million, and $3.4 million, respectively. As of December 31, 2016, the Company also had available tax credit carryforwards for federal and state income tax purposes of $13.1 million and $1.9 million, respectively, which begin to expire in 2026 and 2021, respectively. Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

As of December 31, 2016 and 2015, the Company’s gross deferred tax asset balance of $97.7 million and $74.5 million, respectively, was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2016, 2015 and 2014, gross deferred tax assets increased due to additional net operating loss carryforwards, research and development tax credits generated and additional research and development expenses capitalized for tax purposes.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2016 and 2015. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2016 or 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2013 to the present for federal income tax purposes and from 2012 to the present for state purposes. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

The Company considers only the direct effects of windfall tax deductions.

The deferred tax assets above exclude $9.4 million and $7.2 million of gross ($3.2 million and $0.4 million tax effected) federal and state net operating losses, respectively, and $3.4 million of gross ($1.3 million tax effected) capitalized research and development related to tax deductions from the exercise of stock options subsequent to the adoption of the 2006 accounting standard on stock-based compensation. This amount represents an excess tax benefit and has not been included in the gross deferred tax assets. The Company will adopt ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017. As a result of adoption, the deferred tax assets associated federal and state net operating losses will increase by $9.4 million and $7.2 million gross ($3.2 million and $0.4 million tax effected), respectively, and capitalized research and development will increase by $3.4 million gross ($1.3 million tax effected). These amounts will be offset by a corresponding increase in the valuation allowance. The adoption of ASU No. 2016-09 will have no impact on the Company’s consolidated financial statements.

12. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.2 million, $0.1 million and less than $0.1 million, respectively, of expense related to its contributions to the plan.

13. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities. For the years ended December 31, 2016, 2015 and 2014, $0.3 million, $1.4 million and $0.4 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations. These amounts represented 45% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the years ended December 31, 2016, 2015 and 2014, the Company recorded in its consolidated statements of operations unrealized foreign currency exchange gains (losses) of less than $(0.1) million, $(0.1) million and $(0.1) million, respectively, related to this tax incentive receivable. As of December 31, 2016 and 2015, the Company’s tax incentive receivable from the Australian government was $0.3 million and $1.3 million, respectively.

14. Restructuring

On July 19, 2016, the Company announced that following a comprehensive review of its assets and clinical programs, as well as feedback from regulatory authorities, the Company refocused its resources on development of a differentiated second-generation MetAP2 inhibitor, ZGN-1061. As part of the strategic restructuring, the Company reorganized its operations to align with its new priorities focused on ZGN-1061 development. The Company’s workforce was reduced by approximately 31% as of December 2016.

During the year ended December 31, 2016, the Company recorded $1.4 million of restructuring-related costs in operating expense, including employee severance, benefits and related costs, as well as a stock option modification. The stock option modification was a one-time, non-cash expense of $0.2 million and is included in the stock-based compensation expense line items of both the consolidated statements of cash flows and the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) as of December 31, 2016. The Company does not expect to incur any additional significant costs associated with this restructuring.

The following table summarizes the restructuring costs by category for the periods indicated:

	Year Ended December 31, 2016
	(in thousands)
	Cash	Non-cash	Total
Research and development	$455	$7	$462
General and administrative	768	173	941

	$1,223	$180	$1,403

The following table summarizes the restructuring reserve for the periods indicated:

Year Ended December 31, 2016
(in thousands)
Restructuring reserve beginning balance	$—
Restructuring expenses incurred during the period	1,223
Amounts paid during the period	(847)

Restructuring reserve ending balance	$376

15. Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	17,857	15,062	14,831	10,475
Net loss	(17,736)	(15,028)	(14,675)	(10,439)
Net loss per share, basic and diluted	$(0.65)	$(0.55)	$(0.54)	$(0.38)
Weighted average common shares outstanding, basic and diluted	27,263,435	27,272,225	27,322,907	27,332,515

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	13,240	17,610	19,717	23,246
Net loss	(13,472)	(17,756)	(19,884)	(23,174)
Net loss per share, basic and diluted	$(0.53)	$(0.66)	$(0.73)	$(0.85)
Weighted average common shares outstanding, basic and diluted	25,615,282	27,011,960	27,138,667	27,238,079

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2016 our internal control over financial reporting is effective.

As an Emerging Growth Company, as defined under the terms of the Jobs Act of 2012, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page 79 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit No.	Description

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 24, 2014)

3.2	Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 24, 2014)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated November 25, 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.1#	Amended and Restated 2006 Stock Option Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.2#	2014 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.3(a)†	Exclusive License Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corp. of South Korea, dated July 6, 2009, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.3(b)	Amendment No. 4 to Exclusive License Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corporation, dated October 29, 2014 (incorporated by reference to Exhibit 10.3(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

10.4	Subscription Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corporation, dated November 20, 2014 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

10.5	Letter by and between the Registrant and Thomas E. Hughes, dated July 25, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

Exhibit No.	Description

10.6	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Thomas E. Hughes, dated July 29, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.7	Letter by and between the Registrant and Dennis D. Kim, dated August 23, 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.8	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Dennis D. Kim, dated August 29, 2013 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.9	Letter by and between the Registrant and Patricia L. Allen, dated December 10, 2012 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.10	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Patricia L. Allen, dated August 29, 2013 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.11(a)	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.11(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.11(b)	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.11(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.12#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.13†	Exclusive License Agreement by and between the Registrant and Children’s Medical Center Corporation, dated January 4, 2007, as amended January 15, 2007 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.14	Commercial Lease by and between the Registrant and Minerva Holdings, LLC, dated May 15, 2014 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.15	Commercial Lease by and between the Company and Contour LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-K (File No. 001-36510) filed on May 14, 2015)

10.17#	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.18	Letter by and between the Registrant and Patrick Loustau, dated June 3, 2014 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.19	Severance and Change in Control Agreement by and between the Registrant and Thomas E. Hughes, PhD. dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

Exhibit No.	Description

10.20	Severance and Change in Control Agreement by and between the Registrant and Patrick Loustau dated as of June 30, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.21	Severance and Change in Control Agreement by and between the Registrant and Alicia Secor dated as of June 30, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.22	Severance and Change in Control Agreement by and between the Registrant and Patricia Allen dated as of June 30, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.23	Severance and Change in Control Agreement by and between the Registrant and Dennis Kim, M.D., M.B.A. dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

16.1	Letter of Edelstein and Company LLP (incorporated by reference to Exhibit 16.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2016 and 2015, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014, (c) our Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014 and (e) the Notes to such Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
†	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Represents management compensation plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: March 10, 2017	By:	/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2017	By:	/s/ Patricia L. Allen Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 10, 2017

/s/ Patricia L. Allen Patricia L. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017

/s/ Peter Barrett, Ph.D. Peter Barrett, Ph.D.	Chairman of the Board of Directors	March 10, 2017

/s/ Bruce Booth, Ph.D. Bruce Booth, Ph.D.	Director	March 10, 2017

/s/ Robert J. Perez Robert J. Perez	Director	March 10, 2017

/s/ Frances K. Heller Frances K. Heller	Director	March 10, 2017

/s/ John L. LaMattina, Ph.D. John L. LaMattina, Ph.D.	Director	March 10, 2017

/s/ Cameron Geoffrey McDonough, M.D. Cameron Geoffrey McDonough, M.D.	Director	March 10, 2017

/s/ Frank E. Thomas Frank E. Thomas	Director	March 10, 2017

/s/ Thomas O. Daniel, M.D. Thomas O. Daniel, M.D.	Director	March 10, 2017