Form 10-Q
period 2017-03-31
ZAFGEN, INC.
filed 2017-05-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(617) 622-4003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☒

Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 27,372,851 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Report, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment for metabolic diseases including type 2 diabetes and obesity;

•	our ability to successfully advance ZGN-1061 into later-stage clinical trials;

•	our ability to dissociate effects of methionine aminopeptidase 2, or MetAP2, inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of beloranib;

•	our ability to provide a compelling argument for improved safety of ZGN-1061 and other novel MetAP2 inhibitors relative to first generation compounds, including beloranib;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Zafgen, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$28,632	$32,352
Marketable securities	88,304	96,842
Tax incentive receivable	368	347
Prepaid expenses and other current assets	1,378	1,358

Total current assets	118,682	130,899
Property and equipment, net	630	661
Other assets	59	61

Total assets	$119,371	$131,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,910	$2,572
Accrued expenses	3,850	3,733
Notes payable, current	2,837	3,589

Total current liabilities	8,597	9,894

Total liabilities	8,597	9,894

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 27,350,723 and 27,332,551 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	361,370	359,329
Accumulated deficit	(250,560)	(237,549)
Accumulated other comprehensive loss	(63)	(80)

Total stockholders’ equity	110,774	121,727

Total liabilities and stockholders’ equity	$119,371	$131,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—

Operating expenses:
Research and development	9,677	12,497
General and administrative	3,588	5,360

Total operating expenses	13,265	17,857

Loss from operations	(13,265)	(17,857)

Other income (expense):
Interest income	227	209
Interest expense	(73)	(160)
Foreign currency transaction gains (losses), net	100	72

Total other income (expense), net	254	121

Net loss	$(13,011)	$(17,736)

Net loss per share, basic and diluted	$(0.48)	$(0.65)

Weighted average common shares outstanding, basic and diluted	27,350,673	27,263,435

Comprehensive loss:
Net loss	$(13,011)	$(17,736)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	17	208

Total other comprehensive income (loss)	17	208

Total comprehensive loss	$(12,994)	$(17,528)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,011)	$(17,736)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,001	2,756
Non-cash interest expense	7	13
Depreciation expense	41	50
Unrealized foreign currency transaction gains	(21)	(66)
Premium on marketable securities, net	(210)	(124)
Amortization of premium on marketable securities	64	409
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20)	437
Tax incentive receivable	—	(144)
Accounts payable	(662)	(4,051)
Accrued expenses	132	695

Net cash used in operating activities	(11,679)	(17,761)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	41,493	49,135
Purchases of marketable securities	(32,792)	(34,462)
Purchases of property and equipment	(10)	(400)

Net cash provided by investing activities	8,691	14,273

Cash flows from financing activities:
Repayments of notes payable	(772)	(712)
Proceeds from exercise of common stock options and employee stock purchase plan	40	55

Net cash used in financing activities	(732)	(657)

Net decrease in cash and cash equivalents	(3,720)	(4,145)
Cash and cash equivalents at beginning of period	32,352	35,595

Cash and cash equivalents at end of period	$28,632	$31,450

Supplemental disclosure of cash flow information:
Cash paid for interest	$59	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by metabolic diseases including type 2 diabetes and obesity. The Company is focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2 (“MetAP2”) pathway. The Company has pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. The Company’s lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital. Currently, the Company is focusing its personnel and financial resources on ZGN-1061 and the discovery of novel and highly differentiated MetAP2 inhibitors.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2017, the Company had an accumulated deficit of $250.6 million. From its inception through March 31, 2017, the Company received net proceeds of $333.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offering in January 2015. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity, debt financings or licensing arrangements when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $116.9 million as of March 31, 2017 will be sufficient to fund its anticipated level of operations and capital expenditures for a period of at least one year from the issuance date of this Quarterly Report.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2017 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016 have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company excluded the following common stock equivalents, outstanding as of March 31, 2017 and 2016, from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of March 31,
	2017	2016
Options to purchase common stock	4,048,377	3,825,654
Unvested restricted common stock	16,597	13,273

	4,064,974	3,838,927

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning January 1, 2018. The Company early adopted the standard as of January 1, 2017, however there is no impact of this new guidance on its condensed consolidated financial statements as it does not currently have any revenue generating arrangements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard was adopted on January 1, 2017 on a modified retrospective basis. As a result the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled. The adoption of this guidance had an immaterial impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2017.

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

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2017 and December 31, 2016, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$22,407	$22,407	$—	$—
Corporate bonds	1,000	—	1,000	—

Total cash equivalents	23,407	22,407	1,000	—

Marketable securities:
Corporate bonds	62,070	—	62,070	—
Commercial paper	26,234	—	26,234	—

Total marketable securities	88,304	—	88,304	—

Total cash equivalents and marketable securities	$111,711	$22,407	$89,304	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$22,091	$22,091	$—	$—
Commercial paper	2,997	—	2,997	—
Corporate bonds	1,500	—	1,500	—

Total cash equivalents	26,588	22,091	4,497	—

Marketable securities:
Corporate bonds	69,622	—	69,622	—
Commercial paper	27,220	—	27,220	—

Total marketable securities	96,842	—	96,842	—

Total cash equivalents and marketable securities	$123,430	$22,091	$101,339	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$61,216	$—	$(45)	$61,171
Corporate bonds (due after 1 year through 2 years)	901	—	(2)	899
Commercial paper (due within 1 year)	26,250	—	(16)	26,234

	$88,367	$—	$(63)	$88,304

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$68,777	$—	$(54)	$68,723
Corporate bonds (due after 1 year through 2 years)	901	—	(2)	899
Commercial paper (due within 1 year)	27,244	—	(24)	27,220

	$96,922	$—	$(80)	$96,842

4. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued research and development expenses	$2,491	$892
Accrued payroll and related expenses	757	2,008
Accrued professional fees	412	347
Accrued restructuring	80	376
Accrued other	110	110

	$3,850	$3,733

5. Notes Payable

The Company has outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, entered into in March 2014. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the 2014 Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions. As of March 31, 2017 and December 31, 2016, notes payable consist of the following:

As of March 31, 2017 and December 31, 2016, notes payable consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Notes payable	2,411	3,183
Debt discount, net of accretion	(5)	(9)
Accretion related to final payment	431	415

Notes payable, net of discount, short-term	$2,837	$3,589

During the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million and $0.2 million, respectively, of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the outstanding debt under the 2014 Credit Facility is approximately 10.8%.

6. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan, or the 2014 Stock Option Plan, and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of March 31, 2017, 2,245,095 shares are available for grant under the 2014 Stock Option Plan, including 1,093,302 shares automatically added to the 2014 Stock Option Plan on January 1, 2017 as a result of a provision in the 2014 Stock Option Plan.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Research and development	$856	$828
General and administrative	1,145	1,928

	$2,001	$2,756

7. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend this lease for three additional years each. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend this lease for five additional years. In January 2017, the Company extended the leases for both office spaces in Boston, Massachusetts with new terms expiring on July 31, 2020. The Company is currently in negotiations regarding the financial terms of these extensions. In addition, with the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on December 31, 2017, and the Company expects to receive approximately $0.1 million in sublease rental income.

Future minimum lease payments for its operating leases as of March 31, 2017 were as follows:

Year Ending December 31,
(in thousands)
2017 (April to December)	$191
2018	106
2019	82

$379

During the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million of rental expense related to office space.

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

As of March 31, 2017, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the Food and Drug Administration, or FDA, approval of a New Drug Application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three months ended March 31, 2017 or 2016. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2017, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of management team and the board of directors of the Company that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2017.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding the Company’s clinical trials for its drug beloranib. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and on April 7, 2017, the dismissal with prejudice was affirmed.

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of March 31, 2017.

8. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended March 31, 2017 and 2016, the Company recognized less than $0.1 million of expense related to its contributions to the plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities through December 31, 2016 and 43.5% beginning January 1, 2017. For the three months ended March 31, 2017 and 2016, nil and $0.1 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended March 31, 2017 and 2016, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of less than $0.1 million related to this tax incentive receivable. As of March 31, 2017 and December 31, 2016, the Company’s tax incentive receivable from the Australian government was $0.4 million and $0.3 million, respectively.

10. Restructuring

On July 19, 2016, the Company announced that following a comprehensive review of its assets and clinical programs, as well as feedback from regulatory authorities, the Company refocused its resources on development of a differentiated MetAP2 inhibitor, ZGN-1061. As part of the strategic restructuring, the Company reorganized its operations to align with its new priorities focused on ZGN-1061 development. The Company’s workforce was reduced by approximately 31% as of December 2016. The following table summarizes the restructuring reserve for the periods indicated:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	(in thousands)
Restructuring reserve beginning balance	$376	$—
Restructuring expenses incurred during the period	24	1,223
Amounts paid during the period	(320)	(847)

Restructuring reserve ending balance	$80	$376

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by metabolic diseases including type 2 diabetes and obesity. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. We have conducted a Phase 1 clinical trial of ZGN-1061 in the Netherlands, and have completed dosing of patients in the single ascending dose, or SAD, portion and the multiple ascending dose, or MAD, portion as of March 31, 2017. This clinical trial evaluated ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of efficacy over four weeks of treatment. We recently reported positive results from this clinical trial in May 2017. ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule, and was well-tolerated and safe, with no evidence of prothrombotic effects. Patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. We plan to advance ZGN-1061 into a Phase 2 clinical trial in patients with type 2 diabetes who are overweight or obese in Australia and New Zealand in the second half of calendar year 2017. We are focusing our personnel and financial resources on ZGN-1061 and the discovery of novel and highly differentiated MetAP2 inhibitors.

ZGN-1061 acts through potent inhibition of MetAP2, an enzyme that modulates the activity of key cellular processes that control metabolism. MetAP2 inhibitors work, at least in part, by directing MetAP2 binding to cellular stress and growth factor mediators, thereby reducing the tone of signals that drive lipid synthesis by the liver and fat storage throughout the body. In this manner, MetAP2 inhibition serves the purpose of re-establishing balance to the ways the body stores and metabolizes fat and glucose. MetAP2 inhibitors reduce the production of new fatty acid molecules by the liver and help convert stored fats into useful energy, while reducing hunger. In animal models that mimic aspects of type 2 diabetes, these processes lead to improvement of glycemic control independent of weight loss.

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds for development in the treatment of type 2 diabetes, and that avoided limiting pre-clinical safety concerns observed with beloranib, including teratogenicity and effects on testicular function. To date, the compound has similar efficacy, potency, and range of activity in animal models as beloranib, but displays highly differentiated properties and improved safety margins in pre-clinical studies, supporting the value of the compound as a more highly optimized MetAP2 inhibitor. Further, the compound displays improved safety margins in non-clinical safety studies relative to beloranib for effects on coagulation in dogs, an effect that correlates with reduced impact on endothelial cell proliferation in vitro.

Since our inception in November 2005, we have devoted substantially all of our resources to developing ZGN-1061, beloranib, and ZGN-839, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for such operations. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. On January 28, 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $250.6 million as of March 31, 2017. Our net loss was $13.0 million for the three months ended March 31, 2017 and $57.9 million for the year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	advance the development of ZGN-1061 through Phase 2 and later-stage clinical trials;

•	seek to identify additional product candidates and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

We are currently primarily focused on developing ZGN-1061 and other early research activities and typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of clinical trials and other research and development activities;

•	clinical trial results;

•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation;

•	the timing and receipt of any regulatory approvals; and

•	the Food and Drug Administration, or FDA’s or other regulatory authority’s influence on clinical trial design.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	9,677	12,497	(2,820)
General and administrative	3,588	5,360	(1,772)

Total operating expenses	13,265	17,857	(4,592)

Loss from operations	(13,265)	(17,857)	4,592

Other income (expense):
Interest income	227	209	18
Interest expense	(73)	(160)	87
Foreign currency transaction gains (losses), net	100	72	28

Total other income (expense), net	254	121	133

Net loss	$(13,011)	$(17,736)	$4,725

Research and development expenses

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Pre-clinical and manufacturing	$3,899	$1,234	$2,665
Clinical trials	1,495	75	1,420

Subtotal	5,394	1,309	4,085
Discovery and screening	518	—	518
Beloranib:
Pre-clinical and manufacturing	204	2,361	(2,157)
Clinical trials	13	3,739	(3,726)

Subtotal	217	6,100	(5,883)
ZGN-839	—	349	(349)

Subtotal	6,129	7,758	(1,629)

Unallocated expenses:
Personnel related	1,882	2,208	(326)
Non-cash stock-based compensation	856	828	28
Consultants	470	1,187	(717)
Other	340	516	(176)

Subtotal	3,548	4,739	(1,191)

Total research and development expenses	$9,677	$12,497	$(2,820)

Research and development expenses for the three months ended March 31, 2017 decreased $2.8 million compared to the three months ended March 31, 2016. The decrease was primarily due to a $5.9 million decrease in our beloranib program and a decrease of $1.2 million associated with our unallocated expenses partially offset by increased costs of $4.1 million related to our ZGN-1061 program.

Of the decrease in our beloranib program, clinical trials and related expenses for beloranib decreased by $3.7 million period over period and pre-clinical and manufacturing costs decreased $2.2 million period over period, both as a result of the suspension of our beloranib program in July 2016. During the three months ended March 31, 2016, we reported topline clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS.

Unallocated expenses decreased period over period primarily due to a decrease of $0.7 million in consultants, as well as a decrease in personnel related costs of $0.3 million. Consultant costs decreased primarily related to our beloranib program which we suspended in July 2016. Personnel related expenses decreased primarily from a reduction in the number of employees for the first quarter of the 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016. Other unallocated expenses decreased due to lower travel expenses and facilities expenses.

Costs associated with our ZGN-1061 program increased period over period by $4.1 million. In the third quarter of 2016 we initiated the Phase 1 clinical trial for ZGN-1061 which completed recruiting and dosing patients in the first quarter of 2017. Additionally, drug product and drug substance work has increased as we prepare for future clinical trials of ZGN-1061.

General and administrative expenses

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Personnel related	$627	$1,022	$(395)
Non-cash stock-based compensation	1,145	1,928	(783)
Professional fees	1,377	1,787	(410)
Other	439	623	(184)

Total general and administrative expenses	$3,588	$5,360	$(1,772)

General and administrative expenses for the three months ended March 31, 2017 decreased $1.8 million compared to the three months ended March 31, 2016. The decrease was due to a decrease in non-cash stock-based compensation expense of $0.8 million, professional fees of $0.4 million and personnel related costs of $0.4 million. Non-cash stock compensation decreased due mainly to our earliest stock option grants becoming fully expensed, as well as a lower stock option grant price for the 2017 annual grant. Professional fees decreased primarily due to lower investor relations and public relations costs compared to the same period in 2016. Personnel related expenses decreased primarily from a reduction in the number of employees for the first quarter of 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016.

Other income (expense), net

Interest expense. Interest expense for the three months ended March 31, 2017 and 2016 of $0.1 million and $0.2 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.2 million for the three months ended March 31, 2017 and 2016 was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of $0.1 million for the three months ended March 31, 2017 and 2016. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and marketable securities totaling $116.9 million. We invest our cash in money market funds, commercial paper and corporate bonds, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2017, we had an accumulated deficit of $250.6 million. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. On January 28, 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

We have outstanding amounts due under the 2014 Credit Facility, which we entered into in March 2014. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the 2014 Credit Facility; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(11,679)	$(17,761)
Cash provided by investing activities	8,691	14,273
Cash used in financing activities	(732)	(657)

Net decrease in cash and cash equivalents	$(3,720)	$(4,145)

Net cash used in operating activities

During the three months ended March 31, 2017, operating activities used $11.7 million of cash, resulting from our net loss of $13.0 million and changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $1.9 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program and our general and administrative expenses. Our net non-cash charges during the three months ended March 31, 2017, consisted primarily of stock-based compensation expense of $2.0 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2017, consisted primarily of a $0.6 million decrease in accounts payable and accrued expenses.

During the three months ended March 31, 2016, operating activities used $17.8 million of cash, resulting from our net loss of $17.7 million and changes in our operating assets and liabilities of $3.1 million, partially offset by non-cash charges of $3.0 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, our second generation MetAP2 inhibitor programs, and our general and administrative expenses. Our net non-cash charges during the three months ended March 31, 2016, consisted primarily of stock-based compensation expense of $2.8 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2016, consisted primarily of a $4.1 million decrease in accounts payable and a $0.1 million increase in our tax incentive receivable, partially offset by a $0.7 million increase in accrued expenses and a $0.4 million decrease in prepaid expenses and other current assets.

Net cash provided by investing activities

During the three months ended March 31, 2017, investing activities provided $8.7 million of cash resulting from proceeds from sales and maturities of marketable securities of $41.5 million, offset primarily by the use of cash for purchases of marketable securities of $32.8 million.

During the three months ended March 31, 2016, investing activities provided $49.1 million of cash resulting from proceeds from maturities of marketable securities, offset by the use of cash for purchases of marketable securities of $34.5 million and purchases of property and equipment of $0.4 million.

Net cash used in financing activities

During the three months ended March 31, 2017, financing activities used $0.8 million for payments related to our notes payable, partially offset by less than $0.1 million received from proceeds relating to common stock purchased under our 2014 Employee Stock Purchase Plan.

During the three months ended March 31, 2016, financing activities used $0.7 million for payments related to our notes payable, partially offset by $0.1 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

Operating Capital Requirements

ZGN-1061 recently completed Phase 1 clinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we:

•	advance the development of ZGN-1061 through Phase 2 clinical development and if successful, later-stage clinical trials;

•	seek to identify additional product candidates and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of ZGN-1061 and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute their ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market ZGN-1061 that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, the following accounting policies involve the most judgment and complexity:

•	accrued research and development costs; and

•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2016.

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I Item 1, “Financial Statements and Supplementary Data,” of this Quarterly Report for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of March 31, 2017 consisted of cash, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of March 31, 2017, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.2 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction gains of $0.1 million were recorded for the three months ended March 31, 2017 and 2016.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of March 31, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the three months ended March 31, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of March 31, 2017. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on April 7, 2017, the dismissal with prejudice was affirmed.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, or Quarterly Report, and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently depend almost entirely on the success of one product candidate, ZGN-1061, which recently completed Phase 1 clinical development. We cannot be certain that we will be able to obtain regulatory approval for ZGN-1061, or successfully commercialize ZGN-1061 if approved.

We currently have only one product candidate, ZGN-1061, which recently completed Phase 1 clinical development in the Netherlands, and our business currently depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. In order to conduct clinical trials in the United States we need to file an Investigational New Drug Application, or IND with the U.S. Food and Drug Administration, or FDA. Because our business is almost entirely dependent upon this one product candidate, any setback in our pursuit of regulatory approval for ZGN-1061 would have a material adverse effect on our business and prospects. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

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

Favorable results from pre-clinical studies and Phase 1 clinical trial of ZGN-1061 to date are not necessarily predictive of the results of longer-term pre-clinical studies or clinical trials of ZGN-1061. Given the thrombosis findings in humans treated with beloranib, development costs for ZGN-1061 may be higher and we may be unable to successfully develop, obtain regulatory approval for and commercialize ZGN-1061.

Favorable results from our pre-clinical studies of ZGN-1061 may not necessarily be predictive of the results from clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar activity in mouse and rat models of obesity compared to beloranib. Toxicology studies in rats and dogs have shown that ZGN-1061 is not exhibiting any testicular safety signals and activation of thrombosis-related biochemical markers compared to beloranib, which showed testicular toxicity and pro-thrombotic effects with a very low therapeutic margin and no margin for embryofetal toxicity. However, we can provide no assurance that the results of this pre-clinical development program will be replicated in clinical trials of ZGN-1061. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical and early-stage development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidate, beloranib, after achieving positive results in pre-clinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of ZGN-1061. The setbacks in later-stage clinical development have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or ununderstood adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our clinical trials of ZGN-1061, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with beloranib versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 as we saw with beloranib, and therefore, we will study many of these parameters in pre-clinical and clinical development of ZGN-1061. In the first small Phase 1 clinical trial assessment of ZGN-1061 safety, the most common side effects were mild gastrointestinal issues (comparable between ZGN-1061 and placebo groups) headache and procedural related irritation.

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

ZGN-1061 recently completed Phase 1 clinical development in the Netherlands and will require substantial further clinical development before we can submit an NDA to the FDA or an MAA to the EMA for its marketing approval.

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe or Australia and New Zealand may deny permission to pursue clinical trials and/or indications we want to initiate;

•	delays in regulatory filings or receiving regulatory approvals of INDs, or clinical trial authorization applications, or CTAs, that may be required;

•	unfavorable results from our pre-clinical and /or non-clinical studies, the FDA, the EMA or the applicable regulatory authorities in Australia and / or New Zealand, may require additional pre-clinical and /or non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States, the European Union, Australia and / or New Zealand;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our previous clinical trials for beloranib;

•	the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	reports from pre-clinical, non-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBs, or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data monitoring committee, or DMC, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial clinical hold or a full clinical hold;

•	unforeseen safety issues, including any that could be identified in our non-clinical or pre-clinical studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials of ZGN-1061 may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program or the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may impose additional clinical trial and/or pre-clinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, and issued draft guidance on developing products for the treatment of diabetes in February 2008 but these guidance documents may be revised at any time. In December 2008, FDA established guidance on evaluating cardiovascular risk of new therapies for the treatment of type 2 diabetes. In March 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met to discuss possible changes to how the FDA evaluates the cardiovascular safety of weight-management drugs and although new guidance has not been issued yet it may occur at any time. Amendments to our clinical trial protocols would require resubmission to the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or pre-clinical studies, the commercial prospects for ZGN-1061 may be harmed and our ability to generate product revenue will be delayed.

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

We rely completely on third-party suppliers to manufacture our pre-clinical and clinical drug supplies for ZGN-1061. Currently each batch of ZGN-1061 is individually contracted under a work order, which is governed by a quality and service agreement. The current drug substance manufacturing process will support pre-clinical studies and early clinical trials and will be further optimized to support advanced clinical development and commercialization. Current drug substance, including key starting material, in inventory, is expected to support Phase 2 clinical trials. The current drug product formulation has limited shelf life and is designed to support Phase 1 clinical development. A new formulation with longer shelf life has been developed and manufactured to support Phase 2 clinical development.

Even if we receive marketing approval for ZGN-1061 in the United States, we may never receive regulatory approval to market ZGN-1061 outside of the United States.

We intend to pursue marketing approval of ZGN-1061 in the United States, the European Union and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or pre-clinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. In addition, on March 20, 2017, the United Kingdom government started the process to leave the European Union by April 2019, or Brexit. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which European Union laws to replace or replicate. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market ZGN-1061 in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Our lead product candidate ZGN-1061 recently completed Phase 1 clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence late-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund operations for a period of at least one year from the issuance date of this Quarterly Report, but we may need to raise more funds to continue development and commercialization of ZGN-1061 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

Risks Relating to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect ZGN-1061 or future product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our owned patent application relates to compositions of matter and methods of use of ZGN-1061.

As of April 30, 2017, we own one pending U.S. patent application, one pending Patent Cooperation Treaty, or PCT, patent application, and two pending U.S. provisional patent applications that relate to ZGN-1061.

As of April 30, 2017, we own 13 issued U.S. patents, and 14 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize ZGN-1061 and other product candidates, which would materially adversely affect our business, financial condition and results of operations.

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

With any change in leadership, there is also a risk to retention of employees, as well as the potential for disruption to business operations, initiatives, plans and strategies.

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

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our ZGN-1061 or other product candidate development programs.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the U.S. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities, and require devotion of a substantial amount of our time to managing these expansion activities.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for beloranib, ZGN-1061 and ZGN-839 and early research activities. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

Since our inception and until recently, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with HIAO. In December 2015, the FDA put the beloranib IND on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery of novel and highly differentiated MetAP2 inhibitors.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $13.0 million for the three months ended March 31, 2017 and $57.9 million for the year ended December 31, 2016. As of March 31, 2017, we had an accumulated deficit of $250.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061 and ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue. In addition, if and when we obtain marketing approval for ZGN-1061, we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs when we prepare to commercialize ZGN-1061. Even if we initiate and successfully complete our clinical trials of ZGN-1061, and ZGN-1061 is approved for commercial sale, and despite expending these costs, ZGN-1061 may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

As of March 31, 2017, our cash, cash equivalents and marketable securities were $116.9 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ZGN-1061 or other product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price may fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2017 to March 31, 2017 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $4.72 to a low of $3.24 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from pre-clinical studies and clinical trials of ZGN-1061 and/or other product candidates;

•	the failure of the FDA to accept our IND for ZGN-1061;

•	the failure of the FDA or the EMA to approve ZGN-1061;

•	our ability to establish an adequate safety margin and profile for ZGN-1061, including risk of serious thromboembolic events;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other type 2 diabetes or weight loss therapies;

•	regulatory or legal developments in the United States and other countries;

•	failure of ZGN-1061, if successfully developed and approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on April 7, 2017 the dismissal with prejudice was affirmed.

Our executive officers, directors, and principal stockholders exercise significant control over our company.

As of April 30, 2017, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 36.1% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

On October 21, 2015, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and Thomas E. Hughes, captioned Aviad Bessler v. Zafgen, Inc. and Thomas E. Hughes, No. 1:15-cv-13618. An amended complaint was filed on February 22, 2016. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our clinical trials for beloranib. On August 9, 2016, the District Court granted the motion to dismiss and dismissed the amended complaint with prejudice. On August 12, 2016, plaintiffs filed a notice of appeal to the First Circuit Court of Appeals and, on April 7, 2017 the dismissal with prejudice was affirmed.

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

ZAFGEN, INC.

Date: May 9, 2017	By:	/s/ Thomas E. Hughes, Ph.D.
Thomas E. Hughes, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.