Form 10-Q
period 2017-06-30
ZAFGEN, INC.
filed 2017-08-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, there were 27,483,925 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Report, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment for metabolic diseases including type 2 diabetes and obesity;

•	our ability to successfully advance ZGN-1061 into later-stage clinical trials;

•	our ability to dissociate effects of methionine aminopeptidase 2, or MetAP2, inhibitors from prothrombotic effects or other adverse events observed in clinical development of beloranib;

•	our ability to provide a compelling argument for improved safety of ZGN-1061 and other novel MetAP2 inhibitors relative to first generation compounds, including beloranib;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Zafgen, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$31,726	$32,352
Marketable securities	74,266	96,842
Tax incentive receivable	368	347
Prepaid expenses and other current assets	1,605	1,358

Total current assets	107,965	130,899
Tax incentive receivable	234	—
Property and equipment, net	588	661
Other assets	58	61

Total assets	$108,845	$131,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,447	$2,572
Accrued expenses	2,709	3,733
Notes payable, current	2,063	3,589

Total current liabilities	9,219	9,894

Total liabilities	9,219	9,894

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 27,449,465 and 27,332,551 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	363,547	359,329
Accumulated deficit	(263,907)	(237,549)
Accumulated other comprehensive loss	(41)	(80)

Total stockholders’ equity	99,626	121,727

Total liabilities and stockholders’ equity	$108,845	$131,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	10,528	10,163	20,205	22,660
General and administrative	3,008	4,899	6,596	10,259

Total operating expenses	13,536	15,062	26,801	32,919

Loss from operations	(13,536)	(15,062)	(26,801)	(32,919)

Other income (expense):
Interest income	247	225	474	434
Interest expense	(53)	(140)	(126)	(300)
Foreign currency transaction gains (losses), net	(5)	(51)	95	21

Total other income (expense), net	189	34	443	155

Net loss	$(13,347)	$(15,028)	$(26,358)	$(32,764)

Net loss per share, basic and diluted	$(0.49)	$(0.55)	$(0.96)	$(1.20)

Weighted average common shares outstanding, basic and diluted	27,407,408	27,272,225	27,379,122	27,267,830

Comprehensive loss:
Net loss	$(13,347)	$(15,028)	$(26,358)	$(32,764)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	22	(15)	39	193

Total other comprehensive income (loss)	22	(15)	39	193

Total comprehensive loss	$(13,325)	$(15,043)	$(26,319)	$(32,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(26,358)	$(32,764)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,103	5,610
Non-cash interest expense	10	24
Depreciation expense	89	102
Unrealized foreign currency transaction gains	(21)	(108)
Premium on marketable securities, net	(224)	(233)
Amortization of premium on marketable securities	145	715
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(247)	374
Tax incentive receivable	(234)	(250)
Accounts payable	1,875	(4,710)
Accrued expenses	(998)	(1,039)

Net cash used in operating activities	(21,860)	(32,279)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	79,994	88,660
Purchases of marketable securities	(57,300)	(69,907)
Purchases of property and equipment	(16)	(660)

Net cash provided by investing activities	22,678	18,093

Cash flows from financing activities:
Repayments of notes payable	(1,559)	(1,438)
Proceeds from exercise of common stock options and employee stock purchase plan	115	55

Net cash used in financing activities	(1,444)	(1,383)

Net decrease in cash and cash equivalents	(626)	(15,569)
Cash and cash equivalents at beginning of period	32,352	35,595

Cash and cash equivalents at end of period	$31,726	$20,026

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$—	$204

Supplemental disclosure of cash flow information:
Cash paid for interest	$103	$224

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

The Company’s product candidates are all in the research and development stage. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any product candidates developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2017, the Company had an accumulated deficit of $263.9 million. From its inception through June 30, 2017, the Company received net proceeds of $333.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offering in January 2015. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity, debt financings or licensing arrangements when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $106.0 million as of June 30, 2017 will be sufficient to fund its anticipated level of operations and capital expenditures for a period of at least one year from the issuance date of this Quarterly Report.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, for the year ended

December 31, 2016, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2017 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2017 and 2016 have been made. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

The Company excluded the following common stock equivalents, outstanding as of June 30, 2017 and 2016, from the computation of diluted net loss per share for the three months ended June 30, 2017 and 2016 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of June 30,
	2017	2016
Options to purchase common stock	4,185,866	3,976,995
Unvested restricted common stock	11,065	9,955

	4,196,931	3,986,950

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard was adopted on January 1, 2017 on a modified retrospective basis. As a result the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled. The adoption of this guidance had an immaterial impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard will be effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its condensed consolidated financial statements.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2017 and December 31, 2016, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$25,771	$25,771	$—	$—
Commercial paper	1,997	—	1,997	—

Total cash equivalents	27,768	25,771	1,997	—

Marketable securities:
Corporate bonds	55,077	—	55,077	—
Commercial paper	19,189	—	19,189	—

Total marketable securities	74,266	—	74,266	—

Total cash equivalents and marketable securities	$102,034	$25,771	$76,263	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$22,091	$22,091	$—	$—
Commercial paper	2,997	—	2,997	—
Corporate bonds	1,500	—	1,500	—

Total cash equivalents	26,588	22,091	4,497	—

Marketable securities:
Corporate bonds	69,622	—	69,622	—
Commercial paper	27,220	—	27,220	—

Total marketable securities	96,842	—	96,842	—

Total cash equivalents and marketable securities	$123,430	$22,091	$101,339	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$55,112	$—	$(35)	$55,077
Commercial paper (due within 1 year)	19,193	—	(4)	19,189

	$74,305	$—	$(39)	$74,266

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$68,777	$—	$(54)	$68,723
Corporate bonds (due after 1 year through 2 years)	901	—	(2)	899
Commercial paper (due within 1 year)	27,244	—	(24)	27,220

	$96,922	$—	$(80)	$96,842

4. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued payroll and related expenses	$1,241	$2,008
Accrued research and development expenses	1,073	892
Accrued professional fees	293	347
Accrued restructuring	—	376
Accrued other	102	110

	$2,709	$3,733

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

During the three months ended June 30, 2017 and 2016, the Company recognized less than $0.1 million and $0.1 million, respectively, of interest expense related to the 2014 Credit Facility. During the six months ended June 30, 2017 and 2016, the Company recognized $0.1 million and $0.3 million, respectively, of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the outstanding debt under the 2014 Credit Facility is approximately 10.8%.

6. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan, or the 2014 Stock Option Plan, and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of June 30, 2017, 2,014,395 shares are available for grant under the 2014 Stock Option Plan, including 1,093,302 shares automatically added to the 2014 Stock Option Plan on January 1, 2017 as a result of a provision in the 2014 Stock Option Plan.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$877	$1,002	$1,733	$1,830
General and administrative	$1,225	1,852	2,370	3,780

	$2,102	$2,854	$4,103	$5,610

7. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend this lease for three additional years each. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend this lease for five additional years. In January 2017, the Company extended the leases for both office spaces in Boston, Massachusetts with new terms expiring on July 31, 2020. As of July 31, 2017, the Company negotiated the financial terms of these extensions with additional minimum lease payments of $0.2 million for the remainder of 2017, $0.4 million for the years 2018 and 2019 and $0.2 million for 2020 not reflected in the table below. The Company also has the option to extend both of these leases in Boston, Massachusetts for an additional three years. With the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party which began on January 1, 2017 and expires on June 30, 2018. The Company expects to receive approximately $0.2 million in sublease rental income during the sublease period.

Future minimum lease payments for its operating leases as of June 30, 2017 were as follows:

Year Ending December 31,
(in thousands)
2017 (July to December)	$80
2018	106
2019	82

$268

During the three months ended June 30, 2017 and 2016, the Company recognized $0.1 million of rental expense related to office space. During the six months ended June 30, 2017 and 2016, the Company recognized $0.2 million of rental expense related to office space.

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

As of June 30, 2017, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug Application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three or six months ended June 30, 2017 or 2016. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2017, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of management team and the board of directors of the Company that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2017.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of June 30, 2017.

8. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended June 30, 2017 and 2016, the Company recognized less than $0.1 million of expense related to its contributions to the plan. During the six months ended June 30, 2017 and 2016, the Company recognized $0.1 million of expense related to its contributions to the plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities through December 31, 2016 and 43.5% beginning January 1, 2017. For the three months ended June 30, 2017 and 2016, $0.2 million was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, $0.2 million and $0.3 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended June 30, 2017 and 2016, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of nil and losses of less than $0.1 million, respectively, related to this tax incentive receivable. For the six months ended June 30, 2017 and 2016, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of less than $0.1 million related to this tax incentive receivable. As of June 30, 2017 and December 31, 2016, the Company’s tax incentive receivable from the Australian government was $0.6 million and $0.3 million, respectively.

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

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(in thousands)
Restructuring reserve beginning balance	$376	$—
Restructuring expenses incurred during the period	24	1,223
Amounts paid during the period	(400)	(847)

Restructuring reserve ending balance	$—	$376

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by metabolic diseases including type 2 diabetes and obesity. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of metabolic diseases including type 2 diabetes and obesity. We have completed a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of a single ascending dose, or SAD, portion and a multiple ascending dose, or MAD, portion. This clinical trial evaluated ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of efficacy over four weeks of treatment. We reported positive top line results from this clinical trial in May 2017 and presented the full data package at the American Diabetes Association’s 77th Annual Scientific Sessions in June 2017. ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule, and has a favorable safety profile, with no evidence of prothrombotic effects. The data show that ZGN-1061 treatment causes improvements across multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. We plan to advance ZGN-1061 into a Phase 2 clinical trial in patients with type 2 diabetes who are overweight or obese, in Australia and New Zealand in the third quarter of 2017.

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

Since our inception in November 2005, we have devoted substantially all of our resources to developing ZGN-1061, beloranib, and ZGN-839, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for such operations. From our inception through our initial public offering, or IPO, in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. On January 28, 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $263.9 million as of June 30, 2017. Our net loss was $26.4 million for the six months ended June 30, 2017 and $57.9 million for the year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. See “– Liquidity and Capital Resources.”

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

Operating Expenses

The majority of our operating expenses since inception have consisted primarily of research and development activities, and general and administrative costs.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of clinical trials and other research and development activities;

•	clinical trial results;

•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation;

•	the timing and receipt of any regulatory approvals; and

•	the U.S. Food and Drug Administration, or FDA’s or other regulatory authority’s influence on clinical trial design.

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

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net consists of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government. We currently do not engage in hedging activities related to our foreign currency-denominated receivables and payables; as such, we cannot predict the impact of future foreign currency transaction gains and losses on our operating results. See “– Quantitative and Qualitative Disclosures about Market Risk.”

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	10,528	10,163	365
General and administrative	3,008	4,899	(1,891)

Total operating expenses	13,536	15,062	(1,526)

Loss from operations	(13,536)	(15,062)	1,526

Other income (expense):
Interest income	247	225	22
Interest expense	(53)	(140)	87
Foreign currency transaction gains (losses), net	(5)	(51)	46

Total other income (expense), net	189	34	155

Net loss	$(13,347)	$(15,028)	$1,681

Research and development expenses

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Pre-clinical and manufacturing	$3,969	$1,244	$2,725
Clinical trials	934	202	732

Subtotal	4,903	1,446	3,457

Discovery and screening	1,551	—	1,551

Beloranib:
Pre-clinical and manufacturing	386	1,304	(918)
Clinical trials	27	1,965	(1,938)

Subtotal	413	3,269	(2,856)

ZGN-839	—	377	(377)

Subtotal	6,867	5,092	1,775

Unallocated expenses:
Personnel related	1,821	2,238	(417)
Non-cash stock-based compensation	877	1,002	(125)
Consultants	567	1,291	(724)
Other	396	540	(144)

Subtotal	3,661	5,071	(1,410)

Total research and development expenses	$10,528	$10,163	$365

Research and development expenses for the three months ended June 30, 2017 increased $0.4 million compared to the three months ended June 30, 2016. The increase was primarily due to increased costs of $3.5 million related to our ZGN-1061 program and an increase of $1.6 million related to work on discovery and screening, partially offset by a $2.9 million decrease in our beloranib program and a decrease of $1.4 million associated with our unallocated expenses.

Costs associated with our ZGN-1061 program increased period over period by $3.5 million. In the third quarter of 2016 we initiated a Phase 1 clinical trial for ZGN-1061 which completed recruiting and dosing patients in the first quarter of 2017. The overall increase is primarily due to additional pre-clinical studies as well as drug product and drug substance activities as we prepare for the initiation of a Phase 2 clinical trial for which we plan to enroll approximately 120 patients for 12 weeks of dosing which we expect to commence in the third quarter of 2017. The expenses during the 2016 period were for startup costs for the Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion.

Clinical trials costs and related expenses for beloranib decreased by $1.9 million period over period and pre-clinical and manufacturing costs decreased $0.9 million period over period, both as a result of the suspension of our beloranib program in July 2016. During the three months ended June 30, 2016, we reported topline clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with Prader-Willi Syndrome, or PWS, in the first quarter of 2016 and recorded additional clinical trial and other costs related to the clinical program in the three months ended June 30, 2016.

Unallocated expenses decreased period over period primarily due to a decrease of $0.7 million in consultants, as well as a decrease in personnel related costs of $0.4 million. Consultant costs decreased primarily related to our beloranib program which we suspended further development in July 2016. Personnel related expenses decreased primarily from a reduction in the number of employees for the second quarter of the 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016. Other unallocated expenses decreased due to lower travel expenses and facilities expenses.

General and administrative expenses

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Personnel related	$586	$1,039	$(453)
Non-cash stock-based compensation	1,225	1,852	(627)
Professional fees	742	1,497	(755)
Other	455	511	(56)

Total general and administrative expenses	$3,008	$4,899	$(1,891)

General and administrative expenses for the three months ended June 30, 2017 decreased $1.9 million compared to the three months ended June 30, 2016. The decrease was due to a decrease in professional fees of $0.8 million, non-cash stock-based compensation expense of $0.6 million, and personnel related costs of $0.5 million. Professional fees decreased primarily due to lower legal fees as the class action lawsuit plaintiffs had filed a notice of appeal to the First Circuit Court of Appeals and on April 7, 2017, the dismissal with prejudice was affirmed. The decrease was also due to lower commercial readiness costs and investor relations and public relations costs compared to the same period in 2016, primarily as a result of suspending development of beloranib in July 2016. Non-cash stock compensation decreased due mainly to our earliest stock option grants becoming fully expensed, as well as a lower stock option grant price for the 2017 annual grant. Personnel related expenses decreased primarily due to a reduction in the number of employees for the second quarter of 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016.

Other income (expense), net

Interest expense. Interest expense for the three months ended June 30, 2017 and 2016 of less than $0.1 million and $0.1 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.2 million for the three months ended June 30, 2017 and 2016 was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction losses of less than $0.1 million for the three months ended June 30, 2017 and 2016. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	20,205	22,660	(2,455)
General and administrative	6,596	10,259	(3,663)

Total operating expenses	26,801	32,919	(6,118)

Loss from operations	(26,801)	(32,919)	6,118

Other income (expense):
Interest income	474	434	40
Interest expense	(126)	(300)	174
Foreign currency transaction gains (losses), net	95	21	74

Total other income (expense), net	443	155	288

Net loss	$(26,358)	$(32,764)	$6,406

Research and development expenses

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Pre-clinical and manufacturing	$7,868	$2,213	$5,655
Clinical trials	2,429	277	2,152

Subtotal	10,297	2,490	7,807

Discovery and screening	2,069	265	1,804

Beloranib:
Pre-clinical and manufacturing	590	3,665	(3,075)
Clinical trials	40	5,704	(5,664)

Subtotal	630	9,369	(8,739)

ZGN-839	—	726	(726)

Subtotal	12,996	12,850	146

Unallocated expenses:
Personnel related	3,703	4,446	(743)
Non-cash stock-based compensation	1,733	1,830	(97)
Consultants	1,037	2,478	(1,441)
Other	736	1,056	(320)

Subtotal	7,209	9,810	(2,601)

Total research and development expenses	$20,205	$22,660	$(2,455)

Research and development expenses for the six months ended June 30, 2017 decreased $2.5 million compared to the six months ended June 30, 2016. The decrease was primarily due to an $8.7 million decrease in our beloranib program and a decrease of $2.6 million associated with our unallocated expenses partially offset by increased costs of $7.8 million related to our ZGN-1061 program, as well as an increase in discovery and screening expenses of $1.8 million.

Costs associated with our ZGN-1061 program increased period over period by $7.8 million. In the third quarter of 2016 we initiated the Phase 1 clinical trial for ZGN-1061 which completed recruiting and dosing patients in the first quarter of 2017. The overall increase is primarily due to additional pre-clinical studies as well as drug product and drug substance activities as we start to prepare for the Phase 2 clinical trial which plans to enroll 120 patients for a 12 week trial with dosing commencing in the third quarter of 2017. The expenses during the 2016 period were for startup costs for the Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion.

Of the decrease in our beloranib program, clinical trials and related expenses for beloranib decreased by $5.7 million period over period and pre-clinical and manufacturing costs decreased $3.1 million period over period, both as a result of the suspension of our beloranib program in July 2016. During the six months ended June 30, 2016, we reported topline clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS.

Unallocated expenses decreased period over period primarily due to a decrease of $1.4 million in consultants, as well as a decrease in personnel related costs of $0.7 million. Consultant costs decreased primarily related to our beloranib program which we suspended in July 2016. Personnel related expenses decreased primarily from a reduction in the number of employees for the first and second quarters of the 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016. Other unallocated expenses decreased due to lower travel expenses and facilities expenses.

General and administrative expenses

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Personnel related	$1,213	$2,061	$(848)
Non-cash stock-based compensation	2,370	3,780	(1,410)
Professional fees	2,119	3,284	(1,165)
Other	894	1,134	(240)

Total general and administrative expenses	$6,596	$10,259	$(3,663)

General and administrative expenses for the six months ended June 30, 2017 decreased $3.7 million compared to the six months ended June 30, 2016. The decrease was due to a decrease in non-cash stock-based compensation expense of $1.4 million, professional fees of $1.2 million and personnel related costs of $0.8 million. Non-cash stock compensation decreased due mainly to our earliest stock option grants becoming fully expensed, as well as a lower stock option grant price for the 2017 annual grant. Professional fees decreased primarily due to lower legal fees as the class action lawsuit plaintiffs had filed a notice of appeal to the First Circuit Court of Appeals and on April 7, 2017, the dismissal with prejudice was affirmed. The decrease was also due to lower commercial readiness costs and investor relations and public relations costs compared to the same period in 2016, primarily as a result of suspending development of beloranib in July 2016. Personnel related expenses decreased primarily from a reduction in the number of employees for the first and second quarters of 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016.

Other income (expense), net

Interest expense. Interest expense for the six months ended June 30, 2017 and 2016 of $0.1 million and $0.3 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.5 million and $0.4 million, respectively, for the six months ended June 30, 2017 and 2016 was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of $0.1 million and less than $0.1 million, respectively, for the six months ended June 30, 2017 and 2016. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and marketable securities totaling $106.0 million. We invest our cash in money market funds, commercial paper and corporate bonds, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of June 30, 2017, we had an accumulated deficit of $263.9 million. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. On January 28, 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

We have outstanding amounts under the 2014 Credit Facility, which we entered into in March 2014. All promissory notes issued under the 2014 Credit Facility are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the 2014 Credit Facility; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and certain other business transactions.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(21,860)	$(32,279)
Cash provided by investing activities	22,678	18,093
Cash used in financing activities	(1,444)	(1,383)

Net decrease in cash and cash equivalents	$(626)	$(15,569)

Net cash used in operating activities

During the six months ended June 30, 2017, operating activities used $21.9 million of cash, resulting from our net loss of $26.4 million, partially offset by changes in our operating assets and liabilities of $0.4 million and non-cash charges of $4.1 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program and our general and administrative expenses. Our net non-cash charges during the six months ended June 30, 2017, consisted primarily of stock-based compensation expense of $4.1 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2017, consisted primarily of a $0.9 million increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and other current assets of $0.2 million as well as an increase in the tax receivable of $0.2 million.

During the six months ended June 30, 2016, operating activities used $32.3 million of cash, resulting from our net loss of $32.8 million and changes in our operating assets and liabilities of $5.6 million, partially offset by non-cash charges of $6.1 million. Our net loss was primarily attributed to research and development activities related to our beloranib program, our ZGN-1061 program, and our general and administrative expenses. Our net non-cash charges during the six months ended June 30, 2016, consisted primarily of stock-based compensation expense of $5.6 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2016, consisted primarily of a $5.7 million decrease in accounts payable and accrued expenses and a $0.3 million increase in our tax incentive receivable, partially offset by a $0.4 million decrease in prepaid expenses and other current assets.

Net cash provided by investing activities

During the six months ended June 30, 2017, investing activities provided $22.7 million of cash resulting from proceeds from sales and maturities of marketable securities of $80.0 million, offset primarily by the use of cash for purchases of marketable securities of $57.3 million.

During the six months ended June 30, 2016, investing activities provided $18.1 million of cash resulting from proceeds from sales and maturities of marketable securities of $88.7 million, offset by the use of cash for purchases of marketable securities of $69.9 million and purchases of property and equipment of $0.7 million.

Net cash used in financing activities

During the six months ended June 30, 2017, financing activities used $1.6 million for payments related to our notes payable, partially offset by $0.1 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of ZGN-1061 and our other research and development activities and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 will depend on many factors, including:

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

Contractual Obligations and Commitments

During the six months ended June 30, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, as filed with the SEC on May 9, 2017. As of July 31, 2017, we negotiated the financial terms of the lease extensions for both of our office spaces in Boston, Massachusetts with additional minimum lease payments of $0.2 million for the remainder of 2017, $0.4 million for the years 2018 and 2019 and $0.2 million for 2020.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, the following accounting policies involve the most judgment and complexity:

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

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of June 30, 2017 consisted of cash, corporate bonds, commercial paper, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of June 30, 2017, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction gains of $0.1 million and less than $0.1 million were recorded for the six months ended June 30, 2017 and 2016, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of June 30, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the six months ended June 30, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of June 30, 2017. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, we are not permitted to market ZGN-1061 in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. Development of diabetes drugs requires approximately 2,500 subjects randomized to active doses of the product with 1,300 to 1,500 subjects exposed for a year and 300 to 500 subjects exposed for 18 months in order to estimate the safety of the drug in an NDA. In addition, it is anticipated that the FDA may require that their guidance for assessment of cardiovascular risk with diabetes products be followed which may require testing of 5,000 to 10,000 subjects. Pursuant to the FDA’s draft guidance documents to industry related to the development of weight management drugs, in order to reasonably estimate the safety of a weight-management drug in an NDA, Phase 3 clinical trials must randomize approximately 3,000 subjects to active doses of the product and 1,500 subjects to placebo in clinical trials of one-year duration. Meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal clinical trials. Accordingly, obtaining approval of an NDA or Marketing Authorization Application, or MAA, is a complex, lengthy, expensive and uncertain process.

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

Favorable results from our pre-clinical studies of ZGN-1061 may not necessarily be predictive of the results from clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar activity in mouse and rat models of obesity compared to beloranib. Toxicology studies in rats and dogs have shown that ZGN-1061 is not exhibiting any testicular safety signals or activation of thrombosis-related biochemical markers, and displays an appreciable margin for embryofetal toxicity, compared to beloranib, which showed testicular toxicity and pro-thrombotic effects with a small therapeutic margin and no margin for embryofetal toxicity. However, we can provide no assurance that the results of this pre-clinical development program will be replicated in future clinical trials of ZGN-1061. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical and early-stage development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidate, beloranib, after achieving positive results in pre-clinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of ZGN-1061. The setbacks in later-stage clinical development have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or ununderstood adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our clinical trials of ZGN-1061, the development timeline and regulatory approval and commercialization prospects for our lead product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with beloranib versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 as we saw with beloranib, and therefore, we will study many of these parameters in pre-clinical and clinical development of ZGN-1061. In the first small Phase 1 clinical trial assessment of ZGN-1061’s safety, the most common side effects were mild gastrointestinal issues, (comparable between ZGN-1061 and placebo groups), headache and procedural-related irritation.

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

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe or Australia and New Zealand may deny permission to pursue clinical trials and/or indications we want to initiate;

•	delays in regulatory filings or receiving regulatory approvals of INDs, or clinical trial authorization applications, or CTAs, that may be required;

•	unfavorable results from our pre-clinical and /or non-clinical studies, the FDA, the EMA or the applicable regulatory authorities in Australia or New Zealand, may require additional pre-clinical and /or non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States, the European Union, Australia or New Zealand;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our previous clinical trials for beloranib;

•	the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	reports from pre-clinical, non-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest.

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

Changes in regulatory requirements, FDA guidance or guidance from EMA, Australia or New Zealand or unanticipated events during our clinical trials of ZGN-1061 may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

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

As of July 31, 2017, we own one issued U.S. patent, one pending U.S. patent application, one pending Patent Cooperation Treaty, or PCT, patent application, and two pending U.S. provisional patent applications that relate to ZGN-1061.

As of July 31, 2017, we own 15 issued U.S. patents, and 9 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States , the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities, and require devotion of a substantial amount of our time to managing these expansion activities.

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

Since our inception and until recently, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with Prader-Willi Syndrome, or PWS, and Phase 2 clinical development for the treatment of obesity in patients with hypothalamic injury-associated obesity, or HIAO. In December 2015, the FDA put the beloranib IND on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery of novel and highly differentiated MetAP2 inhibitors.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $26.4 million for the six months ended June 30, 2017 and $57.9 million for the year ended December 31, 2016. As of June 30, 2017, we had an accumulated deficit of $263.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061 and ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue. In addition, if and when we obtain marketing approval for ZGN-1061, we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of June 30, 2017, our cash, cash equivalents and marketable securities were $106.0 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2017 to June 30, 2017 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $5.08 to a low of $3.24 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of July 31, 2017, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 36.8% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

ZAFGEN, INC.

Date: August 9, 2017	By:	/s/ Thomas E. Hughes, Ph.D.
Thomas E. Hughes, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.