Form 10-Q
period 2017-09-30
ZAFGEN, INC.
filed 2017-11-07
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, there were 27,489,457 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Report, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment for type 2 diabetes and other related metabolic disorders;

•	our ability to successfully advance ZGN-1061 into later-stage clinical trials;

•	our ability to dissociate effects of methionine aminopeptidase 2, or MetAP2, inhibitors from prothrombotic effects or other adverse events observed in clinical development of beloranib;

•	our ability to provide a compelling argument for improved safety of ZGN-1061 and other novel MetAP2 inhibitors relative to first generation compounds, including beloranib;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$19,193	$32,352
Marketable securities	73,987	96,842
Tax incentive receivable	469	347
Prepaid expenses and other current assets	2,007	1,358

Total current assets	95,656	130,899
Property and equipment, net	551	661
Other assets	57	61

Total assets	$96,264	$131,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,676	$2,572
Accrued expenses	3,090	3,733
Notes payable, current	1,268	3,589

Total current liabilities	7,034	9,894

Total liabilities	7,034	9,894

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 27,483,925 and 27,332,551 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	365,723	359,329
Accumulated deficit	(276,492)	(237,549)
Accumulated other comprehensive loss	(28)	(80)

Total stockholders’ equity	89,230	121,727

Total liabilities and stockholders’ equity	$96,264	$131,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	9,723	10,001	29,928	32,661
General and administrative	3,117	4,830	9,713	15,089

Total operating expenses	12,840	14,831	39,641	47,750

Loss from operations	(12,840)	(14,831)	(39,641)	(47,750)

Other income (expense):
Interest income	266	230	740	664
Interest expense	(31)	(132)	(157)	(432)
Foreign currency transaction gains (losses), net	20	58	115	79

Total other income (expense), net	255	156	698	311

Net loss	$(12,585)	$(14,675)	$(38,943)	$(47,439)

Net loss per share, basic and diluted	$(0.46)	$(0.54)	$(1.42)	$(1.74)

Weighted average common shares outstanding, basic and diluted	27,483,550	27,322,907	27,414,314	27,286,323

Comprehensive loss:
Net loss	$(12,585)	$(14,675)	$(38,943)	$(47,439)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	13	(52)	52	141

Total other comprehensive income (loss)	13	(52)	52	141

Total comprehensive loss	$(12,572)	$(14,727)	$(38,891)	$(47,298)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(38,943)	$(47,439)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,199	8,106
Non-cash interest expense	13	33
Depreciation expense	138	151
Loss on disposal of research and development equipment	—	328
Unrealized foreign currency transaction gains	(31)	(161)
Premium on marketable securities, net	(297)	(299)
Amortization of premium on marketable securities	219	934
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(649)	256
Tax incentive receivable	(91)	(250)
Accounts payable	104	(3,557)
Accrued expenses	(610)	(1,411)

Net cash used in operating activities	(33,948)	(43,309)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	112,164	141,366
Purchases of marketable securities	(89,179)	(106,172)
Purchases of property and equipment	(28)	(660)

Net cash provided by investing activities	22,957	34,534

Cash flows from financing activities:
Repayments of notes payable	(2,363)	(2,179)
Proceeds from exercise of common stock options and employee stock purchase plan	195	220

Net cash used in financing activities	(2,168)	(1,959)

Net decrease in cash and cash equivalents	(13,159)	(10,734)
Cash and cash equivalents at beginning of period	32,352	35,595

Cash and cash equivalents at end of period	$19,193	$24,861

Supplemental disclosure of cash flow information:
Cash paid for interest	$130	$314

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by type 2 diabetes, rare diseases and other metabolic diseases. The Company is focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2 (“MetAP2”) pathway. The Company has pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. The Company’s lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of type 2 diabetes and other related metabolic disorders. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, acquiring operating assets and raising capital. Currently, the Company is focusing its personnel and financial resources on ZGN-1061 and the discovery of novel and highly differentiated MetAP2 inhibitors.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2017, the Company had an accumulated deficit of $276.5 million. From its inception through September 30, 2017, the Company received net proceeds of $333.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offering in January 2015. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity, debt financings or licensing arrangements when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $93.2 million as of September 30, 2017 will be sufficient to fund its anticipated level of operations and capital expenditures for a period of at least one year from the issuance date of this Quarterly Report.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2017 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016 have been made. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

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

The Company excluded the following common stock equivalents, outstanding as of September 30, 2017 and 2016, from the computation of diluted net loss per share for the three months ended September 30, 2017 and 2016 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of September 30,
	2017	2016
Options to purchase common stock	3,963,480	3,220,415
Unvested restricted common stock	5,533	6,637

	3,969,013	3,227,052

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard was adopted on January 1, 2017 on a modified retrospective basis. As a result the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled. The adoption of this guidance had an immaterial impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017.

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

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2017 and December 31, 2016, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the nine months ended September 30, 2017, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$13,823	$13,823	$—	$—
Commercial paper	3,499	—	3,499	—

Total cash equivalents	17,322	13,823	3,499	—

Marketable securities:
Corporate bonds	58,747	—	58,747	—
Commercial paper	14,760	—	14,760	—
Certificates of deposit	480	—	480	—

Total marketable securities	73,987	—	73,987	—

Total cash equivalents and marketable securities	$91,309	$13,823	$77,486	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$22,091	$22,091	$—	$—
Commercial paper	2,997	—	2,997	—
Corporate bonds	1,500	—	1,500	—

Total cash equivalents	26,588	22,091	4,497	—

Marketable securities:
Corporate bonds	69,622	—	69,622	—
Commercial paper	27,220	—	27,220	—

Total marketable securities	96,842	—	96,842	—

Total cash equivalents and marketable securities	$123,430	$22,091	$101,339	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$58,772	$—	$(25)	$58,747
Commercial paper (due within 1 year)	14,763		(3)	14,760
Certificates of deposit (due within 1 year)	480	—	—	480

	$74,015	$—	$(28)	$73,987

	December 31, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$68,777	$—	$(54)	$68,723
Corporate bonds (due after 1 year through 2 years)	901	—	(2)	899
Commercial paper (due within 1 year)	27,244	—	(24)	27,220

	$96,922	$—	$(80)	$96,842

4. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$1,525	$2,008
Accrued research and development expenses	1,223	892
Accrued professional fees	267	347
Accrued restructuring	—	376
Accrued other	75	110

	$3,090	$3,733

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

During the three months ended September 30, 2017 and 2016, the Company recognized less than $0.1 million and $0.1 million, respectively, of interest expense related to the 2014 Credit Facility. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.2 million and $0.4 million, respectively, of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the outstanding debt under the 2014 Credit Facility is approximately 10.8%.

6. Stock-Based Awards

The Company grants equity awards under its 2014 Stock Option and Incentive Plan, or the 2014 Stock Option Plan, and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of September 30, 2017, 2,236,781 shares are available for grant under the 2014 Stock Option Plan, including 1,093,302 shares automatically added to the 2014 Stock Option Plan on January 1, 2017 as a result of a provision in the 2014 Stock Option Plan.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$896	$878	$2,629	$2,708
General and administrative	$1,200	1,438	3,570	5,218

	$2,096	$2,316	$6,199	$7,926

7. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with an initial term expiring July 31, 2017 and an option to extend the lease for three additional years. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with an initial term expiring on July 31, 2017, and two options to extend this lease for three additional years each. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend this lease for five additional years. In January 2017, the Company extended the leases for both office spaces in Boston, Massachusetts with new terms expiring on July 31, 2020. The Company also has the option to extend both of these leases in Boston, Massachusetts for an additional three years. With the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party which began on January 1, 2017 and expires on September 30, 2018. The Company expects to receive approximately $0.2 million in sublease rental income during the sublease period, which is recorded as an offset to rental expense in the condensed consolidated statements of operations.

Future minimum lease payments for its operating leases as of September 30, 2017 were as follows:

Year Ending December 31,
(in thousands)
2017 (October to December)	$118
2018	479
2019	464
2020	226

$1,287

During the three months ended September 30, 2017 and 2016, the Company recognized $0.1 million of rental expense related to office space. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.3 million of rental expense related to office space.

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

As of September 30, 2017, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug Application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three or nine months ended September 30, 2017 or 2016. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2017, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of the management team and the board of directors of the Company that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2017.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of September 30, 2017.

8. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended September 30, 2017 and 2016, the Company recognized less than $0.1 million of expense related to its contributions to the plan. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.1 million and $0.2 million, respectively, of expense related to its contributions to the plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 45% refundable tax incentive for qualified research and development activities through December 31, 2016 and 43.5% beginning January 1, 2017. For the three months ended September 30, 2017 and 2016, $0.2 million and nil, respectively, was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, $0.5 million and $0.3 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended September 30, 2017 and 2016, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of less than $0.1 million related to this tax incentive receivable. For the nine months ended September 30, 2017 and 2016, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of less than $0.1 million and $0.1 million, respectively, related to this tax incentive receivable. As of September 30, 2017 and December 31, 2016, the Company’s tax incentive receivable from the Australian government was $0.5 million and $0.3 million, respectively.

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

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	(in thousands)
Restructuring reserve beginning balance	$376	$—
Restructuring expenses incurred during the period	24	1,223
Amounts paid during the period	(400)	(847)

Restructuring reserve ending balance	$—	$376

11. Subsequent Events

In October 2017, the Company granted its newly appointed Chief Executive Officer two inducement stock option grants, which were not granted under the Company’s 2014 Stock Option and Incentive Plan: (i) an option to purchase 550,000 shares of the Company’s common stock with standard vesting terms, and (ii) an additional option to purchase 1,100,000 shares of the Company’s common stock, with such option shares vesting in accordance with certain stock price appreciation and other financial performance goals.

Additionally, in October 2017, the Company granted its President and Chief Scientific Officer an option to purchase 275,000 shares of the Company’s common stock under the Company’s 2014 Stock Option and Incentive Plan. Such option will vest in accordance with certain stock price appreciation performance goals.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by type 2 diabetes, rare diseases and other metabolic diseases. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of type 2 diabetes and other related metabolic disorders. We have completed a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of a single ascending dose, or SAD, portion and a multiple ascending dose, or MAD, portion. This clinical trial evaluated ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of efficacy over four weeks of treatment. We reported positive top line results from this clinical trial in May 2017 and presented the full data package at the American Diabetes Association’s 77th Annual Scientific Sessions in June 2017. In this Phase 1 assessment ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule, and had a favorable tolerability profile with no safety signals identified, including no evidence of prothrombotic effects. The data show that ZGN-1061 treatment causes improvements across multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. In the third quarter of 2017, we advanced ZGN-1061 into a Phase 2 clinical trial in both Australia and New Zealand, in patients with type 2 diabetes who are obese and are failing to respond adequately to current therapies. This trial is expected to enroll approximately 120 patients.

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

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds for development in the treatment of type 2 diabetes, and that avoided limiting preclinical safety concerns observed with beloranib, including teratogenicity and effects on testicular function. To date, the compound has similar efficacy, potency, and range of activity in animal models as beloranib, but displays highly differentiated properties and improved safety margins in preclinical studies, supporting the value of the compound as a more highly optimized MetAP2 inhibitor. Further, the compound displays improved safety margins in non-clinical safety studies relative to beloranib for effects on coagulation in dogs, an effect that correlates with reduced impact on endothelial cell proliferation in vitro.

Since our inception in November 2005, we have devoted substantially all of our resources to developing ZGN-1061, beloranib, ZGN-839 and additional MetAP2 inhibitors, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for such operations. From our inception through our initial public offering, or IPO, in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. On January 28, 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $276.5 million as of September 30, 2017. Our net loss was $38.9 million for the nine months ended September 30, 2017 and $57.9 million for the year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	advance the development of ZGN-1061 through Phase 2 and later-stage clinical trials;

•	seek to identify and advance development of additional product candidates and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, related benefits and stock-based compensation for employees engaged in scientific research and development functions;

•	third-party contract costs relating to research, formulation, manufacturing, preclinical studies and clinical trial activities;

•	external costs of outside consultants;

•	payments made under our third-party licensing agreements;

•	sponsored research agreements;

•	laboratory consumables; and

•	allocated facility-related costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
			Increase
	2017	2016	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	9,723	10,001	(278)
General and administrative	3,117	4,830	(1,713)

Total operating expenses	12,840	14,831	(1,991)

Loss from operations	(12,840)	(14,831)	1,991

Other income (expense):
Interest income	266	230	36
Interest expense	(31)	(132)	101
Foreign currency transaction gains (losses), net	20	58	(38)

Total other income (expense), net	255	156	99

Net loss	$(12,585)	$(14,675)	$2,090

Research and development expenses

	Three Months Ended September 30,
			Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Preclinical and manufacturing	$2,827	$1,529	$1,298
Clinical trials	1,152	704	448

Subtotal	3,979	2,233	1,746

Discovery and screening	1,887	4	1,883

Beloranib:
Preclinical and manufacturing	86	1,467	(1,381)
Clinical trials	24	1,982	(1,958)

Subtotal	110	3,449	(3,339)

ZGN-839	—	108	(108)

Subtotal	5,976	5,794	182

Unallocated expenses:
Personnel related	1,822	2,421	(599)
Non-cash stock-based compensation	896	877	19
Consultants	638	457	181
Other	391	452	(61)

Subtotal	3,747	4,207	(460)

Total research and development expenses	$9,723	$10,001	$(278)

Research and development expenses for the three months ended September 30, 2017 decreased $0.3 million compared to the three months ended September 30, 2016. The decrease was primarily due to a $3.3 million decrease in our beloranib program and a decrease of $0.5 million associated with our unallocated expenses, partially offset by increased costs of $1.9 million related to work on discovery and screening and an increase of $1.7 million related to our ZGN-1061 program.

Costs associated with our discovery and screening programs increased $1.9 million over the prior period as during the 2017 period we had considerable costs related to discovery work for our early stage programs.

Costs associated with our ZGN-1061 program increased period over period by $1.7 million. In the third quarter of 2016 we initiated a Phase 1 clinical trial for ZGN-1061 which completed recruiting and dosing patients in the first quarter of 2017. The overall increase is primarily due to additional preclinical studies as well as drug product and drug substance activities as we have commenced a Phase 2 clinical trial in the third quarter of 2017 in both Australia and New Zealand, for which we plan to enroll approximately 120 patients for 12 weeks of dosing. The expenses during the 2016 period were for the Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion.

Of the decrease in cost associated with our beloranib program, clinical trials costs and related expenses decreased by $2.0 million period over period and preclinical and manufacturing costs decreased $1.4 million period over period, both as a result of the suspension of our beloranib program in July 2016. We suspended the development of our beloranib program, however safety and close-out visits were still being conducted for patients in our U.S. Phase 3 clinical trial in patients with PWS.

Unallocated expenses decreased period over period primarily due to a decrease in personnel related costs of $0.6 million. Personnel related expenses decreased primarily from a reduction in the number of employees for the second quarter of the 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016.

General and administrative expenses

	Three Months Ended September 30,
			Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related	$548	$1,787	$(1,239)
Non-cash stock-based compensation	1,200	1,439	(239)
Professional fees	929	1,162	(233)
Other	440	442	(2)

Total general and administrative expenses	$3,117	$4,830	$(1,713)

General and administrative expenses for the three months ended September 30, 2017 decreased $1.7 million compared to the three months ended September 30, 2016. The decrease was due to decreases in personnel related costs of $1.2 million, professional fees of $0.2 million and non-cash stock-based compensation expense of $0.2 million. Personnel related expenses decreased primarily due to a reduction in the number of employees for the second quarter of 2017 as compared to 2016, as we had a reduction in workforce which took place in July 2016. Professional fees decreased primarily due to lower legal fees as the plaintiffs for the class action lawsuit had filed a notice of appeal to the First Circuit Court of Appeals and on April 7, 2017, the dismissal with prejudice was affirmed. Non-cash stock compensation decreased due mainly to forfeited stock options related to the reduction in workforce in July 2016, as well as a lower stock option grant price for the 2017 annual grant.

Other income (expense), net

Interest expense. Interest expense for the three months ended September 30, 2017 and 2016 of less than $0.1 million and $0.1 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2017 and 2016 was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of less than $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
			Increase
	2017	2016	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	29,928	32,661	(2,733)
General and administrative	9,713	15,089	(5,376)

Total operating expenses	39,641	47,750	(8,109)

Loss from operations	(39,641)	(47,750)	8,109

Other income (expense):
Interest income	740	664	76
Interest expense	(157)	(432)	275
Foreign currency transaction gains (losses), net	115	79	36

Total other income (expense), net	698	311	387

Net loss	$(38,943)	$(47,439)	$8,496

Research and development expenses

	Nine Months Ended September 30,
			Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Preclinical and manufacturing	$10,695	$3,742	$6,953
Clinical trials	3,581	981	2,600

Subtotal	14,276	4,723	9,553

Discovery and screening	3,956	269	3,687

Beloranib:
Preclinical and manufacturing	676	5,132	(4,456)
Clinical trials	64	7,686	(7,622)

Subtotal	740	12,818	(12,078)

ZGN-839	—	834	(834)

Subtotal	18,972	18,644	328

Unallocated expenses:
Personnel related	5,525	6,867	(1,342)
Non-cash stock-based compensation	2,629	2,707	(78)
Consultants	1,675	2,935	(1,260)
Other	1,127	1,508	(381)

Subtotal	10,956	14,017	(3,061)

Total research and development expenses	$29,928	$32,661	$(2,733)

Research and development expenses for the nine months ended September 30, 2017 decreased $2.7 million compared to the nine months ended September 30, 2016. The decrease was primarily due to a $12.1 million decrease in our beloranib program and a decrease of $3.1 million associated with our unallocated expenses partially offset by increased costs of $9.6 million related to our ZGN-1061 program, as well as an increase in discovery and screening expenses of $3.7 million.

Costs associated with our ZGN-1061 program increased period over period by $9.6 million. In the third quarter of 2016 we initiated the Phase 1 clinical trial for ZGN-1061 which completed recruiting and dosing patients in the first quarter of 2017. The overall increase is primarily due to additional preclinical studies as well as drug product and drug substance activities as we commenced our Phase 2 clinical trial in the third quarter of 2017 in both Australia and New Zealand, for which we plan to enroll 120 patients in a 12 week clinical trial. The expenses during the 2016 period were for startup costs for the Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion.

Of the decrease in costs associated with our beloranib program, clinical trials and related expenses decreased by $7.6 million period over period and preclinical and manufacturing costs decreased $4.5 million period over period, both as a result of the suspension of our beloranib program in July 2016. During the nine months ended September 30, 2016, we reported topline clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS. Prior to the FDA placing the investigational new drug application, or IND, for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these trials in October 2015. In July 2016, we announced the suspension of our beloranib program.

Unallocated expenses decreased period over period primarily due to a decrease of $1.3 million in consultants, as well as a decrease in personnel related costs of $1.3 million. Consultant costs decreased primarily related to our beloranib program which we suspended in July 2016. Personnel related expenses decreased primarily from a reduction in the number of employees for the 2017 period as compared to the 2016 period, as we had a reduction in workforce which took place in July 2016. Other unallocated expenses decreased due to lower travel expenses and facilities expenses.

General and administrative expenses

	Nine Months Ended September 30,
			Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related	$1,761	$3,848	$(2,087)
Non-cash stock-based compensation	3,570	5,219	(1,649)
Professional fees	3,048	4,446	(1,398)
Other	1,334	1,576	(242)

Total general and administrative expenses	$9,713	$15,089	$(5,376)

General and administrative expenses for the nine months ended September 30, 2017 decreased $5.4 million compared to the nine months ended September 30, 2016. The decrease was due to decreases in personnel related costs of $2.1 million, non-cash stock-based compensation expense of $1.6 million and professional fees of $1.4 million. Personnel related expenses decreased primarily from a reduction in the number of employees for the 2017 period as compared to the 2016 period, from the reduction in workforce which took place in July 2016. Non-cash stock-based compensation expense decreased due mainly to forfeited stock options related to the reduction in workforce in July 2016, as well as a lower stock option grant price for the 2017 annual grant. Professional fees decreased primarily due to lower legal fees as the plaintiffs for the class action lawsuit had filed a notice of appeal to the First Circuit Court of Appeals and on April 7, 2017, the dismissal with prejudice was affirmed. The decrease was also due to lower commercial readiness costs and investor relations and public relations costs in the 2017 period as compared to the same period in 2016, primarily as a result of suspending development of beloranib in July 2016.

Other income (expense), net

Interest expense. Interest expense for the nine months ended September 30, 2017 and 2016 of $0.2 million and $0.4 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that is being recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $0.7 million for the nine months ended September 30, 2017 and 2016 was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of $0.1 million for the nine months ended September 30, 2017 and 2016. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and marketable securities totaling $93.2 million. We invest our cash in money market funds, certificates of deposit, commercial paper and corporate bonds, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2017, we had an accumulated deficit of $276.5 million. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. On January 28, 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(33,948)	$(43,309)
Cash provided by investing activities	22,957	34,534
Cash used in financing activities	(2,168)	(1,959)

Net decrease in cash and cash equivalents	$(13,159)	$(10,734)

Net cash used in operating activities

During the nine months ended September 30, 2017, operating activities used $33.9 million of cash, resulting from our net loss of $38.9 million, partially offset by changes in our operating assets and liabilities of $1.2 million and non-cash charges of $6.2 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program and our general and administrative expenses. Our net non-cash charges during the nine months ended September 30, 2017, consisted primarily of stock-based compensation expense of $6.2 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2017, consisted primarily of a $0.6 million decrease in accrued expenses as well as an increase in prepaid expenses and other current assets of $0.6 million.

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

Net cash provided by investing activities

During the nine months ended September 30, 2017, investing activities provided $23.0 million of cash resulting from proceeds from sales and maturities of marketable securities of $112.2 million, offset primarily by the use of cash for purchases of marketable securities of $89.2 million.

During the nine months ended September 30, 2016, investing activities provided $34.5 million of cash resulting from proceeds from sales and maturities of marketable securities of $141.4 million, offset by the use of cash for purchases of marketable securities of $106.2 million and purchases of property and equipment of $0.7 million.

Net cash used in financing activities

During the nine months ended September 30, 2017, financing activities used $2.4 million for payments related to our notes payable, partially offset by $0.2 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the nine months ended September 30, 2016, financing activities used $2.2 million for payments related to our notes payable, partially offset by $0.2 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

Operating Capital Requirements

ZGN-1061 has completed Phase 1 clinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we:

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of ZGN-1061 and our other research and development activities and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 will depend on many factors, including:

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, with the exception of the lease extensions described below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Report on Form 10-Q for the period ended March 31, 2017, as filed with the SEC on May 9, 2017, and our Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 9, 2017. As of July 31, 2017, we negotiated the financial terms of the lease extensions for both of our office spaces in Boston, Massachusetts with additional minimum lease payments of $0.2 million for the remainder of 2017, $0.4 million for the years 2018 and 2019 and $0.2 million for 2020.

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

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of September 30, 2017 consisted of cash, corporate bonds, commercial paper, certificates of deposits, and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of September 30, 2017, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction gains of $0.1 million and less than $0.1 million, were recorded for the nine months ended September 30, 2017 and 2016, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of September 30, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the nine months ended September 30, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of September 30, 2017. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently depend almost entirely on the success of one product candidate, ZGN-1061, which has completed Phase 1 and is currently in Phase 2 clinical development. We cannot be certain that we will be able to obtain regulatory approval for ZGN-1061, or successfully commercialize ZGN-1061 if approved.

We currently have only one product candidate in clinical stage of development, ZGN-1061, which has completed Phase 1 clinical development in the Netherlands and recently started Phase 2 clinical development, and our business currently depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. In order to conduct clinical trials in the United States we need to file an Investigational New Drug Application, or IND with the U.S. Food and Drug Administration, or FDA. Because our business is almost entirely dependent upon this one product candidate, any setback in our pursuit of regulatory approval for ZGN-1061 would have a material adverse effect on our business and prospects. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

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

The FDA and certain European regulatory authorities may delay, limit or deny approval of ZGN-1061 for many reasons, including, among others:

•	the FDA may not accept our IND for ZGN-1061 or may put it on clinical hold;

•	we may not be able to demonstrate that ZGN-1061 is safe and effective to the satisfaction of the FDA and the European Medicines Agency, or EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or preclinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of ZGN-1061;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that ZGN-1061’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and reviewed by an FDA advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA could require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements that limit the promotion, advertising, distribution, or sales of ZGN-1061;

•	the FDA and EMA may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

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

Favorable results from preclinical studies and our Phase 1 clinical trial of ZGN-1061 are not necessarily predictive of the results of additional preclinical studies or later-stage clinical trials of ZGN-1061. Given the thrombosis findings in humans treated with beloranib, development costs for ZGN-1061 may be higher and we may be unable to successfully develop, obtain regulatory approval for and commercialize ZGN-1061.

Favorable results from our preclinical studies of ZGN-1061 and the Phase 1 clinical trial may not necessarily be predictive of the results from ongoing and later-stage clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar activity in mouse and rat models of obesity compared to beloranib. Toxicology studies in rats and dogs have shown that ZGN-1061 is not exhibiting any testicular safety signals or activation of thrombosis-related biochemical markers, and displays an appreciable margin for embryofetal toxicity, testicular toxicity, prothrombotic effects and other previously observed issues for MetAP2 inhibitors such as hematological and neuronal toxicities with a small therapeutic margin and no margin for embryofetal toxicity. Further in our Phase 1 clinical trial, ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule, and has a favorable tolerability profile with no safety signals identified, including no evidence of prothrombotic effects. The data show that ZGN-1061 treatment causes improvements across multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. However, we can provide no assurance that the results of our preclinical studies and Phase 1 clinical trial of ZGN-1061 will be replicated in ongoing or later-stage clinical trials of ZGN-1061 or other preclinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early-stage clinical development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidate, beloranib, after achieving positive results in preclinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of ZGN-1061. The setbacks in later-stage clinical development have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or ununderstood adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our later-stage clinical trials of ZGN-1061, the development timeline and regulatory approval and commercialization prospects for our lead product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with our first generation MetAP2 inhibitor, beloranib, versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 as we saw with beloranib, and therefore, we will study these parameters in preclinical and clinical development of ZGN-1061. In our Phase 1 clinical trial of ZGN-1061, the most common adverse events reported were mild gastrointestinal issues (comparable between ZGN-1061 and placebo groups), headache and procedural-related irritation.

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

ZGN-1061 has completed Phase 1 clinical development in the Netherlands, has recently started Phase 2 clinical development in Australia and New Zealand and will require substantial further clinical development before we can submit an NDA to the FDA or an MAA to the EMA for its marketing approval.

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061. We do not know whether any clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe or Australia and New Zealand may deny permission to pursue clinical trials and/or indications we want to initiate;

•	delays in regulatory filings or receiving regulatory approvals of INDs, or clinical trial authorization applications, or CTAs, that may be required;

•	unfavorable results from our preclinical and /or non-clinical studies, the FDA, the EMA or the applicable regulatory authorities in Australia or New Zealand, may require additional preclinical and /or non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States, the European Union, Australia or New Zealand;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our previous clinical trials for beloranib;

•	the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may disagree with our clinical trial designs, our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	reports from preclinical, non-clinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBsor ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data monitoring committee, or DMC, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial clinical hold or a full clinical hold;

•	unforeseen safety issues, including any that could be identified in our non-clinical or preclinical studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements, FDA guidance or guidance from EMA, Australia or New Zealand or unanticipated events during our clinical trials of ZGN-1061 may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program. The FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may impose additional clinical trial and/or preclinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, and issued draft guidance on developing products for the treatment of diabetes in February 2008 but these guidance documents may be revised at any time. In December 2008, FDA established guidance on evaluating cardiovascular risk of new therapies for the treatment of type 2 diabetes. Amendments to our clinical trial protocols would require resubmission to the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or preclinical studies, the commercial prospects for ZGN-1061 may be harmed and our ability to generate product revenue will be delayed.

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

Although we design our clinical trials for ZGN-1061, investigators and CROs conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the investigators or CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of ZGN-1061 may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these investigators or CROs devote to our program or ZGN-1061. If we are unable to rely on clinical data collected by our investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We rely completely on third-party suppliers to manufacture our clinical drug supplies for ZGN-1061, and we intend to rely on third parties to produce commercial supplies of ZGN-1061 and preclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of ZGN-1061, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The CMOs used to manufacture the active drug substance and final drug product must be approved by our quality assurance unit and inspected by the FDA and other comparable foreign regulatory agencies.

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

We rely completely on third-party suppliers to manufacture our preclinical and clinical drug supplies for ZGN-1061. Currently each batch of ZGN-1061 is individually contracted under a work order, which is governed by a quality and service agreement. The current drug substance manufacturing process will support preclinical studies and early clinical trials and will be further optimized to support advanced clinical development and commercialization. Current drug substance, including key starting material, in inventory, is expected to support Phase 2 clinical trials. A new formulation with longer shelf life has been developed and manufactured to support Phase 2 clinical development.

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

The commercial success of ZGN-1061, if developed and approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of ZGN-1061 among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of ZGN-1061, if approved, will depend on a number of factors, including, among others:

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of ZGN-1061;

•	the prevalence and severity of any adverse side effects associated with ZGN-1061;

•	limitations or warnings contained in the labeling approved for ZGN-1061 by the FDA, EMA, or other regulatory authorities, such as a “black box” warning;

•	availability of alternative treatments, including a number of competitive type 2 diabetes therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of ZGN-1061 through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

•	the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of ZGN-1061.

If ZGN-1061 is approved but does not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue from ZGN-1061 to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that, in addition to treating type 2 diabetes in patients, ZGN-1061 also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of ZGN-1061 may require significant resources and may never be successful.

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

Our lead product candidate ZGN-1061 has completed Phase 1 clinical development and is currently in Phase 2 clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence late-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund operations for a period of at least one year from the issuance date of this Quarterly Report, but we will need to raise more funds to continue development and commercialization of ZGN-1061 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

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

As of October 31, 2017, we own one issued U.S patent, one pending U.S. patent application, one pending Patent Cooperation Treaty, or PCT, patent application, and two pending U.S. provisional patent applications that relate to ZGN-1061.

As of October 31, 2017, we own 15 issued U.S. patents, and 9 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

We have an exclusive license with Children’s Medical Center Corporation, pursuant to which we exclusively licensed certain patent rights relating to decreasing the growth of fat tissue, on a worldwide basis. We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Current or future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, current or future licensors may decide to terminate our license at will. If successful, this could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

General Company-Related Risks

In 2016, we reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

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

Our future success depends on our ability to retain our executive officers, and particularly our current Chief Executive Officer, President and Chief Scientific Officer, and to attract, retain and motivate qualified personnel.

We are highly dependent on Mr. Jeffrey Hatfield, our Chief Executive Officer and Dr. Thomas E. Hughes, our President and Chief Scientific Officer. We have entered into a severance and change in control agreement with each of Mr. Hatfield and Dr. Hughes, but either executive may terminate his employment with us at any time. Although we do not have any reason to believe that we will lose the services of Mr. Hatfield or Dr. Hughes in the foreseeable future, the loss of either executive’s services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-man life insurance on Mr. Hatfield or Dr. Hughes.

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

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $49.1 million and $35.9 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2016, we did not record deferred tax assets of $12.8 million (gross) that were attributable to stock option exercises which will be recorded as an increase in additional paid in capital once they are realized in accordance with accounting for stock-based compensation awards. These deductions are not reflected in the federal and state net operating loss carryforwards and the capitalized research and development expense deferred tax assets in the amounts of $9.4 million, $7.2 million, and $3.4 million, respectively. As of December 31, 2016, we also had available tax credit carryforwards for federal and state income tax purposes of $13.1 million and $1.9 million, respectively, which begin to expire in 2026 and 2021, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Our follow-on public offering, initial public offering, or IPO, private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our follow-on public offering, IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities, and require devotion of a substantial amount of our time to managing these expansion activities.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for beloranib, ZGN-1061, ZGN-839 and additional MetAP2 inhibitors. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

Since our inception and until July 2016, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with Prader-Willi Syndrome, or PWS, and Phase 2 clinical development for the treatment of obesity in patients with hypothalamic injury-associated obesity, or HIAO. In December 2015, the FDA put the beloranib IND on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery and development of novel and highly differentiated MetAP2 inhibitors.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $38.9 million for the nine months ended September 30, 2017 and $57.9 million for the year ended December 31, 2016. As of September 30, 2017, we had an accumulated deficit of $276.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061 and ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue. In addition, if and when we obtain marketing approval for ZGN-1061, we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 into later stage clinical trials. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061 or any of our other product candidates, as well as the progress we make in selling ZGN-1061 or any of our other product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061 or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of September 30, 2017, our cash, cash equivalents and marketable securities were $93.2 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2017 to September 30, 2017 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $5.08 to a low of $3.24 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from preclinical studies and clinical trials of ZGN-1061 and/or other product candidates;

•	the failure of the FDA to accept our IND for ZGN-1061;

•	the failure of the FDA or the EMA to approve ZGN-1061;

•	our ability to establish an adequate safety margin and profile for ZGN-1061 or other product candidates, including risk of serious thromboembolic events;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other type 2 diabetes or weight loss therapies;

•	regulatory or legal developments in the United States and other countries;

•	failure of ZGN-1061, if successfully developed and approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

As of October 31, 2017, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 37.2% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: November 7, 2017	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)