Form 10-K
period 2017-12-31
ZAFGEN, INC.
filed 2018-03-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64.9 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 1, 2018, there were 27,558,883 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ZAFGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

PART I

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment for metabolic diseases including type 2 diabetes and obesity, either alone or through a strategic partner;

•	our ability to successfully complete the Phase 2 clinical trial of ZGN-1061, and successfully advance ZGN-1061 into later-stage clinical trials, including in the United States through the filing on an Investigational New Drug, or IND, application;

•	our ability to successfully file and have our IND application for ZGN-1258 go into effect and to successfully advance ZGN-1258 into clinical trials;

•	our ability to dissociate effects of methionine aminopeptidase 2, or MetAP2, inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of our first-generation compound, beloranib;

•	our ability to distinguish ZGN-1061 and other novel MetAP2 inhibitors relative to our first-generation compound;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by both rare and prevalent metabolic diseases including type 2 diabetes, Prader-Willi syndrome, or PWS, and potentially other metabolically related disorders. We have pioneered the study of methionine aminopeptidase 2, or MetAP2, inhibitors and are focused on developing novel therapeutics that treat biological mechanisms that underlie metabolic disorders through the MetAP2 pathway.

Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of type 2 diabetes. Type 2 diabetes is a prevalent, chronic, progressive, multifactorial disorder that leads to increased microvascular and macrovascular disease, and as such increases risk of death from cardiovascular disease, stroke, and kidney failure. Type 2 diabetes is also a leading cause of amputation and blindness. Existing agents, while effective in reducing blood glucose levels, fail to reduce progression of the disease, which is driven by loss of function of insulin-producing beta cells and by loss of sensitivity to insulin action. New therapies are needed to improve glycemic control and reduce comorbidities of type 2 diabetes.

We completed a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which demonstrated rapid drug absorption and clearance in line with pre-specified criteria established for the molecule. In addition, ZGN-1061 was well-tolerated, with no evidence of pro-thrombotic effects or other safety signals. We are currently conducting a Phase 2 clinical trial in Australia and New Zealand of ZGN-1061, which is designed to evaluate safety, tolerability, and glucose-lowering efficacy in patients with type 2 diabetes otherwise poorly controlled with non-insulin agents.

We reported results of an interim analysis of this clinical trial on March 6, 2018, expect to report full results of the core part of this clinical trial mid-year 2018, and the results of the entire trial including the additional arm recently added to the trial early in 2019.

We also have initiated development of a second, highly-optimized MetAP2 development candidate, ZGN-1258, administered by subcutaneous injection. We expect that our initial indication for ZGN-1258 will be PWS. PWS is a rare and complex genetic disorder characterized by physiologic, cognitive and behavioral symptoms including hyperphagia, uncontrollable hunger and its related behaviors, and obesity. Published population studies estimate that the prevalence of PWS in the United States and in the European Union ranges from 1 in 8,000 to 1 in 50,000. The physiological drive to eat in patients with PWS is so powerful that they will go to great lengths to eat large quantities of food, even if it is spoiled, indigestible or unpalatable to others. Unsupervised patients will often eat to the point that it causes serious physical harm or death. As a result, caregivers are often forced to place locks and alarms on refrigerators and pantries that contain food. Despite attempts to control the access to food, the typical adult patient with PWS is morbidly obese and, based on evaluation of published survival data, has an average life expectancy of 32 years of age. Unfortunately, neither dietary intervention nor currently available pharmaceutical therapies bring meaningful benefit to patients with PWS and, as a result, they experience severe and life-threatening consequences of their condition. Furthermore, existing surgical techniques such as bariatric surgery are contraindicated in PWS, as patients with PWS often overeat to a point whereby they can rupture their stomachs, which is frequently a cause of death.

We initiated Investigational New Drug, or IND, application enabling nonclinical activities in the first quarter of 2018, in preparation for filing an IND with the U.S. Food and Drug Administration, or FDA, and plan to begin Phase 1 clinical development by the end of 2018. We anticipate our Phase 1 clinical trial of ZGN-1258 will be focused on evaluation of drug exposure, safety and tolerability following single doses in normal weight and otherwise healthy subjects, and understanding the dose-responsiveness of changes following repeat dosing for circulating biomarkers of drug effect, body weight change, and changes in hunger-related parameters in obese but otherwise healthy subjects. Providing the results of this clinical trial are supportive of further development, subsequent clinical trials are anticipated to evaluate the effects of treatment with ZGN-1258 on core therapeutic endpoints in PWS such as improvement of hyperphagia-related behaviors and/or obesity. We expect to conduct a multinational PWS natural history study, which we plan to begin in mid-year 2018. The study will inform our development program and provide important insights into the medical and clinical history of people with PWS.

Both ZGN-1061 and ZGN-1258 were discovered by our researchers as part of a multi-year campaign to identify highly potent and effective novel compounds with nonclinical safety profiles supportive of continued development. One core element of focus for optimization was to reduce or eliminate the potential for pro-thrombotic effects, a limiting factor that led to termination of development of our first-generation compound. To date, both new compounds have similar intrinsic potency against the MetAP2 pathway and display appropriate activity in animal models of type 2 diabetes and obesity. Both compounds display improved safety profiles relative to beloranib for effects on thrombosis.

ZGN-1061 and ZGN-1258 are differentiated with respect to their tissue distribution and predominant sites of action in animal models. While treatment with both compounds leads to target engagement and MetAP2 inhibition in key organs of relevance to the treatment of type 2 diabetes and obesity, ZGN-1258 also displays enhanced uptake into the brain and displays greater potency and activity in animal models of hyperphagic behaviors than does ZGN-1061. These differences support the use of ZGN-1061 in the treatment of type 2 diabetes, in which metabolic effects related to liver, adipose tissue, and muscle effects are likely to be important, and ZGN-1258 in higher need indications such as PWS, in which brain activity is likely to be more important for therapeutic effects.

Populations of Interest

Type 2 Diabetes

According to the International Diabetes Federation, in 2017, 425 million people worldwide were living with type 2 diabetes and that number is projected to increase to 693 million by 2045. In the United States alone, the Center for Disease Control estimated that there were 23 million people living with diabetes and an estimated 84 million people who were pre-diabetic in 2015. Standard therapies for type 2 diabetes include physician recommended diet and exercise, oral hypoglycemic drugs such as biguanides (metformin), through to a number of insulin options. Metformin is most often the first line pharmacotherapy for the treatment of type 2 diabetes primarily due to the extensive experience, low cost and favorable benefit risk associated with it. While metformin is likely to remain the initial choice for the treatment of type 2 diabetes, patients then often progress to additional treatment with oral anti-diabetes medications, such as sulfonylureas, DPP4 inhibitors or SGLT2 inhibitors as second line agents; injectable therapeutics, such as GLP-1 receptor agonists and insulin are often added as third/fourth line agents, along with various combination products. We expect that ZGN-1061, if approved, will compete within the type 2 diabetes injectable space with third line agents. It is estimated that 40-45% of patients progress to needing insulin (estimated to be a $15 billion market) and that therapeutics have attained an 80% penetration rate into the diagnosed group of patients. The objective of each is to maintain a daily blood glucose level range recommended by a physician, and to reach a therapeutic target of 7%, which is the U.S. goal (6.5% in Europe) glycated hemoglobin A1C, or A1C. Each of the current therapies alone has its limitations including numerous side effects. These side effects and the availability of a high number of treatment options, combined with the difficulty in daily management of glucose levels despite these treatments, creates a number of opportunities for a new third line agent to positively impact unmet medical need.

We believe the diabetes drug market is estimated to be $35 billion and is on pace to grow to more than $71 billion by 2024. Pharmaceutical companies have been investigating new approaches to treating diabetes and market value has been maintained in the industry due to the introduction of these new products. We believe that ZGN-1061 MetAP2 inhibition serves the purpose of re-establishing balance to the ways the body stores and metabolizes fat and glucose. MetAP2 inhibitors reduce the production of new fatty acid molecules by the liver and help convert stored fats into useful energy, while reducing hunger. In the setting of type 2 diabetes, these processes lead to improvement of glycemic control.

The following table summarizes the current pharmacological treatments for the treatment of type 2 diabetes:

Treatment	A1C Reduction	Key Advantages	Product Limitations
First line

biguanide (metformin)	1-1.5%	Inexpensive, weight loss (up to ~3 kg from baseline), extensive experience	Gastrointestinal effects, lactic acidosis, vitamin B-12 deficiency

Second line

sulfonylurea (glimepiride, glipizide, glyburide)	1-1.5%	Inexpensive, extensive experience	Hypoglycemia and weight gain

GLP-1 Receptor Agonists (albiglutide, dulaglutide, exenatide, liraglutide, lixisenatide, semaglutide)	1-1.6%	Weight loss (up to ~ 3.5 kg from baseline), rare hypoglycemia, improvement in cardiovascular risk factors, improvement in cardiovascular mortality (liraglutide), improved postprandial glucose excursions	Injection administration, gastrointestinal effects, risk of thyroid c-cell tumors

DPP4 Inhibitors (alogliptin, linagliptin, saxagliptin, sitagliptin)	0.5-1%	Rare hypoglycemia, well tolerated	Immune-mediated dermatological effects

SGLT2 Inhibitors (canagliflozin, dapagliflozin, empagliflozin, ertugliflozin)	0.5-1.5%	Weight loss (up to ~3 kg from baseline), rare hypoglycemia, improvement in cardiovascular risk factors, improvement in cardiovascular mortality (empagliflozin)	Genitourinary infections, hypotension, increase in low density lipoproteins, diabetic ketoacidosis

thiazolidinediones (pioglitazone, rosiglitazone)	1-1.5%	Rare hypoglycemia, improvement in triglycerides and cardiovascular events	Weight gain, edema/heart failure, bone fracture

Insulins (under some circumstances may be first or second line)

Regular and Rapid-acting Insulins (aspart, glulisine, lispro, inhaled insulin, Humulin R, Novolin R)	Varied	Established standard of care and directly addresses insulin insufficiency	Largely injection administration, hypoglycemia, weight gain

Intermediate-acting Insulins (Humulin N, Novolin N)	Varied	Established standard of care and directly addresses insulin insufficiency	Injection administration, hypoglycemia, weight gain

Longer-acting Insulins (NPH, glargine, detemir, degludec)	Varied	Established standard of care and directly addresses insulin insufficiency	Injection administration, hypoglycemia, weight gain

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

Details derived from the American Diabetes Association, or ADA, Standards of Medical Care in Diabetes-2017: Pharmacologic Approaches to Diabetes Treatment, Diabetes Care 2017;40(Suppl. 1): S64–S74 with supplementary information from The Medical Letter on Drugs and Therapeutics: Drugs for Type 2 Diabetes, January 2017. A1C reduction estimates reflect changes following long-term therapy and are taken from the package inserts.

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

Beginning in childhood, the brain of a patient with PWS fails to regulate metabolism and appetite normally. As a result, the vast majority of patients with PWS suffer from hyperphagia and obesity. Patients with PWS are constantly preoccupied with food and an unrelenting and overriding physiological drive to eat. Hyperphagia, a leading symptom of PWS, has a significant negative impact on the patients’ quality of life and drives obesity and a range of associated co-morbidities. Normal satiety, or the feeling of fullness after eating, does not exist in a person with PWS. The physiological drive to eat is so powerful and overwhelming that most patients with PWS will go to great lengths to eat large quantities of food, even if it is spoiled, indigestible, or unpalatable to others. Furthermore, patients with PWS have a reduced propensity for nausea and vomiting. In addition to obesity, a variety of other symptoms can be associated with PWS, including cognitive challenges, intellectual disabilities, growth hormone deficiency/short stature, low sensitivity to pain, hypersomnolence, or excessive sleepiness, and infertility due to hypogonadism, or insufficient production of sex hormones.

Hyperphagia impairs a patient with PWS’s ability to live independently, requiring costly and constant supervision to prevent overeating. Without supervision, patients with PWS are likely to die prematurely as a result of choking, stomach rupture or tissue necrosis, or from complications caused by morbid obesity, such as right heart failure and respiratory failure; in addition, preliminary data suggests that patients with PWS may be at a higher risk of death from pulmonary embolism than the general population. Based on our evaluation of published survival data, the average life expectancy of patients with PWS is approximately 32 years of age. While a small number of patients with PWS are cared for in costly group homes, the majority of patients with PWS live in environments where caregivers often place locks and alarms on cabinets and refrigerators that contain food to impede a PWS patient’s efforts to obtain food at all times. We estimate the typical annual cost of treating a patient with PWS is $100,000 to $200,000, excluding the often significant costs of drug therapies related to other medical and psychological conditions, and the costs of any lost time from work experienced by their families due to responsibilities related to the care of a patient with PWS.

Published population studies estimate that the prevalence of PWS in the United States and in the European Union ranges from 1 in 8,000 to 1 in 50,000. PWS is diagnosed at an early age, typically in the first year of life, and we believe that, due to the severity of the condition and its unique attributes, the vast majority of patients affected by PWS are therefore diagnosed. We believe that approximately 40-50% of patients with PWS are 12 years of age or older.

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

Our Strategy

Our strategy is to significantly improve the health and well-being of patients affected by both prevalent metabolic and rare diseases including type 2 diabetes, PWS and potentially other metabolically related disorders. Key elements of our strategy include:

•	Advance the clinical development of MetAP2 inhibitors for the treatment of type 2 diabetes. We believe the patient population of type 2 diabetes would benefit from MetAP2 inhibitor treatment through concomitant improvements in glycemic control, plasma lipid fractions, and body weight. These benefits were noted in our Phase 2b clinical trial ZAF-203, which studied our first-generation compound in patients with type 2 diabetes.

•	Advance the clinical development of ZGN-1258 in rare conditions in which profound hyperphagia and obesity are central morbidities associated with underlying genetic conditions. We believe that rare conditions such as PWS afford us an opportunity to efficiently develop and commercialize ZGN-1258. We believe ZGN-1258 is well-suited for patients with hyperphagia and obesity that is caused by the failure of hypothalamic food intake control mechanisms, in particular the control of insatiable life-threatening hunger and hunger-related behavior. In January 2018, we announced our advancement of ZGN-1258 into development for this rare disease indication and in the first quarter of 2018 have begun work in preparation of filing an IND application for ZGN-1258 to begin Phase 1 clinical development by the end of 2018.

•	Leverage the knowledge of our experienced team of drug developers that have deep expertise in the function of MetAP2 inhibitors and metabolic diseases. Our management team has deep expertise in type 2 diabetes, PWS, obesity and related metabolic diseases, the function of MetAP2 inhibitors, the strengths and weaknesses of current treatments for type 2 diabetes and obesity and the ability to recognize the potential of novel therapies for the treatment of type 2 diabetes and obesity. Our team is complemented by highly experienced external consultants and collaborators in the areas of drug discovery, development and regulatory approval. Based on our experience in MetAP2 inhibitor development, we are exploring new chemical approaches to identify new molecules targeting the liver for treatment of metabolic liver diseases such as non-alcoholic steatohepatitis.

•	Maintain flexibility in commercializing and maximizing the value of our research programs. While we intend to develop ZGN-1061 for indications such as type 2 diabetes and other metabolically related disorders, we may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of ZGN-1061. We intend to develop and commercialize ZGN-1258 in the United States and other major market countries for PWS.

About ZGN-1061

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting nonclinical safety concerns observed with our first-generation compound. The compound has similar potency, and range of desired pharmacological activities in animal models as other MetAP2 inhibitors, including beloranib. ZGN-1061 displays broadly improved safety margins in nonclinical studies, supporting the value of the compound as a more highly optimized drug product candidate.

ZGN-1061 acts through potent inhibition of MetAP2, an enzyme that modulates the activity of key cellular processes that control metabolism. MetAP2 inhibitors work, at least in part, by directing MetAP2 binding to cellular stress and growth factor mediators, thereby reducing the tone of signals that drive lipid synthesis by the liver and fat storage throughout the body. In this manner, MetAP2 inhibition serves the purpose of re-establishing balance to the ways the body stores and metabolizes fat and glucose. MetAP2 inhibitors reduce the production of new fatty acid molecules by the liver and help convert stored fats into useful energy, while stimulating use of glucose and fats as an energy source. In the setting of type 2 diabetes, these processes lead to improvement of glycemic control.

During nonclinical development of ZGN-1061, we conducted research to understand the imbalance of thrombotic events observed in the course of beloranib clinical development. This research identified biomarkers associated with activation of blood clotting that subsequently were confirmed to be impacted in the setting of beloranib treatment in animals and cultured human endothelial cells. Further, beloranib was found to be tightly cell-associated in cultured endothelial cells, an effect that is related to the nature of the side chain of the compound. Modifying the side chain, as was done with ZGN-1061, leads to altered endothelial cell residence time and greatly reduces the ability of the compounds to impact endothelial cell replication and the display of pro-and anti-coagulant factors, particularly following short-term exposure. Before committing ZGN-1061 to clinical development, the compound was evaluated for its potential to augment blood clotting in these same models and was found to be inactive with respect to thrombosis at doses leading to exposures over 100 times the anticipated clinical exposure.

About ZGN-1258

ZGN-1258 was also discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting nonclinical safety concerns observed with our first-generation compound. The compound has similar potency, and range of desired pharmacological activities in animal models as other MetAP2 inhibitors, including beloranib. ZGN-1258 displays broadly improved safety margins in nonclinical studies, supporting the value of the compound as a more highly optimized drug product candidate.

ZGN-1258 acts through potent inhibition of MetAP2. Like other MetAP2 inhibitors, ZGN-1258 modulates the activity of key cellular processes that control metabolism and impact lipid synthesis and storage throughout the body and leads to increased use of stored fats as an energy source. ZGN-1258 displays enhanced uptake into the brain and displays greater potency and activity in animal models of hyperphagic behaviors relative to other MetAP2 inhibitors, including ZGN-1061. These differences support the use of ZGN-1258 in higher need indications such as PWS, in which brain activity is likely to be more important for therapeutic effect. Treatment of obese and hyperphagic animals with ZGN-1258 leads to reduction in both pathologic food intake and rapid body weight loss, making it of interest in the treatment of severe forms of human obesity.

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

The MetAP2 inhibitor fumagillin was shown in 2004 to induce a novel protein-protein interaction involving MetAP2 and extracellular-signal-regulated kinase 1, or ERK1, a cell stress- and growth factor-stimulated kinase. This complex reduces the activation state of ERK1. A 2005 publication in Diabetes showed that animals lacking ERK1 resist both high fat diet-induced obesity and insulin resistance, supporting the hypothesis that attenuation of ERK activity could be an important component of the beneficial metabolic effects of MetAP2 inhibitor treatment. Additionally, several hormones well-documented to be involved in energy metabolism are affected by MetAP2 inhibitors, including leptin, adiponectin and fibroblast growth factor-21, or FGF-21. These hormones are thought to contribute to the weight-reducing effects of MetAP2 inhibitors like ZGN-1061, and also are known to be involved in control of body weight, fat metabolism and glucose metabolism. This series of mechanistic effects leads to rapid and sustained reduction of excess body weight with ZGN-1061 treatment, such as has been observed in animal studies and our clinical trial experience to date.

An illustration of the MetAP2 inhibitor mechanism of action and therapeutic effects follows:

In the figure above, LDLc means low density lipoprotein and CRP means C-reactive protein.

Clinical Trials

Below is a summary of the Phase 1 clinical trial that was completed with ZGN-1061, and the Phase 2 clinical trial that is ongoing with ZGN-1061 as of the date of this Annual Report.

Phase 1 Clinical Trial

The ZGN-1061 Phase 1 clinical trial, ZAF-1061-101, was a randomized, double-blind (subject, principal investigator and site staff), placebo-controlled trial consisting of a single ascending dose, or SAD, phase and a multiple ascending dose, or MAD, phase. The SAD phase was designed to assess effects of ZGN-1061 at six ascending dose levels relative to placebo in male or female healthy volunteers with a BMI of 23 to <30 kg/m2 (normal weight or overweight individuals). The MAD phase assessed effects of twice-weekly subcutaneous injections (eight doses in total) of ZGN-1061 over four weeks at three ascending dose levels relative to placebo, in male or female healthy volunteers with BMI 27-40 kg/m2 (overweight or obese individuals). In addition to conventional safety and pharmacokinetic assessments, exploratory pharmacodynamic endpoints were also assessed. These measures were intended to provide a preliminary assessment of the potential of ZGN-1061 for weight management and inform the Phase 2 clinical trial design.

In this clinical trial, ZGN-1061 was rapidly absorbed and cleared with no evidence of pro-thrombotic effects. ZGN-1061 was well-tolerated, with no serious adverse events, or SAEs, and no severe adverse events, or AEs. There were no AEs leading to early withdrawal from the clinical trial. Treatment with ZGN-1061 resulted in improvements across multiple metabolic measures. On average, patients treated with ZGN-1061 for four weeks lost weight relative to placebo-treated patients (-4.6 lbs, -2.2 lbs, and -3.8 lbs for 0.2 mg, 0.6 mg, and 1.8 mg, respectively vs. -0.51 lbs for placebo-treated patients). Body weight loss was steady and progressive during treatment with ZGN-1061 and rebounded post-treatment, supporting a drug effect. The clinical trial demonstrated trends for reductions in LDL-cholesterol and high-sensitivity C-reactive protein, or hsCRP.

Phase 2 Clinical Trial

The ongoing ZGN-1061 Phase 2 clinical trial, ZAF-1061-201, is a randomized, double blinded, placebo-controlled trial with a core study consisting of three doses (0.05 mg, 0.3 mg and 0.9 mg) administered subcutaneously every three days of ZGN-1061 vs. placebo in a 1:1:1:1 ratio for 12 weeks. The clinical trial is being conducted in 23 study sites in Australia and New Zealand. In addition to the primary objectives of assessing safety, tolerability and glycemic control, the effects of ZGN-1061 on multiple metabolic measures and cardiovascular risk factors will be evaluated.

In order to guide business decisions and to understand more fully the dose responsive effects of ZGN-1061, we conducted an interim analysis at the end of February 2018, using data derived from randomized patients at 8 weeks of treatment with the study drug (n = 57). This analysis was performed principally to confirm expectations of safety and tolerability of the drug, and to assess whether clear evidence of a pharmacological effect could be observed at one or more doses of the drug, with A1C as the key endpoint. The interim analysis was pre-specified in the statistical analysis plan.

ZGN-1061 appears to be safe and well-tolerated, with the frequency and types of reported adverse events being generally comparable to those observed in the placebo group. There were no severe or serious adverse events. No patients in this interim dataset withdrew from the clinical trial due to adverse events. No treatment-related alterations were observed for circulating d-dimer, a robust and validated biomarker of blood clotting, or any other markers of coagulation. No venous thromboembolism events or occurrences of superficial thrombophlebitis were observed or reported.

With respect to A1C, 8 weeks of treatment with 0.9 mg ZGN-1061 resulted in a 0.41% reduction from a baseline of 8.55% and a -0.57% placebo adjusted change in A1C, which was statistically significant with a p-value of less than 0.05, with 13 patients in the placebo arm and 13 patients in the 0.9 mg ZGN-1061 arm.

Though the interim analysis focused on 8 week data, a number of patients in the interim analysis had also completed 12 weeks in the trial, including eight and twelve patients in the 0.9 mg ZGN-1061 and placebo arms, respectively, and were assessed through a preliminary analysis. The placebo-adjusted difference in A1C increased to -0.86% at 12 weeks of treatment with 0.9 mg ZGN-1061, which was associated with a p-value of less than 0.005 in the analysis. These preliminary A1C changes are approaching the magnitude of A1C changes seen with our prior MetAP2 compound at 12 weeks.

The increased A1C effect of 0.9 mg ZGN-1061 observed in the preliminary assessment at 12 weeks compared to 8 weeks was comprised by a decline, of 0.45% in A1C in the 0.9 mg arm, as well as an increase in A1C levels in the placebo arm of 0.41% from baseline. Though not typical, A1C increases were seen across the trial from weeks 8 to 12 in the placebo, 0.05 and 0.3mg dose arms in this preliminary analysis. A mixed-effect model for repeated measures analysis, or MMRM, was employed for the interim analysis and is the pre-specified primary efficacy analysis method established for analysis of A1C responses in the full clinical trial.

Multiple secondary endpoint metabolic biomarkers, including body weight, showed some degree of positive response in the 0.9 mg dose arm of ZGN-1061, with varying degrees of significance, and will be saved to be presented at a later date as part of the full trial results.

Together, the early safety and preliminary efficacy readout from this interim analysis indicate that 0.9 mg ZGN-1061 lacked untoward safety signals, was well-tolerated, and effective in improving glycemic control. Based on these findings, we have decided to further explore the higher end of therapeutic range of the drug by amending the study protocol to add an additional arm to the trial to evaluate the effects of a higher dose of ZGN-1061. This trial arm will include an additional 40 patients to be randomized to be treated with 1.8 mg ZGN-1061, 0.9 mg ZGN-1061, or placebo in a 2:1:1 ratio. This selection of doses is being implemented to maximize overlap with the core clinical trial, evaluating placebo, 0.05 mg, 0.3 mg, and 0.9 mg, and the new arm which will also evaluate the 1.8 mg dose level. Based on exposure data and target engagement results from the previously completed Phase 1 clinical trial with ZGN-1061, we anticipate that the 1.8 mg dose should lead to nearly maximum engagement of the MetAP2 target and allow for a more fulsome evaluation of the compound’s effective dose range as we have observed in animal models treated with doses leading to similar exposures and target engagement. We believe the additional data generated by the 1.8 mg dose arm will be informative as we set doses for subsequent clinical trials, particularly for the planned Phase 2b trial. The additional 1.8 mg dose arm is expected to run in parallel with the completion of Phase 2b-enabling long-term toxicology studies and IND application preparations. We do not expect it to materially affect the initiation of the Phase 2b trial with ZGN-1061. We expect to report full results of the core part of this clinical trial mid-year 2018, and the results of the entire trial including the additional arm early in 2019.

Next Steps

We plan to submit an IND application to the FDA after completion of our Phase 2 clinical trial, ZAF-1061-201, in support of additional clinical trials to be conducted in the United States.

Nonclinical

ZGN-1061

We have conducted toxicology studies of ZGN-1061 in support of clinical development. Based on the nonclinical assessment, ZGN-1061 is not genotoxic. Dose selection and precautions for our completed Phase 1 and ongoing Phase 2 clinical trials have been informed by nonclinical toxicology studies. Toxicological studies of up to three months in multiple species using intermittent dosing have established no observed adverse effect levels at higher exposures relative to the anticipated human doses. At higher doses, the findings of toxicological importance were primarily injection site reactions in rodents at high doses, as well as minimal/mild changes in the spinal cord and peripheral nerve at higher doses in larger animal species. Six and nine month studies in multiple species, respectively, are in-progress and will be completed prior to the start of clinical trial programs of longer than three months duration. Embryofetal toxicity studies in multiple species have also been completed and suggest that there is a potential risk for the developing embryo or fetus to patients who are pregnant at exposure above that anticipated in the clinic; therefore, appropriate birth control and avoidance of pregnant persons within the clinical trial is mandatory.

ZGN-1258

We have initiated GLP toxicology studies to support filing an IND application with the FDA for ZGN-1258. These studies are in progress and will be completed prior to submission of an IND application during 2018.

Future Product Candidates

We are currently evaluating liver-targeted MetAP2 inhibitors as potential development candidates for the treatment of hepatic disorders. These studies involve screening compounds with insights learned in our thrombosis investigations. We anticipate nominating one or more of these candidates for future development later in 2018.

For information regarding amounts spent during each of the last three fiscal years on company-sponsored research and development activities, see Part II “Item 6—Selected Financial Data” of this Annual Report.

Manufacturing and Supply

ZGN-1061 is a small molecule drug that is chemically synthesized from raw materials. The current process to produce ZGN-1061 drug product for Phase 2 clinical trials involves sterile filtration and lyophilization that is reconstituted prior to administration. The Phase 2 drug product has been manufactured and released at our drug product contract manufacturing organization, or CMO. The manufacturing processes for both drug substance and drug product are under active development and optimization and are not yet validated for commercialization. We control our clinical trial supply chain by periodically meeting to assess clinical trial material needs and status of supply. The clinical supply forecast is managed internally by a cross functional working group and is used to aid in decision making for production planning.

ZGN-1258 is a small molecule drug that is chemically synthesized from raw materials. The current process to produce ZGN-1258 for Phase 1 clinical trials involves synthesis of drug substance and production of sterile liquid drug product which can be stored frozen. The Phase 2 drug product will be developed as a sterile, lyophilized product for reconstitution prior to administration.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substance and drug product required for our clinical trials. Any delays encountered with manufacturing activities, CMO scheduling or raw material supply could delay the manufacturing of finished drug product. No long-term supply agreements are in place with our contractors, and each batch is individually contracted under a work order, which is governed by a quality agreement. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of ZGN-1061 and ZGN-1258, if approved, or if we elect to commercialize these product candidates on our own. Our current scale of manufacturing is adequate to support all of our current needs for clinical trial supplies. For commercial quantities for larger populations, we will need to identify contract manufacturers or partners to produce ZGN-1061 on a larger scale.

Sales and Marketing

Based on our early stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical or biotechnology company. To develop the appropriate commercial infrastructure to launch ZGN-1258, we may either do so on our own or by establishing alliances with one or more pharmaceutical or other biotechnology company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

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

As of March 1, 2018, we own one issued U.S. Patent, two pending U.S. patent applications, with pending foreign counterpart patent applications, one pending Patent Cooperation Treaty, or PCT, patent application, as well as two pending U.S. provisional patent applications that relate to ZGN-1061.

As of March 1, 2018, we own two pending U.S. patent applications, and related worldwide patent applications, that relate to ZGN-1258.

As of March 1, 2018, we own 19 issued U.S. patents, and 9 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or U.S. PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued patents will expire on dates ranging from 2020 to 2036. However, the actual protection afforded by a patent varies on a claim by claim and country to country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the United States and elsewhere are published only after 18 months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to ZGN-1061, ZGN-1258 and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

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

PWS Drugs

There are no current pharmacological treatments for regulating hunger and hyperphagia-related behaviors of patients with PWS, and bariatric surgery is contraindicated in patients with PWS. Multiple products are currently under investigation for treatment of hyperphagia and/or obesity in individuals with PWS including assessment of diazoxide choline controlled-release for treatment of hyperphagia by Soleno Therapeutics, Inc., intranasal carbetocin for treatment of hyperphagia by Levo Therapeutics Inc., and liraglutide for weight management by Novo Nordisk. These three investigational products are either under Phase 3 assessment or are preparing for Phase 3 assessment. Several products are being explored in various stages of Phase 1 and Phase 2 of development. No products under investigation by other companies are MetAP2 inhibitors and the safety and efficacy of their product candidates have not yet been established.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as ZGN-1061 and ZGN-1258. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

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

Our product candidates must be approved by the FDA through the New Drug Application, or NDA, process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of extensive nonclinical, sometimes referred to as nonclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its proposed indication;

•	Submission to the FDA of an NDA for a new drug;

•	A determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the nonclinical study and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

The data required to support an NDA is generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the nonclinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the clinical trial to be suspended or terminated.

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

NDA and FDA Review Process

Following clinical trial completion, clinical trial data are analyzed to assess safety and efficacy. The results of nonclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain proof of safety and efficacy, which is demonstrated by extensive nonclinical and clinical testing. The application includes both negative or ambiguous results of nonclinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. FDA approval of an NDA must be obtained before a drug may be offered for sale in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule for fiscal year 2018, the user fee for an application requiring clinical data, such as an NDA, is $2,421,495. PDUFA also imposes an annual prescription drug product program fee for human drugs of $304,162. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

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

Pediatric Clinical Trials

Under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. Submission of a PSP as defined in FDASIA is not required for programs with orphan drug designation.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical or biotechnology company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), and requirements for promotional activities involving the internet. The FDA also imposes limitations on industry-sponsored scientific and educational activities Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific facilities, which are inspected as part of the FDA’s review of the NDA, and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, voluntary recall or withdrawal of the product from the market.

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

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a clinical trial.

European Union Drug Development

In the European Union, our future products may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of nonclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the clinical trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation will apply in 2019. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

European Union Orphan Designation and Exclusivity

In the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, enacted in March 2010, has a significant impact on the health care industry. The ACA is intended to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid programs and makes changes to the coverage requirements under the Medicare Part D program. Pharmaceutical manufacturers are required to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to annually report this information to The Center for Medicare and Medicaid services, or CMS, which posts the information on its website.

Since its enactment, there have been challenges to numerous aspects of the ACA, including efforts to repeal and replace the ACA, and the ACA has been modified in a number of respects. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devises. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces. Congress will likely consider other legislation to replace elements of the ACA. We cannot predict how the ACA, its possible repeal or replacement, any further action to modify the ACA, or the political uncertainty surrounding the ACA will affect our business.

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

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPPA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	the federal transparency laws, including the federal Physician Payment Sunshine Act, which is part of the ACA, that requires applicable manufacturers of covered drugs and biologics to disclose payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests;

•	HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Employees

As of March 1, 2018, we employed 35 full-time employees, including 29 in research and development and 6 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive offices are located at 175 Portland Street, 4th Floor, Boston, MA 02114, and our telephone number is (617) 622-4003. Our website address is www.zafgen.com. We may post material information on our website, therefore please check our website to see if we have posted any material information.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently depend primarily on the success of one product candidate, ZGN-1061, which has completed Phase 1 and is currently in Phase 2 clinical development. We cannot be certain that we will be able to obtain regulatory approval for ZGN-1061, or successfully commercialize ZGN-1061 if approved.

We currently have only one product candidate in clinical development, ZGN-1061, which has completed Phase 1 clinical development in the Netherlands and is in Phase 2 clinical development in Australia and New Zealand, and our business currently depends primarily on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. In order to conduct clinical trials in the United States we need to file an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA. Because our business is primarily dependent upon this one product candidate, any setback in our pursuit of regulatory approval for ZGN-1061 would have a material adverse effect on our business and prospects. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through nonclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

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

The FDA and certain European regulatory authorities may delay, limit or deny approval of ZGN-1061 for many reasons, including, among others:

•	the FDA may not accept our IND application for ZGN-1061 or may put it on clinical hold;

•	we may not be able to demonstrate that ZGN-1061 is safe and effective to the satisfaction of the FDA and the European Medicines Agency, or EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA and EMA for marketing approval;

•	the FDA and EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•	the FDA and EMA may require that we conduct additional clinical trials or nonclinical studies;

•	the FDA and EMA may not approve the formulation, labeling or specifications of ZGN-1061;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA and EMA may find the data from nonclinical studies and clinical trials insufficient to demonstrate that ZGN-1061’s clinical and other benefits outweigh its safety risks;

•	the FDA and EMA may disagree with our interpretation of data from our nonclinical studies and clinical trials;

•	the FDA and EMA may not accept data generated at our clinical trial sites;

•	if and when our NDA is submitted and is determined to require an FDA advisory committee assessment, or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA could require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements that limit the promotion, advertising, distribution, or sales of ZGN-1061;

•	the FDA and EMA may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the FDA and EMA may change their approval policies or adopt new regulations.

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

We cannot be certain that we will be able to successfully complete clinical trials for our product candidates, obtain regulatory approval for our product candidates or successfully commercialize our product candidates, if approved.

We currently have only one product candidate in clinical development, ZGN-1061, which has completed Phase 1 clinical development in the Netherlands and is in Phase 2 clinical development in Australia and New Zealand, and our business currently depends primarily on its successful clinical development, regulatory approval and commercialization. We recently announced a new product candidate, ZGN-1258, which is in nonclinical development. We expect to initially develop ZGN-1258 as a treatment for Prader-Willi syndrome, or PWS. Before our product candidates can be marketed, our IND application must go into effect permitting the conduct of clinical trials, then we must successfully complete human testing. The FDA and other comparable foreign regulatory agencies must approve our NDA or comparable regulatory submissions. Even after successful completion of clinical testing, there is a risk that the FDA may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. Even if the FDA approves our NDA, we may be unable to successfully commercialize our product candidates.

It is possible, that the FDA will not approve any application that we may submit. It is possible that our product candidates may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our product candidates. Any delay or failure in obtaining required approvals could have a material adverse effect on our business. This process can take many years and will likely require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Favorable results from nonclinical studies, our Phase 1 clinical trial of ZGN-1061 and interim analysis of our Phase 2 clinical trial of ZGN-1061 are not necessarily predictive of the results of additional nonclinical studies or later-stage clinical trials of ZGN-1061. Given the thrombosis findings in humans treated with beloranib, development costs for ZGN-1061 may be higher and we may be unable to successfully develop, obtain regulatory approval for and commercialize ZGN-1061.

Favorable results from our nonclinical studies of ZGN-1061, our Phase 1 clinical trial and interim analysis of our Phase 2 clinical trial of ZGN-1061 may not necessarily be predictive of the results from ongoing and later-stage clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar activity in rodent models of obesity compared to beloranib. Toxicology studies in multiple species have shown that ZGN-1061 is not exhibiting any testicular safety signals or activation of thrombosis-related biochemical markers, and displays an appreciable margin for embryofetal toxicity, testicular toxicity, pro-thrombotic effects and other previously observed issues for MetAP2 inhibitors such as hematological and neuronal toxicities with a small therapeutic margin and no margin for embryofetal toxicity. Further in our Phase 1 clinical trial, ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule, and has a favorable tolerability profile with no safety signals identified, including no evidence of pro-thrombotic effects. The data show that ZGN-1061 causes improvements across multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. In addition, data from the interim analysis of the Phase 2 clinical trial of ZGN-1061 demonstrated a favorable glycated hemoglobin A1C, or A1C, effect at the 0.9 mg dose of ZGN-1061. However, we can provide no assurance that the results of our nonclinical studies, Phase 1 clinical trial of ZGN-1061 and interim analysis of our Phase 2 clinical trial of ZGN-1061 will be replicated in ongoing or later-stage clinical trials of ZGN-1061 or other nonclinical studies.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in nonclinical and early-stage clinical development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidate, beloranib, after achieving positive results in nonclinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of ZGN-1061. The setbacks in later-stage clinical development have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or understood adverse events. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our later-stage clinical trials of ZGN-1061, the development timeline and regulatory approval and commercialization prospects for our lead product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with our first-generation MetAP2 inhibitor, beloranib, versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 or ZGN-1258 as we saw with beloranib, and therefore, we will study these parameters in nonclinical and clinical development of ZGN-1061 and ZGN-1258. In our Phase 1 clinical trial of ZGN-1061, the most common adverse events reported were mild gastrointestinal issues (comparable between ZGN-1061 and placebo groups), headache and procedural-related irritation. In addition, data from the interim analysis of the Phase 2 clinical trial of ZGN-1061 demonstrated an increase in A1C in some treatment groups between 8 weeks and 12 weeks, and it is unknown whether this effect would continue or worsen during the remainder of this clinical trial.

Further, if ZGN-1061 or ZGN-1258 receive marketing approval and we or others identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may request that we withdraw the product from the market or may limit their approval of the product through labeling or other means;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a precaution;

•	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;

•	we may decide to remove the product from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Failures or delays in the commencement or completion of our planned clinical trials of ZGN-1061 or ZGN-1258 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

ZGN-1061 has completed Phase 1 clinical development in the Netherlands and is in Phase 2 clinical development in Australia and New Zealand and will require substantial further clinical development before we can submit an NDA to the FDA or an MAA to the EMA for its marketing approval. ZGN-1258 is still in nonclinical development, and additional nonclinical work must be completed prior to filing the IND application with the FDA.

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061 or ZGN-1258. We do not know whether any clinical trials for ZGN-1061 or ZGN-1258 will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe or Australia and New Zealand may deny permission to begin or continue clinical trials, including for certain indications, we want to conduct;

•	delays in regulatory filings or receiving regulatory authorizations of IND applications, or clinical trial authorization applications, or CTAs, that may be required;

•	unfavorable results from our nonclinical studies, thus the FDA, the EMA or the applicable regulatory authorities in Australia or New Zealand, may require additional nonclinical and /or nonclinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States, the European Union, Australia or New Zealand;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our previous clinical trials for beloranib;

•	the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may disagree with our clinical trial designs, our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials; and

•	reports from nonclinical, nonclinical or clinical testing of other weight loss therapies that raise safety or efficacy concerns.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBs or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data monitoring committee, or DMC, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial clinical hold or a full clinical hold;

•	unforeseen safety issues, including any that could be identified in our nonclinical or nonclinical studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements, FDA guidance or guidance from EMA, Australia or New Zealand or unanticipated events during our clinical trials of ZGN-1061 or ZGN-1258, may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program. The FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may impose additional clinical trial and/or nonclinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007 and issued draft guidance on developing products for the treatment of diabetes in February 2008 but these guidance documents may be revised at any time. In December 2008, FDA established guidance on evaluating cardiovascular risk of new therapies for the treatment of type 2 diabetes. Amendments to our clinical trial protocols would require resubmission to the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or nonclinical studies, the commercial prospects for ZGN-1061 or ZGN-1258 may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct any future clinical trials for ZGN-1061 and ZGN-1258. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to develop and obtain regulatory approval for or commercialize ZGN-1061 or ZGN-1258, and our business could be substantially harmed.

We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for execution of clinical trials for ZGN-1061 and will continue to rely on these parties for clinical trials for ZGN-1258, but we only control certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Although we design our clinical trials, investigators and CROs conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the investigators or CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of ZGN-1061 or ZGN-1258 may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these investigators or CROs devote to our program, ZGN-1061, or will devote to ZGN-1258. If we are unable to rely on clinical data collected by our investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party investigators or CROs terminate, we may not be able to enter into arrangements with alternative investigators or CROs in a timely manner, or at all. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize ZGN-1061 or ZGN-1258. As a result, our financial results and the commercial prospects for ZGN-1061 or ZGN-1258 in the subject indications would be harmed, our costs could increase and our ability to generate revenue could be delayed.

The number of patients suffering from PWS is small and has not been established with precision. If the actual number of patients with this condition is smaller than we estimate or if any approval that we obtain is based on a narrower definition of this patient population, our revenue and ability to achieve profitability for ZGN-1258 will be adversely affected, possibly materially.

There is no current comprehensive patient registry or other method of establishing with precision the actual number of patients with PWS in any geography. Published population studies estimate that the prevalence of PWS in the United States and in the European Union ranges from 1 in 8,000 to 1 in 50,000. If the actual number of patients with PWS is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, than the potential market for ZGN-1258 for these indications will be smaller than we anticipate. If our IND goes into effect, our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for ZGN-1258, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for ZGN-1061 and ZGN-1258, and to the extent we elect to commercialize ZGN-1061 or ZGN-1258 on our own, we intend to rely on third parties to produce commercial supplies of such products, and nonclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of ZGN-1061, ZGN-1258, or any future product candidates, for use in the conduct of our nonclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The CMOs used to manufacture the active drug substance and final drug product must be approved by our quality assurance unit and inspected by the FDA and other comparable foreign regulatory agencies.

We rely on our CMOs to comply with cGMPs for manufacture of raw materials, active drug substance and finished drug products. If our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or applicable foreign regulatory agencies, the CMOs will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or regulatory agencies may find deficiencies with their facilities and refuse to approve our marketing applications. While we manage our quality expectations through an audit program for our vendors and suppliers, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, our CMOs are engaged with third party vendors to supply and/or manufacture starting materials or components for them, which exposes our CMOs to regulatory risks for the production of such materials and components. As a result, failure to satisfy the regulatory requirements for the production of those materials and components may affect the regulatory clearance of our CMOs’ facilities generally. If the FDA or an applicable foreign regulatory agency finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates.

We rely completely on third-party suppliers to manufacture our nonclinical and clinical drug supplies for ZGN-1061 and our nonclinical drug supplies and future clinical drug supplies for ZGN-1258. Currently each batch of ZGN-1061 and ZGN-1258 is individually contracted under a work order, which is governed by a quality and service agreement. The current drug substance manufacturing process will support nonclinical studies and early clinical trials and will be further optimized to support advanced clinical development and commercialization. Current drug substance, including key starting material, in inventory, is expected to support Phase 2 clinical trials. A new formulation with longer shelf life has been developed and manufactured to support Phase 2 clinical development for ZGN-1061.

Even if we receive marketing approval for a product candidate in the United States, we may never receive regulatory approval to market such product candidate outside of the United States.

We may pursue marketing approval for certain of our product candidates in the United States, the European Union and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or nonclinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. In addition, on March 20, 2017, the United Kingdom government started the process to leave the European Union by April 2019, or Brexit. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which European Union laws to replace or replicate. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even if we receive marketing approval for a product candidate, it may not achieve broad market acceptance, which would limit the revenue that we generate from its sales.

The commercial success of a product candidate, if developed and approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our product candidates among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of a product candidate, if approved, will depend on a number of factors, including, among others:

•	the relative convenience and ease of subcutaneous injections as the necessary method of administration of our product candidates;

•	the prevalence and severity of any adverse side effects associated with a product candidate;

•	limitations or warnings contained in the labeling approved for a product candidate by the FDA, EMA, or other regulatory authorities, such as a “black box” warning;

•	availability of alternative treatments, including a number of competitive type 2 diabetes therapies already approved or expected to be commercially launched in the near future;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of a product candidate through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

•	the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of our product candidates.

If a product candidate is approved but does not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue from a product candidate to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that, in addition to treating type 2 diabetes in patients, a product candidate also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of a product candidate may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell a product candidate, we may not be able to generate any revenue.

We do not currently have an established infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market a product candidate, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we receive marketing approval for a product candidate, we may still face future development and regulatory difficulties.

Even if we receive marketing approval for a product candidate, regulatory authorities may still impose significant restrictions on our product candidates’ indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. a product candidate will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage and promotion of the product and recordkeeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Additionally, the FDA may require a PMS and/or PMRs, that could represent and result in additional restrictions and/or limitations for the product.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with a product candidate, such as adverse events of unanticipated severity or frequency, or problems with the facility where a product candidate is manufactured, a regulatory agency may impose restrictions on a product candidate, the manufacturer or us, including requiring withdrawal of a product candidate from the market or suspension of manufacturing. If we or the manufacturing facilities for a product candidate fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Competing technologies could emerge, including devices and surgical procedures, adversely affecting our opportunity to generate revenue from the sale of ZGN-1061 or ZGN-1258.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make ZGN-1061 or ZGN-1258 obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to ZGN-1061 or ZGN-1258. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize a product candidate in foreign markets for which we may rely on collaborations with third parties. If we commercialize a product candidate in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for a product candidate in foreign markets;

•	our inability to directly control commercial activities because we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of a product candidate could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of ZGN-1061 or ZGN-1258, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZGN-1061 or ZGN-1258, if we obtain marketing approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•	The federal false claims laws impose criminal and civil penalties, including those from civil whistleblower or qui tam actions pursuant to the federal False Claims Act, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•	The federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information.

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ZGN-1061 or ZGN-1258, if approved. If we receive marketing approval for ZGN-1061 or ZGN-1258, physicians may prescribe our product candidates to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and required that they enter into corporate integrity agreements with the Office of Inspector General of the Department of Health and Human Services, or OIG. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of ZGN-1061 or ZGN-1258, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if approved, reimbursement policies could limit our ability to sell product candidates that we elect to sell on our own.

If approved by regulatory authorities, market acceptance and sales of product candidates that we elect to sell on our own will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for product candidates that we elect to sell on our own and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, product candidates that we elect to sell on our own. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize product candidates that we elect to sell on our own.

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of product candidates that we elect to sell on our own with other available therapies. If reimbursement for product candidates that we elect to sell on our own is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our drug candidates and affect the prices we may obtain.

The ACA has a significant impact on the health care industry. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The new presidential administration has indicated that enacting changes to the ACA is a legislative priority and has alternatively discussed repealing and replacing the ACA. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces. Congress will likely consider other legislation to replace elements of the ACA. We do not know at this time what implications these changes and other, proposed changes, if enacted, would have on the ACA’s current requirements or on our future business. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

We may seek to obtain orphan drug designation for certain of our product candidates, and we may be unsuccessful.

As part of our business strategy, we may seek to obtain orphan drug designation for certain of our product candidates in the United States and the European Union. We may be unsuccessful in obtaining orphan drug designation, and if we do, we may not receive orphan drug exclusivity for these products. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Our development programs for our product candidates, which are primarily related to ZGN-1061 and ZGN-1258, may require substantial financial resources and may ultimately be unsuccessful.

Our lead product candidate ZGN-1061 has completed Phase 1 clinical development and is currently in Phase 2 clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence late-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. ZGN-1258 is still in nonclinical development. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund operations for a period of at least one year from the issuance date of this Annual Report, but we will need to raise more funds to continue development and commercialization of ZGN-1061, ZGN-1258 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061 and ZGN-1258, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

Risks Relating to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect ZGN-1061, ZGN-1258, or future product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

As of March 1, 2018, we own one issued U.S patent, two pending U.S. patent applications, with pending foreign counterpart patent applications, one pending Patent Cooperation Treaty, or PCT, patent application, as well as two pending U.S. provisional patent applications that relate to ZGN-1061.

As of March 1, 2018, we own two pending U.S. patent applications, and related worldwide patent applications, that relate to ZGN-1258.

As of March 1, 2018, we own 19 issued U.S. patents, and 9 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect ZGN-1061 and our other product candidates. Other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize ZGN-1061 and our other product candidates.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect ZGN-1061, ZGN-1258 or any other products or product candidates;

•	any of our pending patent applications will issue as patents;

•	we will be able to successfully develop and commercialize ZGN-1061 or ZGN-1258, if approved, before our relevant patents expire;

•	we were the first to make the inventions covered by each of our patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe our patents;

•	any of our patents will be found to ultimately be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are separately patentable; or

•	that our commercial activities or products will not infringe upon the patents of others.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZGN-1061 or ZGN-1258, if approved.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that ZGN-1061, ZGN-1258, or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing ZGN-1061 or ZGN-1258.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease developing, selling or otherwise commercializing ZGN-1061;

•	cease preparations or developing ZGN-1258;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•	in the case of trademark claims, redesign or rename the trademarks or trade names of our product candidates to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

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

We have not yet registered trademarks for a commercial trade name for ZGN-1061 or ZGN-1258 and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for ZGN-1061 or ZGN-1258. Any future trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for ZGN-1061, our business may be materially harmed.

Depending upon the timing, duration and specifics of development and FDA marketing approval of ZGN-1061 or ZGN-1258, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize ZGN-1061 or ZGN-1258 and other product candidates, which would materially adversely affect our business, financial condition and results of operations.

General Company-Related Risks

In 2016, we reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In July 2016, our board of directors approved the suspension of further development of beloranib and a restructuring plan, pursuant to which our workforce was reduced by approximately 31% as of December 2016. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize ZGN-1061 or ZGN-1258. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize ZGN-1061 or ZGN-1258 successfully would be negatively affected.

Our future success depends on our ability to retain our executive officers, and particularly our current Chief Executive Officer and President and Chief Scientific Officer, and to attract, retain and motivate qualified personnel.

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

The use of ZGN-1061 and ZGN-1258 in clinical trials and the sale of ZGN-1061 and ZGN-1258, if developed and approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with ZGN-1061 or ZGN-1258. For example, we may be sued if any product we develop allegedly causes injury or death or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for ZGN-1061, ZGN-1258, or any future product candidates following marketing approval, if obtained;

•	damage to our reputation and exposure to adverse publicity;

•	increased FDA warnings on product labels;

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	loss of revenue; and

•	the inability to successfully commercialize ZGN-1061 or any future product candidates, if approved.

We maintain product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for ZGN-1061 or ZGN-1258, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $54.0 million and $39.6 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2017, we also had available tax credit carryforwards for federal and state income tax purposes of $14.8 million and $2.4 million, respectively, which begin to expire in 2026 and 2021, respectively. Under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Our follow-on public offering, initial public offering, or IPO, private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our follow-on public offering, IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. The reduction of the corporate tax rate under TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our ZGN-1061, ZGN-1258, or other product candidate development programs.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our MetAP2 platform. Although ZGN-1061 is currently in clinical development, and we have begun preparations for filing an IND for ZGN-1258, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition, such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities and require devotion of a substantial amount of our time to managing these expansion activities.

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

Risks Related to Our Financial Position and Need for Capital

We have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for beloranib, ZGN-1061, ZGN-839, ZGN-1258, and additional MetAP2 inhibitors. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

Since our inception and until July 2016, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with hypothalamic injury-associated obesity, or HIAO. In December 2015, the FDA put the beloranib IND application on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery and development of novel and highly differentiated MetAP2 inhibitors. In 2018, we announced that we are returning to the rare metabolic disease space with a second highly optimized MetAP2 development candidate, ZGN-1258, targeting an initial indication of PWS.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $52.0 million for the year ended December 31, 2017 and $57.9 million for the year ended December 31, 2016. As of December 31, 2017, we had an accumulated deficit of $289.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061, ZGN-1258 and ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue, including ZGN-1258. In addition, if and when we obtain marketing approval for ZGN-1061 or ZGN-1258 we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;

•	initiate and successfully file an IND application as required to obtain FDA approval for ZGN-1258 clinical trials;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for ZGN-1061 in the indications we are pursuing;

•	commercialize our product candidates, if developed and approved, by developing a sales force or entering into collaborations with third parties; and

•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs when we prepare to commercialize our product candidates. Even if we initiate and successfully complete our clinical trials of our product candidates, and our product candidates are approved for commercial sale, and despite expending these costs, our product candidates may not be commercially successful drugs. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 into later stage clinical trials and as we continue our preparations for filing an IND application for ZGN-1258 with the FDA and advance into the clinical trial stage. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061, ZGN-1258, or any of our other product candidates, as well as the progress we make in selling ZGN-1061 or any of our other product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061, ZGN-1258, or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of December 31, 2017, our cash, cash equivalents and marketable securities were $102.1 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Annual Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ZGN-1061, ZGN-1258, or other product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price will continue to fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2017 to December 31, 2017 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $5.08 to a low of $3.24 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from nonclinical studies and clinical trials of ZGN-1061, ZGN-1258, and/or other product candidates;

•	the failure of the FDA to accept our IND for ZGN-1061 or for ZGN-1258;

•	the failure of the FDA or the EMA to approve ZGN-1061 or ZGN-1258;

•	our ability to establish an adequate safety margin and profile for ZGN-1061, ZGN-1258, or other product candidates, including risk of serious thromboembolic events;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of other type 2 diabetes or PWS therapies;

•	regulatory or legal developments in the United States and other countries;

•	failure of ZGN-1061 or ZGN-1258, if successfully developed and approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

As of March 1, 2018, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 38.4% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have leased approximately 5,952 square feet of office space at 175 Portland Street, 4th Floor, Boston, Massachusetts from May 15, 2014 to July 31, 2017, with an option to extend for three additional years. We have also leased an additional approximately 2,976 square feet of office space on the second floor of the same location from April 15, 2015 to July 31, 2017, with two options to extend the lease for three additional years each. In January 2017, we extended the leases for both office spaces in Boston, Massachusetts with new terms expiring on July 31, 2020. In addition, with the landlord’s consent, we have subleased the 2,976 square feet of office space on the second floor to an unrelated third party beginning on January 1, 2017 and expiring on December 31, 2018. We have also leased 3,079 square feet of office space in San Diego, California, from October 1, 2015 to September 30, 2019, with an option to extend the lease for five additional years. We believe that our existing facilities are adequate for our current needs. When our leases expire, we may renew the existing leases or look for additional or alternate space for our operations. We believe that any additional space we may require will be available on commercially reasonable terms.

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

	High	Low
2016
First Quarter	$12.18	$5.34
Second Quarter	$8.28	$5.54
Third Quarter	$7.10	$2.90
Fourth Quarter	$3.83	$2.89

2017
First Quarter	$4.87	$3.18
Second Quarter	$5.46	$3.35
Third Quarter	$3.85	$3.21
Fourth Quarter	$4.83	$3.34

On March 1, 2018, the last reported sales price of our common stock on the Nasdaq Global Market was $7.77 and as of March 1, 2018, there were approximately 28 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

The following graph shows the total stockholder return of an investment of $100 in cash on June 19, 2014 (the first day of trading of our common stock), through December 31, 2017 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	40,839	39,936	54,618	27,391	9,561
General and administrative	12,160	18,289	19,195	8,141	4,219

Total operating expenses	52,999	58,225	73,813	35,532	13,780

Loss from operations	(52,999)	(58,225)	(73,813)	(35,532)	(13,780)

Other income (expense):
Interest income	996	894	438	28	—
Interest expense	(165)	(529)	(806)	(870)	—
Foreign currency transaction gains (losses), net	140	(18)	(105)	(104)	(247)

Total other income (expense), net	971	347	(473)	(946)	(247)

Net loss	(52,028)	(57,878)	(74,286)	(36,478)	(14,027)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(92)	(213)

Net loss attributable to common stockholders	$(52,028)	$(57,878)	$(74,286)	$(36,570)	$(14,240)

Net loss per share attributable to common stockholders, basic and diluted (1)	$(1.90)	$(2.12)	$(2.78)	$(3.00)	$(19.53)

Weighted average common shares outstanding, basic and diluted	27,433	27,298	26,756	12,189	729

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$102,052	$129,194	$185,079	$115,462	$35,517
Working capital (2)	97,632	121,005	171,567	110,297	34,443
Total assets	105,510	131,621	189,106	117,519	38,138
Notes payable, net of discount, long-term	20,000	—	3,453	6,177	—
Redeemable convertible preferred stock	—	—	—	—	103,797
Total stockholders’ equity (deficit)	78,217	121,727	169,110	104,441	(68,574)

(1)	See Note 9 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by type 2 diabetes, Prader-Willi syndrome, or PWS, and potentially other metabolically related disorders. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of type 2 diabetes and other related metabolic disorders. We have completed a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of a single ascending dose, or SAD, portion and a multiple ascending dose, or MAD, portion. This clinical trial evaluated ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of efficacy over four weeks of treatment. We reported positive top line results from this clinical trial in May 2017 and presented the full data package at the American Diabetes Association’s 77th Annual Scientific Sessions in June 2017. In this Phase 1 assessment ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule, and had a favorable tolerability profile with no safety signals identified, including no evidence of pro-thrombotic effects. The data show that ZGN-1061 treatment causes improvements across multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. In the third quarter of 2017, we advanced ZGN-1061 into a Phase 2 clinical trial in both Australia and New Zealand, in patients with type 2 diabetes who are obese and are failing to respond adequately to current therapies. In March 2018, we reported results of an interim analysis of this clinical trial. We expect to report full results of the core part of this clinical trial mid-year 2018, and the results of the entire trial, including the additional arm recently added to the trial, early in 2019. In January 2018, we announced advancement of our highly optimized MetAP2 development candidate ZGN-1258, and in the first quarter of 2018, initiated investigational new drug, or IND, application enabling nonclinical efforts for evaluation in the treatment of people affected by PWS. We anticipate filing an IND application with the U.S. Food and Drug Administration, or FDA, and beginning Phase 1 clinical development by the end of 2018.

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting nonclinical safety concerns observed with our first-generation compound. The compound has similar potency, and range of desired pharmacological activities in animal models as other MetAP2 inhibitors, including beloranib. ZGN-1061 displays broadly improved safety margins in nonclinical studies, supporting the value of the compound as a more highly optimized drug product candidate.

ZGN-1061 acts through potent inhibition of MetAP2, an enzyme that modulates the activity of key cellular processes that control metabolism. MetAP2 inhibitors work, at least in part, by directing MetAP2 binding to cellular stress and growth factor mediators, thereby reducing the tone of signals that drive lipid synthesis by the liver and fat storage throughout the body. In this manner, MetAP2 inhibition serves the purpose of re-establishing balance to the ways the body stores and metabolizes fat and glucose. MetAP2 inhibitors reduce the production of new fatty acid molecules by the liver and help convert stored fats into useful energy, while stimulating use of glucose and fats as an energy source. In the setting of type 2 diabetes, these processes lead to improvement of glycemic control.

ZGN-1258 was also discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting nonclinical safety concerns observed with our first-generation compound. The compound has similar potency, and range of desired pharmacological activities in animal models as other MetAP2 inhibitors, including beloranib. ZGN-1258 displays broadly improved safety margins in nonclinical studies, supporting the value of the compound as a more highly optimized drug product candidate.

ZGN-1258 acts through potent inhibition of MetAP2. Like other MetAP2 inhibitors, ZGN-1258 modulates the activity of key cellular processes that control metabolism and impact lipid synthesis and storage throughout the body and leads to increase use of stored fats as an energy source. ZGN-1258 displays enhanced uptake into the brain and displays greater potency and activity in animal models of hyperphagic behaviors relative to other compounds including ZGN-1061. These differences support the use of ZGN-1258 in higher need indications such as PWS, in which brain activity is likely to be more important for therapeutic effect. Treatment of obese and hyperphagic animals with ZGN-1258 leads to reduction in both pathologic food intake and rapid body weight loss, making it of interest in the treatment of severe forms of human obesity.

Since our inception in November 2005, we have devoted substantially all of our resources to developing ZGN-1061, beloranib, ZGN-839, ZGN-1258 and additional MetAP2 inhibitors, building our intellectual property portfolio, developing our supply chain, business planning, raising capital, and providing general and administrative support for such operations. From our inception through our initial public offering, or IPO, in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. On January 28, 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $289.6 million as of December 31, 2017. Our net loss was $52.0 million for the year ended December 31, 2017 and $57.9 million for the year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	advance the development of ZGN-1061 through Phase 2 clinical trials;

•	advance the development of ZGN-1258 through nonclinical and clinical development;

•	seek to identify and advance development of additional product candidates into clinical development and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Annual Report. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, related benefits and stock-based compensation for employees engaged in scientific research and development functions;

•	third-party contract costs relating to research, formulation, manufacturing, nonclinical studies and clinical trial activities;

•	external costs of outside consultants;

•	payments made under our third-party licensing agreements;

•	sponsored research agreements;

•	laboratory consumables; and

•	allocated facility-related costs.

We are currently primarily focused on developing ZGN-1061, ZGN-1258 and other early research activities and typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property. We expect that general and administrative expenses will remain relatively consistent during 2018 as compared to 2017.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable securities. Our interest income has not been significant due to low interest earned on invested balances. We anticipate that our interest income will decrease as we continue to incur operating losses.

Interest expense. Interest expense during the years ended December 31, 2017 and 2016, relates to outstanding borrowings under the 2014 Credit Facility, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that was recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs, the accretion of debt discounts relating to the 2014 Credit Facility. Interest expense in 2018 will relate to the Term Loan of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan is being recorded as interest expense over the term through the maturity date using the effective-interest method.

Foreign currency gains (losses), net. Foreign currency transaction gains (losses), net consists of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government. We currently do not engage in hedging activities related to our foreign currency-denominated receivables and payables; as such, we cannot predict the impact of future foreign currency transaction gains and losses on our operating results. See “—Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $54.0 million and $39.6 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2017, we also had available tax credit carryforwards for federal and state income tax purposes of $14.8 million and $2.4 million, respectively, which begin to expire in 2026 and 2021, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 34% down to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The tax rate change resulted in a reduction in the gross amount of our deferred tax assets recorded as of December 31, 2017 with an offsetting reduction in the related valuation allowance, resulting in no income tax expense or benefit being recognized as of the enactment date of the TCJA. In accordance with guidance in SEC Staff Accounting Bulletin No. 118, the final determination of the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the date of enactment of the 2017 Tax Act.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations, or CROs, in connection with clinical trials;

•	investigative sites or other providers in connection with clinical trials;

•	vendors in connection with nonclinical development activities; and

•	vendors related to product candidate manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense, nonclinical expense, or manufacturing activities. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We have historically issued equity awards to employees, directors and consultants, generally in the form of options to purchase shares of our common stock and, to a lesser extent, shares of restricted common stock. We measure stock-based awards granted to employees and directors at fair value on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We measure stock-based awards granted to consultants and nonemployees at the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and nonemployees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

We estimate the fair value of each service-based stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Until completion of our IPO in June 2014, we were a private company and lacked company-specific historical and implied volatility information. Therefore, we estimated our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of our options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

In October 2017, we granted market-based stock option awards which are valued using Monte Carlo simulation models. The number of options expected to vest, based on achievement of the specified market condition, is factored into the grant date Monte Carlo valuations. Compensation expense is recognized ratably over the attribution period.

The assumptions we used to determine the fair value of service-based stock options granted to employees and directors are as follows, presented on a weighted average basis:

	2017	2016	2015
Risk-free interest rate	2.10%	1.40%	1.75%
Expected term (in years)	6.17	6.18	6.25
Expected volatility	93%	87%	87%
Expected dividend yield	0%	0%	0%

The assumptions that we used to determine the fair value of the market-based stock options granted to employees are as follows, presented on a weighted average basis:

2017
Risk-free interest rate	2.24%
Expected term (in years)	6.3
Expected volatility	94.6%
Expected dividend yield	0%

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$4,138	$3,543	$2,930
General and administrative	4,163	6,390	5,652

	$8,301	$9,933	$8,582

As of December 31, 2017, we had unrecognized stock-based compensation expense related to our unvested service-based stock option awards of $10.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.54 years.

As of December 31, 2017, we had unrecognized stock-based compensation expense related to our unvested market-based stock option awards of $3.1 million, which is expected to be recognized over the remaining weighted average vesting period of 2.77 years.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	40,839	39,936	903
General and administrative	12,160	18,289	(6,129)

Total operating expenses	52,999	58,225	(5,226)

Loss from operations	(52,999)	(58,225)	5,226

Other income (expense):
Interest income	996	894	102
Interest expense	(165)	(529)	364
Foreign currency transaction gains (losses), net	140	(18)	158

Total other income (expense), net	971	347	624

Net loss	$(52,028)	$(57,878)	$5,850

	Year Ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$11,945	$5,539	$6,406
Clinical trials	6,000	2,054	3,946

Subtotal	17,945	7,593	10,352

Discovery and screening	6,339	393	5,946

Beloranib:
Nonclinical and manufacturing	681	5,242	(4,561)
Clinical trials	65	8,393	(8,328)

Subtotal	746	13,635	(12,889)

ZGN-839	—	858	(858)

Subtotal	25,030	22,479	2,551

Unallocated expenses:
Personnel related	7,851	8,694	(843)
Non-cash stock-based compensation	4,138	3,543	595
Consultants	2,286	3,256	(970)
Other	1,534	1,964	(430)

Subtotal	15,809	17,457	(1,648)

Total research and development expenses	$40,839	$39,936	$903

Research and development expenses

Research and development expenses for the year ended December 31, 2017 increased $0.9 million compared to the year ended December 31, 2016. The increase was primarily due to an increase of $10.4 million related to our ZGN-1061 program, as well as an increase in discovery and screening expenses of $5.9 million, partially offset by decreased costs of $12.9 million in our beloranib program and a decrease of $1.6 million associated with our unallocated expenses.

Costs associated with our ZGN-1061 program increased period over period by $10.4 million. In the third quarter of 2016 we initiated a Phase 1 clinical trial for ZGN-1061 which completed recruiting and dosing patients in the first quarter of 2017. The overall increase is primarily due to additional nonclinical studies as well as drug product and drug substance activities as we commenced our Phase 2 clinical trial in the third quarter of 2017 in both Australia and New Zealand, for which we enrolled 137 patients in a 12 week clinical trial. The expenses during the 2016 period were for startup costs for a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion.

Of the decrease in costs associated with our beloranib program, clinical trials costs decreased by $8.3 million period over period and nonclinical and manufacturing costs decreased $4.6 million period over period, both as a result of the suspension of our beloranib program in July 2016. During the year ended December 31, 2016, we reported topline clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS. Prior to the FDA placing the IND application for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these trials in October 2015. In July 2016, we announced the suspension of our beloranib program.

Unallocated expenses decreased period over period primarily due to a decrease of $1.0 million in consultants, as well as a decrease in personnel related costs of $0.8 million. Consultant costs decreased primarily related to our beloranib program which we suspended in July 2016. Personnel related expenses decreased primarily from a reduction in the number of employees for the 2017 period as compared to the 2016 period, as we had a reduction in workforce which took place in July 2016.

	Year Ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Personnel related	$2,320	$4,401	$(2,081)
Non-cash stock-based compensation	4,163	6,390	(2,227)
Professional fees	3,908	5,489	(1,581)
Other	1,769	2,009	(240)

Total general and administrative expenses	$12,160	$18,289	$(6,129)

General and administrative expenses

General and administrative expenses for the year ended December 31, 2017 decreased $6.1 million compared to the year ended December 31, 2016. The decrease was due to decreases in non-cash stock-based compensation expense of $2.2 million, personnel related costs of $2.1 million and professional fees of $1.6 million. Non-cash stock-based compensation expense decreased due mainly to forfeited stock options related to the reduction in workforce in July 2016, as well as a lower stock option grant price for the 2017 annual grant. Personnel related expenses decreased primarily from a reduction in the number of employees for the 2017 period as compared to the 2016 period, from the reduction in workforce which took place in July 2016. Professional fees decreased primarily due to lower legal fees as the plaintiffs for the class action lawsuit had filed a notice of appeal to the First Circuit Court of Appeals and on April 7, 2017, the dismissal with prejudice was affirmed. The decrease was also due to lower commercial readiness costs and investor relations and public relations costs in the 2017 period as compared to the same period in 2016, primarily as a result of suspending development of beloranib in July 2016.

Other income (expense), net

Interest expense. Interest expense for the year ended December 31, 2017 and 2016 of $0.2 million and $0.5 million, respectively, was related to interest expense on our outstanding borrowings under the 2014 Credit Facility, which was fully repaid in December 2017. Interest expense consists primarily of the stated interest of 8.1% per year due on outstanding borrowings. It also includes expense related to the final payment of 6% of amounts drawn down that was recorded over the term through the maturity date using the effective-interest method and the amortization of deferred financing costs and debt discounts relating to the 2014 Credit Facility.

Interest income. Interest income of $1.0 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of $0.1 million for the year ended December 31, 2017 and no impact in 2016. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	39,936	54,618	(14,682)
General and administrative	18,289	19,195	(906)

Total operating expenses	58,225	73,813	(15,588)

Loss from operations	(58,225)	(73,813)	15,588

Other income (expense):
Interest income	894	438	456
Interest expense	(529)	(806)	277
Foreign currency transaction gains (losses), net	(18)	(105)	87

Total other income (expense), net	347	(473)	820

Net loss	$(57,878)	$(74,286)	$16,408

Research and development expenses

	Year Ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
Beloranib:
Nonclinical and manufacturing	$5,242	$11,676	$(6,434)
Clinical trials	8,393	17,893	(9,500)

Subtotal	13,635	29,569	(15,934)

Second-generation MetAP2 inhibitors, including ZGN-1061	7,593	5,842	1,751
ZGN-839	858	4,854	(3,996)
Discovery and screening	393	—	393

Subtotal	22,479	40,265	(17,786)

Unallocated expenses:
Personnel related	8,694	6,122	2,572
Non-cash stock-based compensation	3,543	2,930	613
Consultants	3,256	3,772	(516)
Other	1,964	1,529	435

Subtotal	17,457	14,353	3,104

Total research and development expenses	$39,936	$54,618	$(14,682)

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

Of the decrease in our beloranib program, clinical trial expenses for beloranib decreased by $9.5 million period over period as a result of the status of our clinical trials in 2016 and 2015. During the year ended December 31, 2016, we reported top-line clinical data from our Phase 2b clinical trial in patients with severe obesity complicated by type 2 diabetes and our U.S. Phase 3 clinical trial in patients with PWS. Prior to the FDA placing the IND application for beloranib on full clinical hold in December 2015, we suspended dosing of patients in the randomized portion of both of these clinical trials in October 2015. In July 2016, we announced the suspension of our beloranib program. During the year ended December 31, 2015, both of the clinical trials noted above were ongoing, enrolling and dosing patients. Clinical trial activities undertaken by our Australian subsidiary are recorded net of a 45% research and development tax incentive from the Australian government. This tax incentive reduced our expenses by $0.3 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively. The decrease in nonclinical and manufacturing of $6.4 million period over period is due to stage of development as well as the fact that the beloranib IND application was on full clinical hold during 2016, and in July 2016, we announced the suspension of our beloranib program. The decrease in ZGN-839 costs of $4.0 million period over period is due to the withdrawal of our IND application in January 2016 in order to generate data from additional nonclinical studies requested by the FDA. In October 2016, we suspended further development of ZGN-839. We are focusing all of our personnel and financial resources on ZGN-1061 and the discovery of novel and highly-differentiated MetAP2 inhibitors.

Costs associated with our second-generation MetAP2 inhibitors, primarily related to ZGN-1061 increased period over period by $1.8 million. The work in 2016 was specific to ZGN-1061, including work in chemistry, toxicology, pharmacology and contract manufacturing costs. Additionally, in the third quarter of 2016 we initiated a Phase 1 clinical trial for ZGN-1061. During the 2015 period, we were conducting research and screening activities on a number of second-generation MetAP2 inhibitors.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and marketable securities totaling $102.1 million. We invest our cash in money market funds, commercial paper, certificates of deposits and corporate bonds, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of December 31, 2017, we had an accumulated deficit of $289.6 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. On January 28, 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

As of December 31, 2017, we had fully repaid all outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, entered into in March 2014.

On December 29, 2017, we entered into a loan and security agreement with Silicon Valley Bank, or the Term Loan. The Term Loan provided for borrowings of $20.0 million. On December 29, 2017, we received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of our personal property, other than our intellectual property.

Upon entering into this Term Loan, we are obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 4.5% at December 31, 2017. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of December 31, 2017 was $21.0 million.

Further, as of 45 days after the Term Loan was entered in, we must maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all of our cash, cash equivalents and marketable securities. If we do not meet this requirement it will not be considered an event of default provided we immediately secure 87.5% of the principal balance in a restricted cash account.

There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; permit the aggregate value of cash maintained by our Australian subsidiary not to exceed $4.0 million and certain other business transactions.

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(43,784)	$(51,975)	$(59,554)
Cash provided by (used in) investing activities	35,647	51,447	(92,118)
Cash provided by (used in) financing activities	16,562	(2,715)	129,164

Net increase (decrease) in cash and cash equivalents	$8,425	$(3,243)	$(22,508)

Net cash used in operating activities

During the year ended December 31, 2017, operating activities used $43.8 million of cash, resulting from our net loss of $52.0 million, partially offset by non-cash charges of $8.3 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, discovery and screening and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the year ended December 31, 2017, consisted primarily of stock-based compensation expense of $8.3 million. Net cash used in changes in our operating assets and liabilities during the year ended December 31, 2017, consisted primarily of a $1.0 million increase in accounts payable and accrued expenses, partially offset by a $0.6 million increase in prepaid expenses and other current assets and a $0.6 million increase in tax incentive receivable.

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

Net cash provided by (used in) investing activities

During the year ended December 31, 2017, investing activities provided $35.6 million of cash resulting from proceeds from sales and maturities of marketable securities of $150.2 million, offset by the use of cash for purchases of marketable securities of $114.5 million and purchases of property and equipment of $0.1 million.

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

Net cash provided by (used in) financing activities

During the year ended December 31, 2017, net cash provided by financing activities of $16.6 million was the result of proceeds of $20.0 million from our notes payable, as well as $0.2 million received from proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan, partially offset by payments of $3.6 million related to our notes payable.

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

Operating Capital Requirements

ZGN-1061 is currently in Phase 2 clinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we:

•	advance the development of ZGN-1061 through Phase 2 clinical trials;

•	advance the development of ZGN-1258 through nonclinical and clinical development and if successful, later-stage clinical trials;

•	seek to identify additional product candidates and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash and cash equivalents and marketable securities as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute their ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $54.0 million and $39.6 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2017, we also had available tax credit carryforwards for federal and state income tax purposes of $14.8 million and $2.4 million, respectively, which begin to expire in 2026 and 2021, respectively We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total (2) (3)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$1,169	$479	$690	$—	$—
Debt commitments (4)	21,600	—	12,727	8,873	—

	$22,769	$479	$13,417	$8,873	$—

(1)	We entered into an operating lease for office space in Boston, Massachusetts on May 15, 2014, effective as of July 28, 2014, with a term expiring on July 31, 2017, and an option to extend the lease for three additional years. In March 2015, we entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend the lease for three additional years each. In October 2015, we entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend the lease for five additional years. In January 2017, we extended the leases for both office spaces in Boston, Massachusetts, with new terms expiring on July 31, 2020. In addition, we have subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on December 31, 2018 and we expect to receive approximately $0.2 million in sublease rental income.
(2)	We have acquired exclusive rights to develop patented compounds and related know-how under licensing agreements for beloranib with two third parties. The licensing rights obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are also responsible for patent prosecution costs. We are obligated to make future milestone payments under these agreements of up to $12.3 million, upon achieving certain pre-commercialization milestones, such as clinical trials and government approvals, and up to $12.5 million upon achieving certain product commercialization milestones. In addition, under one of the license agreements, we are obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, we will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any. We are obligated to pay to the licensors a percentage of fees received if and when we sublicense the technologies. As of December 31, 2017, we had not yet developed a commercial product using the licensed technologies and we had not entered into any sublicense agreements for the technologies.
(3)

We enter into contracts in the normal course of business with clinical research organizations for clinical trials, nonclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
(4)	Debt commitments include principal, interest, and an 8% final payment of the amounts drawn under the Term Loan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of December 31, 2017 consisted of cash, corporate bonds, commercial paper, certificates of deposits and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of December 31, 2017, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statement of operations. Net foreign currency transaction gains (losses) of $0.1 million, less than $(0.1) million and $(0.1) million were recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of December 31, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the year ended December 31, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by less than $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of December 31, 2017. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Zafgen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zafgen Inc., and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations and debt payments. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 9, 2018

We have served as the Company’s auditor since 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ZAFGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$40,777	$32,352
Marketable securities	61,275	96,842
Tax incentive receivable	946	347
Prepaid expenses and other current assets	1,927	1,358

Total current assets	104,925	130,899
Property and equipment, net	528	661
Other assets	57	61

Total assets	$105,510	$131,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,020	$2,572
Accrued expenses	4,273	3,733
Notes payable, current	—	3,589

Total current liabilities	7,293	9,894
Notes payable, long-term	20,000	—

Total liabilities	27,293	9,894

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2017 and 2016; no shares issued and outstanding as of and December 31, 2017 and 2016	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2017 and 2016; 27,489,457 and 27,332,551 shares issued and outstanding as of December 31, 2017 and 2016, respectively	27	27
Additional paid-in capital	367,825	359,329
Accumulated deficit	(289,577)	(237,549)
Accumulated other comprehensive loss	(58)	(80)

Total stockholders’ equity	78,217	121,727

Total liabilities and stockholders’ equity	$105,510	$131,621

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—

Operating expenses:
Research and development	40,839	39,936	54,618
General and administrative	12,160	18,289	19,195

Total operating expenses	52,999	58,225	73,813

Loss from operations	(52,999)	(58,225)	(73,813)

Other income (expense):
Interest income	996	894	438
Interest expense	(165)	(529)	(806)
Foreign currency transaction gains (losses), net	140	(18)	(105)

Total other income (expense), net	971	347	(473)

Net loss	(52,028)	(57,878)	(74,286)
Net loss per share, basic and diluted	$(1.90)	$(2.12)	$(2.78)

Weighted average common shares outstanding, basic and diluted	27,433,239	27,297,934	26,756,079

Comprehensive loss:
Net loss	$(52,028)	$(57,878)	$(74,286)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	22	127	(172)

Total other comprehensive gain (loss)	22	127	(172)

Total comprehensive loss	$(52,006)	$(57,751)	$(74,458)

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balances at December 31, 2014	22,879,160	$23	$209,838	$(105,385)	$(35)	$104,441
Issuance of common stock	3,942,200	4	129,567	—	—	129,571
Issuance of common stock upon exercise of stock options and employee stock purchase plan	418,241	—	974	—	—	974
Issuance of restricted stock units	2,902	—	—	—	—	—
Stock-based compensation expense	—	—	8,582	—	—	8,582
Unrealized loss on marketable securities	—	—	—	—	(172)	(172)
Net loss	—	—	—	(74,286)	—	(74,286)

Balances at December 31, 2015	27,242,503	27	348,961	(179,671)	(207)	169,110
Issuance of common stock upon exercise of stock options and employee stock purchase plan	72,663	—	220	—	—	220
Issuance of common stock	5,564	—	35			35
Issuance of restricted stock units	11,821	—	—	—	—	—
Stock-based compensation expense	—	—	10,113	—	—	10,113
Unrealized gain on marketable securities	—	—	—	—	127	127
Net loss	—	—	—	(57,878)	—	(57,878)

Balances at December 31, 2016	27,332,551	27	359,329	(237,549)	(80)	121,727
Issuance of common stock upon exercise of stock options and employee stock purchase plan	136,992	—	195	—	—	195
Issuance of restricted stock units	19,914	—	—	—	—	—
Stock-based compensation expense	—	—	8,301	—	—	8,301
Unrealized gain on marketable securities	—	—	—	—	22	22
Net loss	—	—	—	(52,028)	—	(52,028)

Balances at December 31, 2017	27,489,457	$27	$367,825	$(289,577)	$(58)	$78,217

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(52,028)	$(57,878)	$(74,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,301	10,113	8,582
Non-cash interest expense	13	43	62
Depreciation expense	188	212	70
Loss on disposal of research and development equipment	—	328	—
Unrealized foreign currency transaction (gains) losses	(46)	6	82
Premium on marketable securities	(359)	(340)	(2,036)
Amortization of premium on marketable securities	246	1,037	1,243
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(569)	413	(363)
Tax incentive receivable	(553)	970	(1,014)
Accounts payable	448	(4,625)	4,914
Accrued expenses	575	(2,254)	3,192

Net cash used in operating activities	(43,784)	(51,975)	(59,554)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	150,213	188,600	195,987
Purchases of marketable securities	(114,511)	(136,528)	(287,491)
Purchases of property and equipment	(55)	(660)	(595)
Deposits for leased property	—	35	(19)

Net cash provided by (used in) investing activities	35,647	51,447	(92,118)

Cash flows from financing activities:
Proceeds from issuance of notes payable	20,000	—	—
Repayments of notes payable	(3,633)	(2,935)	(1,381)
Proceeds from exercise of common stock options and employee stock purchase plan	195	220	974
Proceeds from public offerings, net of commissions and underwriting discounts	—	—	130,044
Payments of public offering costs	—	—	(473)

Net cash provided by (used in) financing activities	16,562	(2,715)	129,164

Net increase (decrease) in cash and cash equivalents	8,425	(3,243)	(22,508)
Cash and cash equivalents at beginning of period	32,352	35,595	58,103

Cash and cash equivalents at end of period	$40,777	$32,352	$35,595

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$—	$—	$298

Supplemental disclosure of cash flow information:
Cash paid for interest	$141	$388	$584

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a clinical-stage biopharmaceutical company leveraging its proprietary knowledge of the methionine aminopeptidase 2 (“MetAP2”) pathway to develop novel therapies for patients affected by a range of complex metabolic diseases. Zafgen has pioneered the study of MetAP2 inhibitors in both common and rare metabolic disorders, and its current disease areas of focus are type 2 diabetes, Prader-Willi syndrome (“PWS”) and liver diseases. The company’s lead product candidate is ZGN-1061, a MetAP2 inhibitor in Phase 2 clinical development with unique properties that maximize impact on metabolic parameters relevant to the treatment of type 2 diabetes and other related metabolic disorders. In January 2018, the Company announced advancement of its highly optimized MetAP2 development candidate ZGN-1258, and in the first quarter of 2018, initiated investigational new drug application (“IND”) enabling nonclinical efforts for evaluation in the treatment of people affected by PWS. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2017, the Company had an accumulated deficit of $289.6 million. From its inception through December 31, 2017, the Company received net proceeds of $333.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offering in January 2015. As disclosed in Note 6 to the consolidated financial statements, the Company has a term loan with an aggregate principal balance of $20.0 million as of December 31, 2017. The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of December 31, 2017, was approximately $21.0 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to scheduled maturity dates. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $102.1 million as of December 31, 2017 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least one year from the issuance date of this Annual Report. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company has all cash, cash equivalents and marketable securities balances at three accredited financial institutions in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering or as a reduction to the carrying value of preferred stock issued.

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

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development expenses are wages, stock-based compensation and benefits of employees, third-party license fees and milestones and other operational costs related to the Company’s research and development activities, including facility-related expenses and external costs of outside vendors engaged to conduct nonclinical studies, manufacturing activities, and clinical trials. The Company records research and development expenses net of any research and development tax incentives the Company is entitled to receive from government authorities.

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

Accounting for Stock-Based Compensation

The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Typically, the Company issues awards with only service-based and market-based vesting conditions and records the expense for these awards using the straight-line method.

For stock-based awards granted to non-employee consultants, compensation expense is recognized over the period during which services are rendered by such consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common shares and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by both rare and prevalent metabolic diseases including type 2 diabetes, PWS and potentially other metabolically related disorders. No revenue has been generated since inception, and all tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2017, 2016 and 2015, the Company’s only element of other comprehensive loss was unrealized gain or (loss) on marketable securities.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The Company early adopted the standard as of January 1, 2017, however there is no impact of this new guidance on its consolidated financial statements as it does not currently have any revenue generating arrangements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard was adopted on January 1, 2017 on a modified retrospective basis. As a result, the Company has made an accounting policy election to account for forfeitures as they occur. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled. The adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2017.

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

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2017 and 2016 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2017 and 2016:

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$15,802	$15,802	$—	$—
Commercial paper	998	—	998	—
Corporate bonds	549	—	549	—

Total cash equivalents	17,349	15,802	1,547	—

Marketable securities:
Corporate bonds	50,844	—	50,844	—
Commercial paper	9,951	—	9,951	—
Certificates of deposit	480	—	480	—

Total marketable securities	61,275	—	61,275	—

Total cash equivalents and marketable securities	$78,624	$15,802	$62,822	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$22,091	$22,091	$—	$—
Commercial paper	2,997	—	2,997	—
Corporate bonds	1,500	—	1,500	—

Total cash equivalents	26,588	22,091	4,497	—

Marketable securities:
Corporate bonds	69,622	—	69,622	—
Commercial paper	27,220	—	27,220	—

Total marketable securities	96,842	—	96,842	—

Total cash equivalents and marketable securities	$123,430	$22,091	$101,339	$—

The carrying amounts reflected in the consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2017 and 2016:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$50,892	$—	$(48)	$50,844
Commercial paper (due within 1 year)	9,961	—	(10)	9,951
Certificates of deposit (due within 1 year)	480	—	—	480

	$61,333	$—	$(58)	$61,275

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$68,777	$—	$(54)	$68,723
Corporate bonds (due after 1 year through 2 years)	901	—	(2)	899
Commercial paper (due within 1 year)	27,244	—	(24)	27,220

	$96,922	$—	$(80)	$96,842

4. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2017 and 2016:

		December 31,
	Useful Life	2017	2016
		(in thousands)
Office equipment	5 years	$421	$372
Furniture and fixtures	5 years	194	194
Equipment	5 years	6	—
Leasehold improvements	*	415	415

		1,036	981
Less: Accumulated depreciation		(508)	(320)

		$528	$661

*	shorter of asset life or lease term

Depreciation expense was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$2,229	$2,008
Accrued research and development expenses	1,647	892
Accrued professional fees	292	347
Accrued restructuring	—	376
Accrued other	105	110

	$4,273	$3,733

6. Notes Payable

As of December 31, 2017, the Company had fully repaid all outstanding amounts due under a loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, entered into in March 2014.

On December 29, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Term Loan”). The Term Loan provided for borrowings of $20.0 million. On December 29, 2017, the Company received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of the Company’s personal property, other than its intellectual property.

Upon entering into this Term Loan, the Company is obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at December 31, 2017 was 4.5%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

The effective annual interest rate of the outstanding debt under the Term Loan is approximately 8.9%.

Additionally, the Company, as the borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of December 31, 2017 was $21.0 million.

Further, as of 45 days after the Term Loan was entered in, the Company must maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all the Company’s cash, cash equivalents and marketable securities. If the Company does not meet this requirement it will not be considered an event of default provided it immediately secures 87.5% of the principal balance in a restricted cash account.

There are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; permit the aggregate value of cash maintained by its Australian subsidiary not to exceed $4.0 million and certain other business transactions.

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the loans under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million.

As of December 31, 2017 and 2016, notes payable consist of the following:

December 31,
2017
(in thousands)
Notes payable long-term	$20,000

December 31,
2016
(in thousands)
Notes payable	3,183
Debt discount, net of accretion	(9)
Accretion related to final payment	415

Notes payable, net of discount, short term	$3,589

As of December 31, 2017, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2018	$—
2019	5,454
2020	7,273
2021	7,273

Total	$20,000

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.2 million, $0.5 million and $0.8 million, respectively, of interest expense related to the 2014 Credit Facility. The effective annual interest rate of the debt under the 2014 Credit Facility was approximately 10.8%. As of December 31, 2017, interest expense incurred on the new Term Loan was immaterial.

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

As of December 31, 2017 and 2016, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 5,000,000 shares of $0.001 par value preferred stock. The rights, preferences, restrictions, qualifications and limitations of such stock are to be determined by the Company’s board of directors.

As of December 31, 2017 and 2016, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 115,000,000 shares of $0.001 par value common stock.

8. Stock-Based Awards

Stock Option Plan

The Company’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The number of shares initially reserved for issuance under the 2014 Plan was 2,168,221 shares of common stock. The number of shares reserved for issuance may be increased by the number of shares under the previously authorized 2006 Stock Option Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2006 Stock Option Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2014 Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) 4% of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the board of directors. As of December 31, 2017, 1,981,060 shares are available for grant under the 2014 Plan, including 1,093,302 shares automatically added to the 2014 Stock Option Plan on January 1, 2017.

Stock Option Grants

Option Grants with time-based vesting conditions

During the years ended December 31, 2017, 2016 and 2015, the Company granted 1,214,874, 1,527,559 and 992,505 stock options under the 2014 Plan. The vesting of these awards is time-based and the restrictions typically lapse over periods of three to four years. Stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company bases fair value of common stock on the quoted market price of the Company’s common stock. During the year ended December 31, 2017, the Company also granted 550,000 options with time-based vesting restrictions to the newly-hired Chief Executive Officer as an inducement grant outside of the 2014 Plan in accordance with NASDAQ Listing Rule 5635(c)(4). These stock options have a ten-year term and an exercise price equal to the closing price of the Company’s common stock on the grant date. The options vest as to 25% of the shares on the first anniversary of the grant date and the remainder in equal monthly installments thereafter over a 3-year period.

The fair value of each service-based stock option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and its own common stock since its IPO in June 2014, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price for the duration of the expected term. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	2017	2016	2015
Risk-free interest rate	2.10%	1.40%	1.75%
Expected term (in years)	6.17	6.18	6.25
Expected volatility	93%	87%	87%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity described above, since December 31, 2016:

	Shares Issuable Under Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2016	3,115,003	$14.40	7.2	$1,038
Granted	1,764,874	$3.88
Exercised	(93,211)	$0.80
Forfeited	(292,465)	$20.97

Outstanding as of December 31, 2017	4,494,201	$10.12	7.8	$3,251

Options vested and expected to vest as of December 31, 2017	4,494,201	$10.12	7.8	$3,251

Options exercisable as of December 31, 2017	2,088,452	$13.44	6.4	$1,955

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock and the exercise prices of the options. The aggregate intrinsic value of service-based stock options exercised was $0.3 million, $0.1 million and $13.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The Company received cash proceeds from the exercise of stock options of $0.1 million, less than $0.1 million, and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted average grant-date fair value of service-based stock options granted to employees and directors during the years ended December 31, 2017, 2016 and 2015 was $2.91, $4.86, and $28.97 per share, respectively.

As of December 31, 2017 and 2016, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 77,567 and 6,401 shares of common stock, respectively.

Option Grants with market-based vesting conditions

In October 2017, the Company granted 687,500 common stock options that vest on the third anniversary of the grant date upon achievement by the Company of minimum common stock prices for 20 consecutive days during the Earning Period, the (“Price Target Options”). The Earning Period is defined as the period between the first anniversary of the grant date and the third anniversary of the grant date. Of the 687,500 Price Target Options granted in 2017, 137,500 were granted under the 2014 Stock Plan and 550,000 were granted to the newly-hired Chief Executive Officer as an inducement grant outside of the 2014 Plan in accordance with NASDAQ Listing Rule 5635(c)(4). These stock options have a ten-year term and an exercise price equal to the closing price of the Company’s common stock on the grant date.

The number of Price Target Options that will vest upon achievement of the target will vary based on the level of achievement from a maximum of 200% of the target shares to a threshold of 50% of the target shares, with no vesting, absent certain circumstances, if the threshold requirement is not achieved or the employee is no longer with the Company at the end of the three-year period. The Price Target Options are valued using Monte Carlo simulation models. The number of options expected to vest, based on achievement of the specified market condition, is factored into the grant date Monte Carlo valuations for the Price Target Options. Compensation expense is recognized ratably over the attribution period.

The assumptions that the Company used to determine the fair value of the stock options granted to employees are as follows, presented on a weighted average basis:

2017
Risk-free interest rate	2.24%
Expected term (in years)	6.3
Expected volatility	94.6%
Expected dividend yield	0%

The total fair value of $3.1 million and a weighted average fair value of the Price Target Options was $4.56 per share. As of December 31, 2017, the entire 687,500 Price Target Options had an aggregate intrinsic value of $0.8 million and a remaining contractual term of 9.77 years remained outstanding.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock. The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $0.1 million per year calculated as the fair value of the Company’s common stock on the date it vests. During the years ended December 31, 2017, 2016 and 2015, the Company granted 22,128, 13,273 and 4,769 restricted stock units, respectively, all of which vested during 2017, 2016 and 2015, respectively, at a weighted average grant-date fair value of $4.18, $7.91 and $34.46, respectively. As of December 31, 2017 and 2016, there were no unvested restricted stock units outstanding.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”) under which a total of 265,000 shares of common stock were reserved for issuance. During both 2017 and 2016 there were two offering periods, January 1 through June 30 and July 1 through December 31. The per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. The Company issued 43,781 and 37,663 shares during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, there are 176,016 and 219,797 shares, respectively, of common stock available for issuance to participating employees under the ESPP.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$4,138	$3,543	$2,930
General and administrative	4,163	6,390	5,652

	$8,301	$9,933	$8,582

In addition, during the year ended December 31, 2016, in connection with its strategic restructuring further discussed in Note 14, the Company recorded a one-time, non-cash stock option modification expense of $0.2 million, which is included in the stock-based compensation expense line items of both the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ equity.

As of December 31, 2017, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $10.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.54 years.

As of December 31, 2017, the Company had unrecognized stock-based compensation expense related to its unvested market-based stock option awards of $3.1 million, which is expected to be recognized over the remaining weighted average vesting period of 2.77 years.

9. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator:
Net loss	$(52,028)	$(57,878)	$(74,286)
Denominator:
Weighted average common shares outstanding, basic and diluted	27,433,239	27,297,934	26,756,079

Net loss per share, basic and diluted	$(1.90)	$(2.12)	$(2.78)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2017, 2016 and 2015, from the computation of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of December 31,
	2017	2016	2015
Options to purchase common stock	4,494,201	3,115,003	2,555,110

10. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2017 and an option to extend the lease for three additional years. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2017, and two options to extend this lease for three additional years each. In January 2017, the Company extended the leases for both office spaces in Boston, Massachusetts with new terms expiring on July 31, 2020. In addition, with the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on December 31, 2018, and the Company expects to receive approximately $0.2 million in sublease rental income. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend this lease for five additional years.

Future minimum lease payments for its operating leases as of December 31, 2017 were as follows:

Year Ending December 31,
(in thousands)
2018	$479
2019	464
2020	226
2021	—

$1,169

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.3 million, $0.4 million and $0.3 million, respectively, of rental expense related to office space.

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

As of December 31, 2017, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the years ended December 31, 2017, 2016 or 2015. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2017, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of management team and the board of directors of the Company that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2017.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of December 31, 2017.

11. Income Taxes

During the years ended December 31, 2017, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows:

	2017	2016	2015
	(in thousands)
Domestic	$(49,954)	$(57,799)	$(72,147)
Foreign	(2,074)	(79)	(2,139)

Loss before income taxes	$(52,028)	$(57,878)	$(74,286)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
Federal and state research and development tax credit	(4.1)	(2.9)	(3.9)
State taxes, net of federal benefit	(2.4)	(3.9)	(3.9)
Orphan drug tax credit	0.0	(1.3)	(3.5)
Stock compensation expense	1.5	0.7	0.9
Nondeductible Australia research and development expenses	1.4	0.0	1.0
Impact of federal rate change related to tax reform	65.2	0.0	0.0
Other items	1.2	1.3	0.1
Change in deferred tax asset valuation allowance	(28.8)	40.1	43.3

Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Noncurrent deferred tax assets:
Capitalized research and development expenses	49,325	59,489
Net operating loss carryforwards	13,848	14,991
Tax credit carryforwards	16,759	14,297
Capitalized legal expenses	1,646	2,119
Stock-based compensation	5,568	6,027
Accrued expenses	522	783
Other temporary differences	13	14

Total noncurrent deferred tax assets	87,681	97,720

Total gross deferred tax assets	87,681	97,720
Valuation allowance	(87,681)	(97,720)

Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2017, 2016 and 2015 related primarily to changes in net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards and were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Valuation allowance as of beginning of year	$97,720	$74,541	$42,398
Decreases recorded as benefit to income tax provision	(10,039)	—	—
Increases recorded to income tax provision	—	23,179	32,143

Valuation allowance as of end of year	$87,681	$97,720	$74,541

As of December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $54.0 million and $39.6 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2017, the Company also had available tax credit carryforwards for federal and state income tax purposes of $14.8 million and $2.4 million, respectively, which begin to expire in 2026 and 2021, respectively. Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

On January 1, 2017 the Company adopted new accounting guidance released in March 2016 that updates the accounting for certain aspects of share-based payments to employees, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. On January 1, 2017, the deferred tax assets associated with federal and state net operating loss carryforwards and the capitalized research and development expense increased in the amounts of $9.4 million, $7.2 million and $3.4 million, respectively, offset by valuation allowance. The adoption of this standard did not impact the Company’s consolidated financial statements.

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

As of December 31, 2017 and 2016, the Company’s gross deferred tax asset balance of $87.7 million and $97.7 million, respectively, was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2017, 2016 and 2015, gross deferred tax assets (decreased) increased due to additional net operating loss carryforwards, research and development tax credits generated and additional research and development expenses capitalized for tax purposes.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2017 and 2016. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2017 or 2016.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Act ( “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 34% down to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely).

As a result of the TCJA, the Company was required to revalue deferred tax assets and liabilities at 21%. This revaluation resulted in a provision of $33.8 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. There was no impact to the Company’s consolidated statements of operations and comprehensive loss as a result of the reduction in rates. The other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements. In accordance with authoritative guidance issued by the Securities and Exchange Commission (“SEC”), the income tax effect of the TCJA represent provisional amounts for which the Company’s accounting is incomplete but for which reasonable estimates were determined and recorded during the fourth quarter of 2017. The guidance provides for a measurement period, up to one year from the enactment date, in which provisional amounts may be adjusted when additional information is obtained, prepared and analyzed. Adjustments to provisional amounts identified during the measurement period will be recorded during fiscal year 2018 to reflect any such guidance provided.

12. Retirement Plan

The Company has a Savings Incentive Match Plan, or SIMPLE IRA, for employees. Under the terms of the plan, the Company contributes 2% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees. The Company terminated this plan as of December 31, 2017 and implemented a new 401(k) plan in 2018.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.1 million, $0.2 million and $0.1 million, respectively, of expense related to its contributions to the plan.

13. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities. For the years ended December 31, 2017, 2016 and 2015, $0.9 million, $0.3 million and $1.4 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations. These amounts represented 43.5% for 2017 and 45% for 2016 and 2015, of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the years ended December 31, 2017, 2016 and 2015, the Company recorded in its consolidated statements of operations unrealized foreign currency exchange gains (losses) of less than $0.1 million, less than $(0.1) million and $(0.1) million, respectively, related to this tax incentive receivable. As of December 31, 2017 and 2016, the Company’s tax incentive receivable from the Australian government was $0.9 million and $0.3 million, respectively.

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

During the year ended December 31, 2016, the Company recorded $1.4 million of restructuring-related costs in operating expense, including employee severance, benefits and related costs, as well as a stock option modification. The stock option modification was a one-time, non-cash expense of $0.2 million and is included in the stock-based compensation expense line items of both the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ equity as of December 31, 2016. The Company does not expect to incur any additional significant costs associated with this restructuring.

The following table summarizes the restructuring costs by category for the periods indicated:

	Year Ended December 31, 2016
	(in thousands)
	Cash	Non-cash	Total
Research and development	$455	$7	$462
General and administrative	768	173	941

	$1,223	$180	$1,403

The following table summarizes the restructuring reserve for the periods indicated:

	Year Ended December 31,
	2017	2016
	(in thousands)
Restructuring reserve beginning balance	$376	$—
Restructuring expenses incurred during the period	24	1,223
Amounts paid during the period	(400)	(847)

Restructuring reserve ending balance	$—	$376

15. Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	13,265	13,536	12,840	13,358
Net loss	(13,011)	(13,347)	(12,585)	(13,085)
Net loss per share, basic and diluted	$(0.48)	$(0.49)	$(0.46)	$(0.48)
Weighted average common shares outstanding, basic and diluted	27,350,673	27,407,408	27,483,550	27,489,397

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	17,857	15,062	14,831	10,475
Net loss	(17,736)	(15,028)	(14,675)	(10,439)
Net loss per share, basic and diluted	$(0.65)	$(0.55)	$(0.54)	$(0.38)
Weighted average common shares outstanding, basic and diluted	27,263,435	27,272,225	27,322,907	27,332,515

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2017 our internal control over financial reporting is effective.

As an Emerging Growth Company, as defined under the terms of the Jobs Act of 2012, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page 84 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 24, 2014)

3.2	Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 24, 2014)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated November 25, 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.1#	Amended and Restated 2006 Stock Option Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.2#	2014 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.3(a)†	Exclusive License Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corp. of South Korea, dated July 6, 2009, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

Exhibit No.	Description

10.3(b)	Amendment No. 4 to Exclusive License Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corporation, dated October 29, 2014 (incorporated by reference to Exhibit 10.3(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

10.4	Subscription Agreement by and between the Registrant and Chong Kun Dang Pharmaceutical Corporation, dated November 20, 2014 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

10.5	Letter by and between the Registrant and Thomas E. Hughes, dated July 25, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.6	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Thomas E. Hughes, dated July 29, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.7	Letter by and between the Registrant and Dennis D. Kim, dated August 23, 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.8	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Dennis D. Kim, dated August 29, 2013 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.9	Letter by and between the Registrant and Patricia L. Allen, dated December 10, 2012 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.10	Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Patricia L. Allen, dated August 29, 2013 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.11(a)	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.11(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.11(b)	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.11(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.12#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.13†	Exclusive License Agreement by and between the Registrant and Children’s Medical Center Corporation, dated January 4, 2007, as amended January 15, 2007 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.14	Commercial Lease by and between the Registrant and Minerva Holdings, LLC, dated May 15, 2014 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.15	Commercial Lease by and between the Company and Contour LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on May 14, 2015)

Exhibit No.	Description

10.16#	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on June 18, 2014)

10.17	Severance and Change in Control Agreement by and between the Registrant and Thomas E. Hughes, PhD. dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.18	Severance and Change in Control Agreement by and between the Registrant and Patricia Allen dated as of June 30, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.19	Severance and Change in Control Agreement by and between the Registrant and Dennis Kim, M.D., M.B.A. dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.20	Loan and Security Agreement between the Registrant, as borrower, and Silicon Valley Bank, as lender dated December 29, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36510) filed January 5, 2018)

10.21	Employment Offer Letter Agreement by and between the Registrant and Jeffrey S. Hatfield, effective as of October 9, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-36510) filed on October 12, 2017)

10.22	Severance and Change in Control Agreement by and between Registrant and Jeffrey S. Hatfield, effective as of October 9, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-36510) filed on October 12, 2017)

10.23#*	Non-Qualified Stock Option Agreement Inducement Award by and between Registrant and Jeffrey S. Hatfield granted on October 9, 2017

10.24#*	Non-Qualified Stock Option Agreement Inducement Award by and between Registrant and Jeffrey S. Hatfield granted on October 9, 2017

10.25*	Waiver to Financing Condition by and between Registrant and Jeffrey S. Hatfield, effective as of December 29, 2017

16.1	Letter of Edelstein and Company LLP (incorporated by reference to Exhibit 16.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-195391) filed on April 18, 2014)

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101*	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2017 and 2016, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015, (c) our Consolidated Statements of Changes in Stockholders’ Equity, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015 and (e) the Notes to such Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
†	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Represents management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: March 9, 2018	By:	/s/ Jeffrey Hatfield Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2018	By:	/s/ Patricia L. Allen Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Hatfield Jeffrey Hatfield	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2018

/s/ Patricia L. Allen Patricia L. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018

/s/ Peter Barrett, Ph.D. Peter Barrett, Ph.D.	Chairman of the Board of Directors	March 9, 2018

/s/ Bruce Booth, Ph.D. Bruce Booth, Ph.D.	Director	March 9, 2018

/s/ Thomas O. Daniel, M.D. Thomas O. Daniel, M.D.	Director	March 9, 2018

/s/ Frances K. Heller Frances K. Heller	Director	March 9, 2018

/s/ Thomas E. Hughes, Ph.D. Thomas E. Hughes, Ph.D.	President and Chief Scientific Officer and Director	March 9, 2018

/s/ John L. LaMattina, Ph.D. John L. LaMattina, Ph.D.	Director	March 9, 2018

/s/ Cameron Geoffrey McDonough, M.D. Cameron Geoffrey McDonough, M.D.	Director	March 9, 2018

/s/ Robert J. Perez Robert J. Perez	Director	March 9, 2018

/s/ Frank E. Thomas Frank E. Thomas	Director	March 9, 2018