Form 10-Q
period 2018-03-31
ZAFGEN, INC.
filed 2018-05-10
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal three months ended March 31, 2018

or

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

As of April 30, 2018, there were 27,563,346 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Report, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our plans to commercialize ZGN-1061 as a treatment for metabolic diseases including type 2 diabetes, either alone, in combination with or through a strategic partner;

•	our ability to successfully complete the Phase 2 clinical trial of ZGN-1061, and successfully advance ZGN-1061 into later-stage clinical trials, including in the United States through the filing of an Investigational New Drug, or IND, application;

•	our ability to successfully file and have our IND application for ZGN-1258 go into effect and to successfully advance ZGN-1258 into clinical trials;

•	our ability to dissociate effects of methionine aminopeptidase 2, or MetAP2, inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of our first-generation compound, beloranib;

•	our ability to distinguish ZGN-1061 and other novel MetAP2 inhibitors relative to our first-generation compound;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

Zafgen, Inc.

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$45,731	$40,777
Marketable securities	43,339	61,275
Tax incentive receivable	932	946
Prepaid expenses and other current assets	1,420	1,927

Total current assets	91,422	104,925
Tax incentive receivable	581	—
Property and equipment, net	479	528
Other assets	132	57

Total assets	$92,614	$105,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,796	$3,020
Accrued expenses	3,661	4,273

Total current liabilities	7,457	7,293
Notes payable, long-term	20,160	20,000

Total liabilities	27,617	27,293

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 27,558,883 and 27,489,457 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	28	27
Additional paid-in capital	370,551	367,825
Accumulated deficit	(305,533)	(289,577)
Accumulated other comprehensive loss	(49)	(58)

Total stockholders’ equity	64,997	78,217

Total liabilities and stockholders’ equity	$92,614	$105,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—

Operating expenses:
Research and development	12,433	9,677
General and administrative	3,269	3,588

Total operating expenses	15,702	13,265

Loss from operations	(15,702)	(13,265)

Other income (expense):
Interest income	267	227
Interest expense	(458)	(73)
Foreign currency transaction gains (losses), net	(63)	100

Total other income (expense), net	(254)	254

Net loss	$(15,956)	$(13,011)

Net loss per share, basic and diluted	$(0.58)	$(0.48)

Weighted average common shares outstanding, basic and diluted	27,541,594	27,350,673

Comprehensive loss:
Net loss	$(15,956)	$(13,011)
Other comprehensive loss:
Unrealized gain on marketable securities	9	17

Total other comprehensive income (loss)	9	17

Total comprehensive loss	$(15,947)	$(12,994)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,956)	$(13,011)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,466	2,001
Non-cash interest expense	—	7
Depreciation expense	50	41
Unrealized foreign currency transaction losses (gains)	14	(21)
Premium on marketable securities	(3)	(210)
Amortization of premium on marketable securities	(11)	64
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	507	(20)
Tax incentive receivable	(581)	—
Accounts payable	776	(662)
Accrued expenses	(527)	132

Net cash used in operating activities	(13,265)	(11,679)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	30,839	41,493
Purchases of marketable securities	(12,880)	(32,792)
Purchases of property and equipment	(1)	(10)

Net cash provided by investing activities	17,958	8,691

Cash flows from financing activities:
Repayments of notes payable	—	(772)
Proceeds from exercise of common stock options and employee stock purchase plan	261	40

Net cash provided by (used in) financing activities	261	(732)

Net increase (decrease) in cash and cash equivalents	4,954	(3,720)
Cash and cash equivalents at beginning of period	40,777	32,352

Cash and cash equivalents at end of period	$45,731	$28,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$198	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a clinical-stage biopharmaceutical company leveraging its proprietary knowledge of the methionine aminopeptidase 2 (“MetAP2”) pathway to develop novel therapies for patients affected by a range of complex metabolic diseases. Zafgen has pioneered the study of MetAP2 inhibitors in both common and rare metabolic disorders, and its current disease areas of focus are type 2 diabetes, Prader-Willi syndrome (“PWS”) and liver diseases. The Company’s lead product candidate is ZGN-1061, a MetAP2 inhibitor with unique properties that maximize impact on metabolic parameters relevant to the treatment of type 2 diabetes and other related metabolic disorders, is in Phase 2 clinical development. In January 2018, the Company announced advancement of its highly optimized MetAP2 development candidate ZGN-1258, and in the first quarter of 2018, initiated investigational new drug (“IND”) application enabling nonclinical efforts for evaluation of ZGN-1258 in the treatment of people affected by PWS. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2018, the Company had an accumulated deficit of $305.5 million. From its inception through March 31, 2018, the Company received net proceeds of $333.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offering in January 2015. As disclosed in Note 5 to the condensed consolidated financial statements, the Company has a term loan with an aggregate principal balance of $20.0 million as of March 31, 2018. The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of March 31, 2018, was approximately $21.0 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to scheduled maturity dates. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $89.1 million as of March 31, 2018 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least one year from the issuance date of this Quarterly Report. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2018 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2018 and 2017 have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company excluded the following common stock equivalents, outstanding as of March 31, 2018 and 2017, from the computation of diluted net loss per share for the three months ended March 31, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of March 31,
	2018	2017
Options to purchase common stock	5,839,261	4,048,377
Unvested restricted common stock	13,393	16,597

	5,852,654	4,064,974

Recently Issued and Adopted Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard will be effective for annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2018 and December 31, 2017 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$28,311	$28,311	$—	$—
Commercial paper	6,089	—	6,089	—
Corporate bonds	1,198	—	1,198	—

Total cash equivalents	35,598	28,311	7,287	—

Marketable securities:
Corporate bonds	27,214	—	27,214	—
Commercial paper	16,125	—	16,125	—

Total marketable securities	43,339	—	43,339	—

Total cash equivalents and marketable securities	$78,937	$28,311	$50,626	$—

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$15,802	$15,802	$—	$—
Commercial paper	998	—	998	—
Corporate bonds	549	—	549	—

Total cash equivalents	17,349	15,802	1,547	—

Marketable securities:
Corporate bonds	50,844	—	50,844	—
Commercial paper	9,951	—	9,951	—
Certificates of deposit	480	—	480	—

Total marketable securities	61,275	—	61,275	—

Total cash equivalents and marketable securities	$78,624	$15,802	$62,822	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$27,250	$—	$(36)	$27,214
Commercial paper (due within 1 year)	16,136	—	(11)	16,125

	$43,386	$—	$(47)	$43,339

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$50,892	$—	$(48)	$50,844
Commercial paper (due within 1 year)	9,961	—	(10)	9,951
Certificates of deposit (due within 1 year)	480	—	—	480

	$61,333	$—	$(58)	$61,275

4. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued research and development expenses	$2,075	$1,647
Accrued payroll and related expenses	836	2,229
Accrued professional fees	564	292
Accrued other	186	105

	$3,661	$4,273

5. Notes Payable

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

Upon entering into this Term Loan, the Company is obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at March 31, 2018 was 4.75%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, the Company, as the borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of March 31, 2018 and December 31, 2017 was $21.0 million.

Further, as of 45 days after the Term Loan was entered in, the Company met its obligation to maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all the Company’s cash, cash equivalents and marketable securities. If the Company does not meet this requirement it will not be considered an event of default provided it immediately secures 87.5% of the principal balance in a restricted cash account.

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

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million.

As of March 31, 2018 and December 31, 2017, notes payable was $20.2 million and $20.0 million, respectively.

As of March 31, 2018, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2018	$—
2019	5,454
2020	7,273
2021	7,273

Total	$20,000

During the three months ended March 31, 2018, the Company recognized $0.5 million of interest expense related to the Term Loan. The effective annual interest rate of the outstanding debt under the Term Loan is approximately 9.2%.

During the three months ended March 31, 2017, the Company recognized $0.1 million of interest expense related to amounts due under its 2014 Credit Facility, which was repaid in full in December 2017. The effective annual interest rate of the debt under the 2014 Credit Facility was approximately 10.8%.

6. Stock-Based Awards

The Company’s 2014 Stock Option and Incentive Plan, as amended (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of March 31, 2018, 1,677,858 shares are available for grant under the 2014 Plan, including 1,099,578 shares automatically added to the 2014 Stock Option Plan on January 1, 2018.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$1,572	$856
General and administrative	894	1,145

	$2,466	$2,001

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

Future minimum lease payments for its operating leases as of March 31, 2018 were as follows:

Year Ending December 31,
(in thousands)
2018 (April - December)	$360
2019	464
2020	226
2021	—

$1,050

During the three months ended March 31, 2018 and 2017, the Company recognized $0.1 million of rental expense related to office space.

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

As of March 31, 2018, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three months ended March 31, 2018 and 2017. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2018, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2018.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of March 31, 2018.

8. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees. The Company terminated its Savings Incentive Match Plan, or SIMPLE IRA as of December 31, 2017.

During the three months ended March 31, 2018, the Company recognized $0.1 million of expense related to its contributions to the 401(k) plan.

During the three months ended March 31, 2017, the Company recognized less than $0.1 million of expense related to its contributions to the SIMPLE IRA plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities. For the three months ended March 31, 2018 and 2017, $0.6 million and nil, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 43.5% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended March 31, 2018 and 2017, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains (losses) of less than $0.1 million related to this tax incentive receivable. As of March 31, 2018 and December 31, 2017, the Company’s tax incentive receivable from the Australian government was $1.5 million and $0.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report and in our Annual Report, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under the “Risk Factors” section and in our Annual Report.

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

Overview

We are a biopharmaceutical company dedicated to significantly improving the health and well-being of patients affected by type 2 diabetes, Prader-Willi syndrome, or PWS, and potentially other metabolically related disorders. We are focused on developing novel therapeutics that treat the underlying biological mechanisms through the methionine aminopeptidase 2, or MetAP2, pathway. We have pioneered the study of MetAP2 inhibitors in both common and rare forms of obesity. Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of type 2 diabetes and other related metabolic disorders. We have completed a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of a single ascending dose, or SAD, portion and a multiple ascending dose, or MAD, portion. This clinical trial evaluated ZGN-1061 for safety, tolerability and pharmacokinetics while also gaining an early indication of efficacy over four weeks of treatment. We reported positive top line results from this clinical trial in May 2017 and presented the full data package at the American Diabetes Association’s 77th Annual Scientific Sessions in June 2017. In this Phase 1 assessment ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule and had a favorable tolerability profile with no safety signals identified, including no evidence of pro-thrombotic effects. The data show that ZGN-1061 treatment causes improvements across multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. In the third quarter of 2017, we advanced ZGN-1061 into a Phase 2 clinical trial in both Australia and New Zealand, in patients with type 2 diabetes who are obese and are failing to respond adequately to current therapies. In March 2018, we reported results of an interim analysis of this clinical trial. The early safety and preliminary efficacy readout from this interim analysis indicate that 0.9 mg ZGN-1061 lacked safety signals, was well-tolerated, and was effective in improving glycemic control. We expect to report full results of the core part of this clinical trial mid-year 2018, and the results of the entire trial, including the additional 1.8 mg dose arm recently added to the trial, early in 2019. In January 2018, we announced advancement of our highly optimized MetAP2 development candidate ZGN-1258, and in the first quarter of 2018, initiated investigational new drug, or IND, application enabling nonclinical efforts for evaluation in the treatment of people affected by PWS. We anticipate filing an IND application with the U.S. Food and Drug Administration, or FDA, for ZGN-1258, and beginning Phase 1 clinical development by the end of 2018.

ZGN-1061 was discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting nonclinical safety concerns observed with our first-generation compound. ZGN-1061 has similar potency, and range of desired pharmacological activities in animal models as other MetAP2 inhibitors, including the Company’s first generation MetAP2 inhibitor, beloranib. However, ZGN-1061 displays broadly improved safety margins in nonclinical studies, supporting the value of the compound as a more highly optimized drug product candidate.

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

ZGN-1258 was also discovered by our researchers as part of a multi-year campaign to identify novel compounds that avoided limiting nonclinical safety concerns observed with our first-generation compound. ZGN-1258 has similar potency, and range of desired pharmacological activities in animal models as other MetAP2 inhibitors, including beloranib. However, ZGN-1258 displays broadly improved safety margins in nonclinical studies, supporting the value of the compound as a more highly optimized drug product candidate.

ZGN-1258 acts through potent inhibition of MetAP2. Like other MetAP2 inhibitors, ZGN-1258 modulates the activity of key cellular processes that control metabolism and impact lipid synthesis and storage throughout the body and leads to increase use of stored fats as an energy source. ZGN-1258 displays enhanced uptake into the brain and displays greater potency and activity in animal models of hyperphagic behaviors relative to other compounds including ZGN-1061. These differences support the use of ZGN-1258 in indications such as PWS, in which brain activity is likely to be more important for therapeutic effect. Treatment of obese and hyperphagic animals with ZGN-1258 leads to reduction in both pathologic food intake and rapid body weight loss, making it of interest in the treatment of severe forms of human obesity.

Since our inception in November 2005, we have devoted substantially all of our resources to developing ZGN-1061, beloranib, ZGN-839, ZGN-1258 and additional MetAP2 inhibitors, building our intellectual property portfolio, developing manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations. From our inception through our initial public offering, or IPO, in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. In January 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $305.5 million as of March 31, 2018. Our net loss was $16.0 million for the three months ended March 31, 2018 and $52.0 million for the year ended December 31, 2017. These losses have resulted principally from costs incurred in connection with in-licensing of beloranib, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	advance the development of ZGN-1061 through Phase 2 clinical trials;

•	advance the development of ZGN-1258 through nonclinical development and into clinical trials;

•	seek to identify and advance development of additional product candidates into clinical development and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

Currently, we are primarily focused on developing ZGN-1061, ZGN-1258 and are conducting other early research activities. We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced research and development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

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

Interest expense. Interest expense during the three months ended March 31, 2018 relates to the Term Loan of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

Interest expense during the three months ended March 31, 2017, relates to outstanding borrowings under the loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that was recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs, the accretion of debt discounts relating to the 2014 Credit Facility.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	12,433	9,677	2,756
General and administrative	3,269	3,588	(319)

Total operating expenses	15,702	13,265	2,437

Loss from operations	(15,702)	(13,265)	(2,437)

Other income (expense):
Interest income	267	227	40
Interest expense	(458)	(73)	(385)
Foreign currency transaction gains (losses), net	(63)	100	(163)

Total other income (expense), net	(254)	254	(508)

Net loss	$(15,956)	$(13,011)	$(2,945)

Research and development expenses

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$1,539	$3,899	$(2,360)
Clinical trials	2,513	1,495	1,018

Subtotal	4,052	5,394	(1,342)

ZGN-1258	1,623	—	1,623

Discovery and screening	1,854	518	1,336

Subtotal	7,529	5,912	1,617

Unallocated expenses:
Personnel related	2,367	1,882	485
Non-cash stock-based compensation	1,572	856	716
Consultants	484	470	14
Other	481	557	(76)

Subtotal	4,904	3,765	1,139

Total research and development expenses	$12,433	$9,677	$2,756

Research and development expenses for the three months ended March 31, 2018 increased $2.8 million compared to the three months ended March 31, 2017. The increase was primarily due to an increase of $1.6 million related to our ZGN-1258 program, an increase in discovery and screening expenses of $1.3 million, as well as an increase in our unallocated expenses of $1.1 million, partially offset by decreased costs of $1.3 million associated with our ZGN-1061 program.

Costs associated with our ZGN-1258 program are new as we announced the advancement of this program in January 2018, and in the first quarter of 2018, initiated investigational new drug, or IND, application enabling nonclinical efforts, for evaluation of ZGN-1258 in the treatment of people affected by PWS. Our discovery and screening costs have increased period over period. Based on our experience in MetAP2 inhibitor development, we are now exploring new chemical approaches to identity new molecules targeting the liver for treatment of metabolic liver diseases.

Unallocated expenses increased period over period primarily due to an increase of $0.7 million in non-cash stock-based compensation, as well as an increase in personnel related costs of $0.5 million. Non-cash stock-based compensation has increased primarily due to personnel transfers between functional areas. Personnel related expenses increased primarily due to the hire of three employees from April 2017 to January 2018.

Costs associated with our ZGN-1061 program decreased period over period by $1.3 million, primarily due to a decrease in nonclinical and manufacturing costs of $2.4 million. During the 2017 period, costs increased primarily as a result of additional nonclinical studies and drug product and drug substance activities, as we were planning for our Phase 2 clinical trial which commenced in the third quarter of 2017 in both Australia and New Zealand, for which we enrolled 137 patients in a 12 week clinical trial. Partially offsetting the decrease in nonclinical and manufacturing costs of our ZGN-1061 program is an increase in costs associated with our clinical trials for our ZGN-1061 program of $1.0 million. The expenses during the 2017 period were for final costs for a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion, while the expenses during the 2018 period are for the larger Phase 2 clinical trial.

General and administrative expenses

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Personnel related	$642	$627	$15
Non-cash stock-based compensation	895	1,145	(250)
Professional fees	1,248	1,377	(129)
Other	484	439	45

Total general and administrative expenses	$3,269	$3,588	$(319)

General and administrative expenses for the three months ended March 31, 2018 decreased $0.3 million compared to the three months ended March 31, 2017. The decrease was due to decreases in non-cash stock-based compensation expense of $0.2 million and professional fees of $0.1 million. Non-cash stock-based compensation expense decreased due mainly to personnel transfers between functional areas. Professional fees decreased primarily due to lower legal fees related to the First Circuit Court of Appeals, which affirmed the dismissal with prejudice of the class action lawsuit on April 7, 2017.

Other income (expense), net

Interest expense. Interest expense for the three months ended March 31, 2018 and 2017 was $0.5 million and $0.1 million, respectively. The 2018 period relates to the Term Loan of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method. The 2017 period relates to borrowings under the loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, which was repaid in full in December 2017.

Interest income. Interest income of $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains (losses) of $(0.1) million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and marketable securities totaling $89.1 million. We invest our cash in money market funds, commercial paper and corporate bonds, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2018, we had an accumulated deficit of $305.5 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering.

As of December 31, 2017, we had fully repaid all outstanding amounts due the 2014 Credit Facility, which we had entered into in March 2014.

On December 29, 2017, we entered into the Term Loan, which provided for borrowings of $20.0 million. On December 29, 2017, we received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of our personal property, other than our intellectual property.

Upon entering into this Term Loan, we became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 4.75% at March 31, 2018. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of March 31, 2018 and December 31, 2017 was $21.0 million.

Further, as of 45 days after the Term Loan was entered in, we met the obligation to maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all of our cash, cash equivalents and marketable securities. If we do not meet this requirement it will not be considered an event of default provided we immediately secure 87.5% of the principal balance in a restricted cash account.

There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering or granting a security interest in our intellectual property, incurring indebtedness or liens, paying dividends, making certain investments, permit the aggregate value of cash maintained by our Australian subsidiary not to exceed $4.0 million and certain other business transactions.

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(13,265)	$(11,679)
Cash provided by investing activities	17,958	8,691
Cash provided by (used in) financing activities	261	(732)

Net increase (decrease) in cash and cash equivalents	$4,954	$(3,720)

Net cash used in operating activities

During the three months ended March 31, 2018, operating activities used $13.3 million of cash, resulting from our net loss of $16.0 million, partially offset by non-cash charges of $2.5 million and changes in our operating assets and liabilities of $0.2 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our ZGN-1258 program, discovery and screening and our general and administrative expenses. Our net non-cash charges during the three months ended March 31, 2018, consisted primarily of stock-based compensation expense of $2.5 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2018, consisted primarily of a $0.8 million increase in accounts payable and a decrease in prepaids and other current assets of $0.5 million, partially offset by a $0.6 million increase in tax incentive receivable and a $0.5 million decrease in accrued expenses.

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

Net cash provided by investing activities

During the three months ended March 31, 2018, investing activities provided $18.0 million of cash resulting from proceeds from sales and maturities of marketable securities of $30.8 million, offset by the use of cash for purchases of marketable securities of $12.9 million.

During the three months ended March 31, 2017, investing activities provided $8.7 million of cash resulting from proceeds from sales and maturities of marketable securities of $41.5 million, offset primarily by the use of cash for purchases of marketable securities of $32.8 million.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2018, net cash provided by financing activities of $0.3 million was the result of proceeds relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the three months ended March 31, 2017, financing activities used $0.8 million for payments related to our notes payable, partially offset by less than $0.1 million received from proceeds relating to common stock purchased under our 2014 Employee Stock Purchase Plan.

Operating Capital Requirements and Liquidity

ZGN-1061 is currently in Phase 2 clinical development and ZGN-1258 is in nonclinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we:

•	advance the development of ZGN-1061 through Phase 2 clinical trials;

•	advance the development of ZGN-1258 through nonclinical development and into clinical trials;

•	seek to identify additional product candidates and indications for our product candidates;

•	seek to obtain regulatory approvals for our product candidates;

•	add operational, financial and management information systems;

•	add personnel, including personnel to support our product development and future commercialization; and

•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061 and ZGN-1258 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 and ZGN-1258 will depend on many factors, including:

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

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have and we currently do not have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report, the following accounting policies involve the most judgment and complexity:

•	accrued research and development costs; and

•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2017.

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I Item 1, “Financial Statements and Supplementary Data,” of this Quarterly Report for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of March 31, 2018 consisted of cash, corporate bonds, commercial paper and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of March 31, 2018, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of less than $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction gains (losses) of $(0.1) million and $0.1 million were recorded for the three months ended March 31, 2018 and 2017, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of March 31, 2018, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the year ended March 31, 2018, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of March 31, 2018. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Item 4. Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

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

Favorable results from our nonclinical studies of ZGN-1061, our Phase 1 clinical trial and interim analysis of our Phase 2 clinical trial of ZGN-1061 may not necessarily be predictive of the results from ongoing and later-stage clinical trials. To date we have shown that ZGN-1061 has similar potency against the MetAP2 target and similar activity in rodent models compared to beloranib. Toxicology studies in multiple species have shown that ZGN-1061 is not exhibiting any testicular safety signals or activation of thrombosis-related biochemical markers, and displays an appreciable margin for embryofetal toxicity, testicular toxicity, pro-thrombotic effects and other previously observed issues for MetAP2 inhibitors such as hematological and neuronal toxicities with a small therapeutic margin and no margin for embryofetal toxicity. Further in our Phase 1 clinical trial, ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule and has a favorable tolerability profile with no safety signals identified, including no evidence of pro-thrombotic effects. The data show that ZGN-1061 improves multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. In addition, data from the interim analysis of the Phase 2 clinical trial of ZGN-1061 demonstrated a favorable glycated hemoglobin A1C, or A1C, effect at the 0.9 mg dose of ZGN-1061. However, we can provide no assurance that the results of our nonclinical studies, Phase 1 clinical trial of ZGN-1061 and interim analysis of our Phase 2 clinical trial of ZGN-1061 will be replicated in ongoing or later-stage clinical trials of ZGN-1061 or other nonclinical studies.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with our first-generation MetAP2 inhibitor, beloranib, versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 or ZGN-1258 as we saw with beloranib, and therefore, we are studying these parameters in nonclinical and clinical development of ZGN-1061 and ZGN-1258. In our Phase 1 clinical trial of ZGN-1061, the most common adverse events reported were mild gastrointestinal issues (comparable between ZGN-1061 and placebo groups), headache and procedural-related irritation. In addition, data from the interim analysis of the Phase 2 clinical trial of ZGN-1061 demonstrated an increase in A1C in some treatment groups between 8 weeks and 12 weeks, and it is unknown whether this effect would continue or worsen during the remainder of this clinical trial.

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

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061 or ZGN-1258. We do not know whether any clinical trials for ZGN-1061 or ZGN-1258 will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe or Australia and New Zealand may deny permission to begin or continue clinical trials, including for certain indications, we want to conduct;

•	delays in regulatory filings or receiving regulatory authorizations of IND applications, or clinical trial authorization applications, or CTAs, that may be required;

•	unfavorable results from our nonclinical studies, thus the FDA, the EMA or the applicable regulatory authorities in Australia or New Zealand, may require additional nonclinical and /or nonclinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States, the European Union, Australia or New Zealand;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	difficulties in retaining or recruiting clinical investigators and/or patients in our ongoing or future clinical trials;

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our previous clinical trials for beloranib;

•	the FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may disagree with our clinical trial designs, our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials; and

•	reports from nonclinical, nonclinical or clinical testing of other therapies that raise safety or efficacy concerns.

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

There is no current comprehensive patient registry or other method of establishing with precision the actual number of patients with PWS in any geography. Published population studies estimate that the prevalence of PWS in the United States and in the European Union ranges from 1 in 8,000 to 1 in 50,000. If the actual number of patients with PWS is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential market for ZGN-1258 for these indications will be smaller than we anticipate. If our IND goes into effect, our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for ZGN-1258, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

We rely completely on third-party suppliers to manufacture our nonclinical and clinical drug supplies for ZGN-1061 and our nonclinical drug supplies and future clinical drug supplies for ZGN-1258. Currently each batch of ZGN-1061 and ZGN-1258 is individually contracted under a work order, which is governed by a quality and service agreement. The current drug substance manufacturing process will support nonclinical studies and early clinical trials and will be further optimized to support advanced clinical development and commercialization. Current drug substance, including key starting material, in inventory, is expected to support Phase 2 clinical trials of ZGN-1061 and ZGN-1258. A new formulation with longer shelf life has been developed and manufactured to support Phase 2 clinical development for ZGN-1061.

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

As of April 30, 2018, we own one issued U.S patent, two pending U.S. patent applications, with pending foreign counterpart patent applications, one pending Patent Cooperation Treaty, or PCT, patent application, as well as two pending U.S. provisional patent applications that relate to ZGN-1061.

As of April 30, 2018, we own one issued U.S. patent, two pending U.S. patent applications, and related worldwide patent applications, that relate to ZGN-1258.

As of April 30, 2018, we own 19 issued U.S. patents, and 9 pending U.S. patent applications with pending foreign counterpart applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering ZGN-1061 or ZGN-1258 are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered ZGN-1061 or ZGN-1258, our financial position and results of operations would also be materially and adversely impacted.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our MetAP2 platform. Although ZGN-1061 is currently in clinical development in Australia and New Zealand, we have begun preparations for filing an IND for ZGN-1061, and we have begun preparations for filing an IND for ZGN-1258, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Since our inception and until July 2016, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with hypothalamic injury-associated obesity, or HIAO. In December 2015, the FDA put the beloranib IND application on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery and development of novel and highly differentiated MetAP2 inhibitors. In early 2018, we announced that we are returning to the rare metabolic disease space with a second highly optimized MetAP2 development candidate, ZGN-1258, targeting an initial indication of PWS.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. Our net losses were $16.0 million for the three months ended March 31, 2018 and $52.0 million for the year ended December 31, 2017. As of March 31, 2018, we had an accumulated deficit of $305.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for beloranib, ZGN-1061, ZGN-1258 and ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue, including ZGN-1258. In addition, if and when we obtain marketing approval for ZGN-1061 or ZGN-1258 we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;

•	initiate and successfully file IND applications as required to obtain FDA approval for ZGN-1061 and ZGN-1258 clinical trials;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for ZGN-1061 in the indications we are pursuing;

•	commercialize our product candidates, if developed and approved, by developing a sales force or entering into collaborations with third parties; and

•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

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

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 into later stage clinical trials and as we continue our preparations for filing IND applications for ZGN-1061 and ZGN-1258 with the FDA and advance into the clinical trial stage. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061, ZGN-1258, or any of our other product candidates, as well as the progress we make in selling ZGN-1061 or any of our other product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061, ZGN-1258, or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of March 31, 2018, our cash, cash equivalents and marketable securities were $89.1 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2018 to March 31, 2018 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $8.91 to a low of $4.79 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of April 30, 2018, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, and entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, represent beneficial ownership, in the aggregate, of approximately 39.0% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

ZAFGEN, INC.

Date: May 10, 2018	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer
(Principal Financial and Accounting Officer)