Form 10-Q
period 2018-06-30
ZAFGEN, INC.
filed 2018-08-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, there were 36,805,591 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Report, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;

•	our ability to successfully file and have our investigational new drug application, or IND, for ZGN-1258 go into effect;

•	our ability to successfully advance ZGN-1258 into and through all clinical trials to enable submission of a new drug application, or NDA;

•	our ability to gain regulatory approval and to successfully commercialize ZGN-1258;

•	our ability to successfully file and have our IND for ZGN-1061 go into effect;

•	our ability to develop supportive clinical and nonclinical data for partnering and to successfully partner ZGN-1061 before commencing Phase 3 clinical development;

•	our ability to select and advance through nonclinical studies and the IND enabling process an oral methionine aminopeptidase 2, or MetAP2, inhibitor;

•	our ability to select and advance an oral MetAP2 inhibitor into Phase 1 trials;

•	our ability to dissociate effects of MetAP2 inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of our first-generation compound, beloranib;

•	our ability to distinguish ZGN-1061, ZGN-1258 and other novel MetAP2 inhibitors relative to our first-generation compound;

•	regulatory and political developments in the United States and foreign countries;

•	the performance of our third-party contract manufacturers and clinical research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$40,745	$40,777
Marketable securities	35,104	61,275
Tax incentive receivable	895	946
Prepaid expenses and other current assets	1,289	1,927

Total current assets	78,033	104,925
Tax incentive receivable	938	—
Property and equipment, net	472	528
Other assets	357	57

Total assets	$79,800	$105,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,010	$3,020
Accrued expenses	4,448	4,273
Notes payable, current	1,818	—

Total current liabilities	9,276	7,293
Notes payable, long-term	18,502	20,000

Total liabilities	27,778	27,293

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 27,578,989 and 27,489,457 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	28	27
Additional paid-in capital	373,308	367,825
Accumulated deficit	(321,308)	(289,577)
Accumulated other comprehensive loss	(6)	(58)

Total stockholders’ equity	52,022	78,217

Total liabilities and stockholders’ equity	$79,800	$105,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	12,209	10,528	24,642	20,205
General and administrative	3,351	3,008	6,620	6,596

Total operating expenses	15,560	13,536	31,262	26,801

Loss from operations	(15,560)	(13,536)	(31,262)	(26,801)

Other income (expense):
Interest income	324	247	591	474
Interest expense	(466)	(53)	(924)	(126)
Foreign currency transaction (losses) gains, net	(73)	(5)	(136)	95

Total other (expense) income, net	(215)	189	(469)	443

Net loss	$(15,775)	$(13,347)	$(31,731)	$(26,358)

Net loss per share, basic and diluted	$(0.57)	$(0.49)	$(1.15)	$(0.96)

Weighted average common shares outstanding, basic and diluted	27,565,064	27,407,408	27,553,394	27,379,122

Comprehensive loss:
Net loss	$(15,775)	$(13,347)	$(31,731)	$(26,358)
Other comprehensive loss:
Unrealized gain on marketable securities	43	22	52	39

Total other comprehensive income	43	22	52	39

Total comprehensive loss	$(15,732)	$(13,325)	$(31,679)	$(26,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(31,731)	$(26,358)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,137	4,103
Non-cash interest expense	—	10
Depreciation expense	102	89
Unrealized foreign currency transaction losses (gains)	74	(21)
Premium on marketable securities, net	(3)	(224)
Amortization of (discount) premium on marketable securities	(96)	145
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	638	(247)
Tax incentive receivable	(961)	(234)
Accounts payable	(150)	1,875
Accrued expenses	413	(998)

Net cash used in operating activities	(26,577)	(21,860)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	62,193	79,994
Purchases of marketable securities	(35,871)	(57,300)
Purchases of property and equipment	(20)	(16)

Net cash provided by investing activities	26,302	22,678

Cash flows from financing activities:
Repayments of notes payable	—	(1,559)
Proceeds from exercise of common stock options and employee stock purchase plan	347	115
Payment of public offering costs	(104)	—

Net cash provided by (used in) financing activities	243	(1,444)

Net decrease in cash and cash equivalents	(32)	(626)
Cash and cash equivalents at beginning of period	40,777	32,352

Cash and cash equivalents at end of period	$40,745	$31,726

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$26	$—
Public offering costs included in accounts payable and accrued expenses	$196	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$502	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a clinical-stage biopharmaceutical company leveraging its proprietary methionine aminopeptidase 2 (“MetAP2”) biology platform to develop novel therapies for patients affected by complex metabolic diseases. Zafgen has pioneered the study of MetAP2 inhibitors in both common and rare metabolic disorders, and is currently advancing programs for type 2 diabetes, Prader-Willi syndrome (“PWS”) and liver diseases. The Company’s lead product candidate, ZGN-1061, a MetAP2 inhibitor with unique properties that maximize impact on metabolic parameters relevant to the treatment of type 2 diabetes and other related metabolic disorders, is in Phase 2 clinical development. In the second quarter of 2018 the initial part of the ZGN-1061 Phase 2 clinical trial met all of its primary endpoints at the 0.9 mg dose and 12-week data demonstrated a favorable safety and tolerability profile, with no treatment-related serious adverse events and no cardiovascular safety signals observed. The Company has opted to explore the higher end of the therapeutic range of ZGN-1061 by adding a 1.8 mg dose arm to the trial, which began in the second quarter of 2018. In January 2018, the Company announced advancement of its highly optimized MetAP2 development candidate ZGN-1258, and in the first quarter of 2018, initiated investigational new drug (“IND”) application enabling nonclinical efforts for evaluation of ZGN-1258 in the treatment of people affected by PWS. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2018, the Company had an accumulated deficit of $321.3 million. From its inception through June 30, 2018, the Company received net proceeds of $333.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offering in January 2015. On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as estimated offering costs. As disclosed in Note 5 to the condensed consolidated financial statements, the Company has a term loan with an aggregate principal balance of $20.3 million as of June 30, 2018 (the “Term Loan”). The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of June 30, 2018, was approximately $21.0 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to scheduled maturity dates. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $75.8 million as of June 30, 2018 and amounts raised in its July 2018 public offering will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least one year from the issuance date of this Quarterly Report. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2018 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2018 and 2017 have been made. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company excluded the following common stock equivalents, outstanding as of June 30, 2018 and 2017, from the computation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of June 30,
	2018	2017
Options to purchase common stock	6,261,528	4,185,866
Unvested restricted common stock	8,929	11,065

	6,270,457	4,196,931

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard was effective for the Company in 2018. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard was effective for the Company in 2018. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2018 and December 31, 2017 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$22,971	$22,971	$—	$—
Commercial paper	10,732	—	10,732	—
U.S. government securities	1,698	—	1,698	—
Corporate bonds	850	—	850	—

Total cash equivalents	36,251	22,971	13,280	—

Marketable securities:
Corporate bonds	12,121	—	12,121	—
Commercial paper	21,000	—	21,000	—
U.S. government securities	1,983	—	1,983	—

Total marketable securities	35,104	—	35,104	—

Total cash equivalents and marketable securities	$71,355	$22,971	$48,384	$—

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$15,802	$15,802	$—	$—
Commercial paper	998	—	998	—
Corporate bonds	549	—	549	—

Total cash equivalents	17,349	15,802	1,547	—

Marketable securities:
Corporate bonds	50,844	—	50,844	—
Commercial paper	9,951	—	9,951	—
Certificates of deposit	480	—	480	—

Total marketable securities	61,275	—	61,275	—

Total cash equivalents and marketable securities	$78,624	$15,802	$62,822	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$12,126	$—	$(5)	$12,121
Commercial paper (due within 1 year)	21,001	—	(1)	21,000
U.S. government securities (due within 1 year)	1,983	—	—	1,983

	$35,110	$—	$(6)	$35,104

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$50,892	$—	$(48)	$50,844
Commercial paper (due within 1 year)	9,961	—	(10)	9,951
Certificates of deposit (due within 1 year)	480	—	—	480

	$61,333	$—	$(58)	$61,275

4. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued research and development expenses	$2,271	$1,647
Accrued payroll and related expenses	1,424	2,229
Accrued professional fees	540	292
Accrued other	213	105

	$4,448	$4,273

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

Upon entering into this Term Loan, the Company is obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at June 30, 2018 was 5.00%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, the Company, as the borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which was $21.0 million as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, notes payable was $20.3 million and $20.0 million, respectively.

As of June 30, 2018, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2018	$—
2019	5,454
2020	7,273
2021	7,273

Total	$20,000

During the three and six months ended June 30, 2018, the Company recognized $0.5 million and $0.9 million, respectively, of interest expense related to the Term Loan. The effective annual interest rate of the outstanding debt under the Term Loan is approximately 9.4%.

During both the three and six months ended June 30, 2017, the Company recognized $0.1 million, of interest expense related to borrowings under the loan and security agreement with Oxford Finance LLC and Midcap Financial (the “2014 Credit Facility”), which was repaid in full in December 2017. The effective annual interest rate of the debt under the 2014 Credit Facility was approximately 10.8%.

6. Stock-Based Awards

The Company’s 2014 Stock Option and Incentive Plan, as amended (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The Company also has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. As of June 30, 2018, 1,464,948 shares are available for grant under the 2014 Plan, including 1,099,578 shares automatically added to the 2014 Stock Option Plan on January 1, 2018.

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,664	$877	$3,236	$1,733
General and administrative	1,007	1,225	1,901	2,370

	$2,671	$2,102	$5,137	$4,103

7. Commitments and Contingencies

Leases

The Company has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2020. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2020, and an option to extend this lease for three additional years. In addition, with the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on June 30, 2019, and the Company expects to receive approximately $0.3 million in sublease rental income. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term expiring on September 30, 2019, and an option to extend this lease for five additional years.

Future minimum lease payments for its operating leases as of June 30, 2018 were as follows:

Year Ending December 31,
(in thousands)
2018 (July - December)	$242
2019	464
2020	226
2021	—

$932

During the three months ended June 30, 2018 and 2017, the Company recognized $0.1 million of rental expense related to office space. During the six months ended June 30, 2018 and 2017, the Company recognized $0.2 million of rental expense related to office space.

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

As of June 30, 2018, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three or six months ended June 30, 2018 and 2017 and the development related to this technology is no longer active. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2018, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2018.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of June 30, 2018.

8. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees. The Company terminated its Savings Incentive Match Plan, or SIMPLE IRA as of December 31, 2017.

During the three and six months ended June 30, 2018, the Company recognized $0.1 million and $0.2 million, respectively, of expense related to its contributions to the 401(k) plan.

During the three and six months ended June 30, 2017, the Company recognized less than $0.1 million and $0.1 million, respectively, of expense related to its contributions to the SIMPLE IRA plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities. For the three months ended June 30, 2018 and 2017, $0.4 million and $0.2 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2018 and June 30, 2017, $1.0 million and $0.2 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 43.5% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended June 30, 2018 and 2017, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of $0.1 million and gains of nil, respectively, related to this tax incentive receivable. For the six months ended June 30, 2018 and 2017, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of $0.1 million and gains of less than $0.1 million, respectively, related to this tax incentive receivable. As of June 30, 2018 and December 31, 2017, the Company’s tax incentive receivable from the Australian government was $1.8 million and $0.9 million, respectively.

10. Subsequent Event

On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as estimated offering costs.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary methionine aminopeptidase 2, or MetAP2, biology platform to develop novel therapies for patients affected by complex metabolic diseases. We have pioneered the study of MetAP2 inhibitors in both common and rare metabolic disorders and we are currently advancing programs for type 2 diabetes, Prader-Willi syndrome, or PWS, and liver diseases.

Our lead product candidate is ZGN-1061, a novel fumagillin-class MetAP2 inhibitor administered by subcutaneous injection, which is currently being profiled for its utility in the treatment of type 2 diabetes. Type 2 diabetes is a prevalent, chronic, progressive, multifactorial disorder that leads to increased microvascular and macrovascular disease, and as such increases risk of death from cardiovascular disease, stroke, and kidney failure. Type 2 diabetes is also a leading cause of lower-limb amputation and blindness. Existing agents, while effective in reducing blood glucose levels, fail to reduce progression of the disease, which is driven by loss of function of insulin-producing beta cells and by loss of sensitivity to insulin action. It is estimated that approximately one-third of patients progress to needing insulin (recently estimated to be a $20 billion market based on annual sales). New therapies are needed to improve glycemic control and reduce comorbidities of type 2 diabetes.

We have also initiated development of a second, highly-optimized MetAP2 development candidate, ZGN-1258, which is administered by subcutaneous injection. We expect that our initial indication for ZGN-1258 will be PWS. PWS is a rare and complex genetic disorder characterized by physiologic, cognitive and behavioral symptoms including hyperphagia, uncontrollable hunger and its related behaviors, and obesity. Published population studies estimate that the prevalence of PWS in the United States and in the European Union ranges from 1 in 8,000 to 1 in 50,000. The physiological drive to eat in patients with PWS is so powerful that they will go to great lengths to eat large quantities of food, even if it is spoiled, indigestible or unpalatable to others. Unsupervised patients will often eat to the point that it causes serious physical harm or death. As a result, caregivers are often forced to place locks and alarms on refrigerators and pantries that contain food. Despite attempts to control the access to food, the typical adult patient with PWS is morbidly obese and, based on evaluation of published survival data, has an average life expectancy of 32 years of age. Unfortunately, neither dietary intervention nor currently available pharmaceutical therapies bring meaningful benefits to patients with PWS and, as a result, they experience severe and life-threatening consequences of their condition. Furthermore, existing surgical techniques such as bariatric surgery are contraindicated in PWS, as patients with PWS often overeat to a point whereby they can rupture their stomachs, which is frequently a cause of death in this patient population.

We initiated investigational new drug application, or IND, enabling nonclinical activities in the first quarter of 2018, in preparation for filing an IND with the U.S. Food and Drug Administration, or FDA, and plan to begin Phase 1 clinical development by the end of 2018. We anticipate our Phase 1 clinical program of ZGN-1258 will be focused on evaluation of drug exposure, safety and tolerability following single doses in healthy subjects, and understanding the dose-responsiveness of changes following repeat dosing for circulating biomarkers of drug effect, body weight change, and changes in hunger-related parameters in overweight or obese but otherwise healthy subjects. Providing the results of the Phase 1 clinical program are supportive of further development, subsequent clinical trials are anticipated to evaluate the effects of treatment with ZGN-1258 on core therapeutic endpoints in PWS such as improvement of hyperphagia-related behaviors. We have launched a co-sponsored four-year natural history study to advance understanding of the medical history of and medical events in people with PWS. The study is a non-interventional, observational study to evaluate occurrences of serious medical events in PWS, intended to inform development and clinical trial design for potential new treatments for PWS, including ZGN-1258, our new, second-generation program for PWS designed to decrease hyperphagia, change the way the body metabolizes fat, and reduce fat mass.

Both ZGN-1061 and ZGN-1258 were discovered by our researchers as part of a multi-year campaign to identify highly potent and novel compounds with nonclinical safety profiles supportive of continued development. One core element of focus for optimization was to reduce or eliminate the potential for pro-thrombotic effects, a limiting factor that led to termination of development of our first-generation compound. To date, both new compounds have similar intrinsic potency against the MetAP2 pathway and display appropriate activity in animal models of type 2 diabetes and obesity. Both compounds display improved safety profiles relative to beloranib for effects on thrombosis.

ZGN-1061 and ZGN-1258 are differentiated from each other with respect to their tissue distribution and predominant sites of action in animal models. While treatment with both compounds leads to target engagement and MetAP2 inhibition in key organs of relevance to the treatment of type 2 diabetes and obesity, ZGN-1258 also displays enhanced uptake into the brain and displays greater potency and activity in animal models of hyperphagic behaviors than does ZGN-1061. These differences support the development of ZGN-1061 for treatment of type 2 diabetes, in which metabolic effects related to liver, adipose tissue, and muscle effects are likely to be important, and ZGN-1258 in higher need indications such as PWS, in which brain activity is likely to be more important for therapeutic effects.

We completed a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which demonstrated rapid drug absorption and clearance in line with pre-specified criteria established for the molecule. In addition, ZGN-1061 was well-tolerated, with no evidence of pro-thrombotic effects or other safety signals. We are also conducting a Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand, which is designed to demonstrate proof-of-concept efficacy and safety in patients with type 2 diabetes and establish minimally effective doses. The initial part of the Phase 2 clinical trial has met its primary objectives at a 0.9 mg dose as compared to a placebo and 12-week data has demonstrated a favorable safety and tolerability profile, with no treatment-related serious adverse events and no cardiovascular safety signals observed. ZGN-1061 was generally safe and well-tolerated, with primarily mild to moderate adverse events and an overall high study completion rate (95%). We expect to report the results of an additional cohort arm dosing up to 1.8 mg early in 2019.

In addition to the Phase 2 clinical data for ZGN-1061, nonclinical data on treatment with both ZGN-1061 and liraglutide suggest that combination therapy with these glucose-lowering agents may yield additive improvement in glycemic control and weight loss than either agent alone in patients with type 2 diabetes, demonstrating the potential effect of two complementary mechanisms – MetAP2 and GLP-1. From nonclinical data in a nonalcoholic steatohepatitis, or NASH, model, we further observed that ZGN-1061 markedly reduced liver weight, NAS score and markers of liver damage (ALT and AST). These NASH-related data, combined with previous gene expression data and clinical liver fat content data from Zafgen’s first-generation MetAP2 inhibitor, suggest potential clinical value in treating liver-specific metabolic conditions. We anticipate that treatment with ZGN-1061 could improve multiple aspects of NASH, and we will evaluate the potential utility of ZGN-1061 as a NASH therapy in the setting of type 2 diabetes.

Since our inception in November 2005, we have devoted substantially all of our resources to developing ZGN-1061, ZGN-1258, beloranib, ZGN-839 and additional MetAP2 inhibitors, building our intellectual property portfolio, developing manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations. From our inception through our initial public offering, or IPO, in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. In January 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as estimated offering costs. After giving effect to the estimated net proceeds from our public offering of our common stock the unaudited pro forma cash, cash equivalents and marketable securities balance was $140.4 million as of June 30, 2018.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $321.3 million as of June 30, 2018. Our net loss was $31.7 million for the six months ended June 30, 2018 and $52.0 million for the year ended December 31, 2017. These losses have resulted principally from costs incurred in connection with in-licensing of technology, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018 and proceeds from our July 2018 public offering will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable securities. Our interest income has not been significant due to low interest earned on invested balances. We anticipate that our interest income will increase following the July 2, 2018 public offering and will subsequently decrease as we continue to incur operating losses.

Interest expense. Interest expense during the three and six months ended June 30, 2018 relates to the loan and security agreement with Silicon Valley Bank, or the Term Loan, of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

Interest expense during the three and six months ended June 30, 2017, relates to outstanding borrowings under the loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that was recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs, the accretion of debt discounts relating to the 2014 Credit Facility, which was repaid in full in December 2017.

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

Results of Operations

Comparison of three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	12,209	10,528	1,681
General and administrative	3,351	3,008	343

Total operating expenses	15,560	13,536	2,024

Loss from operations	(15,560)	(13,536)	(2,024)

Other income (expense):
Interest income	324	247	77
Interest expense	(466)	(53)	(413)
Foreign currency transaction gains (losses), net	(73)	(5)	(68)

Total other income (expense), net	(215)	189	(404)

Net loss	$(15,775)	$(13,347)	$(2,428)

Research and development expenses

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$1,327	$3,969	$(2,642)
Clinical trials	1,401	934	467

Subtotal	2,728	4,903	(2,175)

ZGN-1258	2,859	—	2,859

Discovery and screening	1,617	1,551	66

Subtotal	7,204	6,454	750

Unallocated expenses:
Personnel related	2,230	1,821	409
Non-cash stock-based compensation	1,664	877	787
Consultants	623	567	56
Other	488	809	(321)

Subtotal	5,005	4,074	931

Total research and development expenses	$12,209	$10,528	$1,681

Research and development expenses for the three months ended June 30, 2018 increased $1.7 million compared to the three months ended June 30, 2017. The increase was primarily due to an increase of $2.9 million related to our ZGN-1258 program, as well as an increase in our unallocated expenses of $0.9 million, partially offset by decreased costs of $2.2 million associated with our ZGN-1061 program.

Costs associated with our ZGN-1258 program for the three months ended June 30, 2018 are due to our advancement of the program in January 2018, and in the first quarter of 2018 our initiation of the IND enabling nonclinical efforts for evaluation of ZGN-1258 initially in the treatment of people affected by PWS. Our discovery and screening costs have increased $0.1 million from the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Based on our experience in MetAP2 inhibitor development, we are now exploring new chemical approaches to identify new molecules targeting the liver for treatment of metabolic liver diseases.

Unallocated expenses increased to $5.0 million for the three months ended June 30, 2018 compared to $4.1 million for the same period of 2017 primarily due to an increase of $0.8 million in non-cash stock-based compensation, as well as an increase in personnel related costs of $0.4 million. Non-cash stock-based compensation has increased for the three months ended June 30, 2018 primarily due to personnel transfers between functional areas. Personnel related expenses increased primarily due to the hiring of four employees from July 2017 to June 2018 and personnel transfers between functional areas.

Costs associated with our ZGN-1061 program decreased to $2.7 million for the three months ended June 30, 2018 compared to $4.9 million for the same period of 2017, or $2.2 million, primarily due to a decrease in nonclinical and manufacturing costs of $2.6 million. During the 2017 period, costs included additional nonclinical studies and drug product and drug substance activities, as we were planning for our Phase 2 clinical trial which commenced in the third quarter of 2017 in both Australia and New Zealand, for which we enrolled 137 patients in a 12 week clinical trial. Partially offsetting the decrease in nonclinical and manufacturing costs of our ZGN-1061 program is an increase in costs associated with our clinical trials for our ZGN-1061 program of $0.5 million. The majority of the expenses during the three months ended June 30, 2017 were for final costs for a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion, while the expenses during the three months ended June 30, 2018 are for the larger Phase 2 clinical trial.

General and administrative expenses

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Personnel related	$744	$586	$158
Non-cash stock-based compensation	1,006	1,225	(219)
Professional fees	1,079	742	337
Other	522	455	67

Total general and administrative expenses	$3,351	$3,008	$343

General and administrative expenses for the three months ended June 30, 2018 increased $0.3 million compared to the three months ended June 30, 2017. The increase was due to an increase in professional fees of $0.3 million and personnel related costs of $0.2 million. Professional fees increased primarily due to recruiting expenses for new key employees and legal expenses associated with the filing of multi-country patents. Personnel related costs increased as a result of hiring four employees from December 2017 through June 2018. These increases were partially offset by decreases in non-cash stock-based compensation expense of $0.2 million. Non-cash stock-based compensation expense decreased due mainly to personnel transfers between functional areas.

Other income (expense), net

Interest expense. Interest expense for the three months ended June 30, 2018 and 2017 was $0.5 million and $0.1 million, respectively. The increase in interest expense for the three months ended June 30, 2018 is primarily due to the Term Loan of $20.0 million, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method. The interest expense for the three months ended June 30, 2017 relates to the 2014 Credit Facility, which was repaid in full in December 2017.

Interest income. Interest income of $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains (losses) of $(0.1) million and less then $(0.1) million for the three months ended June 30, 2018 and 2017, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development	24,642	20,205	4,437
General and administrative	6,620	6,596	24

Total operating expenses	31,262	26,801	4,461

Loss from operations	(31,262)	(26,801)	(4,461)

Other income (expense):
Interest income	591	474	117
Interest expense	(924)	(126)	(798)
Foreign currency transaction gains (losses), net	(136)	95	(231)

Total other income (expense), net	(469)	443	(912)

Net loss	$(31,731)	$(26,358)	$(5,373)

Research and development expenses

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$2,866	$7,868	$(5,002)
Clinical trials	3,914	2,429	1,485

Subtotal	6,780	10,297	(3,517)

ZGN-1258	4,482	—	4,482

Discovery and screening	3,471	2,069	1,402

Subtotal	14,733	12,366	2,367

Unallocated expenses:
Personnel related	4,597	3,703	894
Non-cash stock-based compensation	3,236	1,733	1,503
Consultants	1,107	1,037	70
Other	969	1,366	(397)

Subtotal	9,909	7,839	2,070

Total research and development expenses	$24,642	$20,205	$4,437

Research and development expenses for the six months ended June 30, 2018 increased $4.4 million compared to the six months ended June 30, 2017. The increase was primarily due to an increase of $4.5 million related to our ZGN-1258 program, an increase in discovery and screening expenses of $1.4 million, as well as an increase in our unallocated expenses of $2.1 million, partially offset by decreased costs of $3.5 million associated with our ZGN-1061 program.

Costs associated with our ZGN-1258 program for the six months ended June 30, 2018 are due to our advancement of this program in January 2018, and in the first quarter of 2018, initiated IND enabling nonclinical efforts, for evaluation of ZGN-1258 in the treatment of people affected by PWS. Our discovery and screening costs have increased period over period. Based on our experience in MetAP2 inhibitor development, we are now exploring new chemical approaches to identity new molecules for an oral MetAP2 inhibitor.

Unallocated expenses increased period over period primarily due to an increase of $1.5 million in non-cash stock-based compensation, as well as an increase in personnel related costs of $0.9 million. Non-cash stock-based compensation has increased primarily due to personnel transfers between functional areas. Personnel related expenses increased primarily due to the hiring of four employees from July 2017 to June 2018.

Costs associated with our ZGN-1061 program decreased period over period by $3.5 million, primarily due to a decrease in nonclinical and manufacturing costs of $5.0 million. During the 2017 period, costs increased primarily as a result of additional nonclinical studies and drug product and drug substance activities, as we were planning for our Phase 2 clinical trial which commenced in the third quarter of 2017 in both Australia and New Zealand, for which we enrolled 137 patients in a 12 week clinical trial. Partially offsetting the decrease in nonclinical and manufacturing costs of our ZGN-1061 program was an increase in costs associated with our clinical trials for our ZGN-1061 program of $1.5 million. The expenses during the 2017 period were for final costs for a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a SAD portion and 29 patients in a MAD portion, while the expenses during the 2018 period are for the larger Phase 2 clinical trial.

General and administrative expenses

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Personnel related	$1,386	$1,213	$173
Non-cash stock-based compensation	1,901	2,370	(469)
Professional fees	2,327	2,119	208
Other	1,006	894	112

Total general and administrative expenses	$6,620	$6,596	$24

General and administrative expenses for the six months ended June 30, 2018 increased less than $0.1 million compared to the six months ended June 30, 2017. The increase was due to an increase in professional fees of $0.2 million and personnel related costs of $0.2 million. Professional fees increased primarily due to recruiting expenses for new key employees and legal expenses associated with the filing of multi-country patents. Personnel related costs increased as a result of hiring four employees from December 2017 through June 2018. These increases were offset by a decrease in non-cash stock-based compensation of $0.5 million. Non-cash stock-based compensation expense decreased due mainly to personnel transfers between functional areas.

Other income (expense), net

Interest expense. Interest expense for the six months ended June 30, 2018 and 2017 was $0.9 million and $0.1 million, respectively. The 2018 period relates to the Term Loan of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method. The 2017 period relates to borrowings under the 2014 Credit Facility, which was repaid in full in December 2017.

Interest income. Interest income of $0.6 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains (losses) of $(0.1) million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and marketable securities totaling $75.8 million. We invest our cash in money market funds, commercial paper, corporate bonds and U.S. government securities, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of June 30, 2018, we had an accumulated deficit of $321.3 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. During June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as estimated offering costs.

As of December 31, 2017, we had fully repaid all outstanding amounts due under the 2014 Credit Facility, which we had entered into in March 2014.

On December 29, 2017, we entered into the Term Loan, which provided for borrowings of $20.0 million. On December 29, 2017, we received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of our personal property, other than our intellectual property.

Upon entering into this Term Loan, we became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 5.00% at June 30, 2018. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of June 30, 2018 and December 31, 2017 was $21.0 million.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(26,577)	$(21,860)
Cash provided by investing activities	26,302	22,678
Cash provided by (used in) financing activities	243	(1,444)

Net decrease in cash and cash equivalents	$(32)	$(626)

Net cash used in operating activities

During the six months ended June 30, 2018, operating activities used $26.6 million of cash, resulting from our net loss of $31.7 million, partially offset by non-cash charges of $5.2 million and changes in our operating assets and liabilities of $(0.1) million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our ZGN-1258 program, discovery and screening and our general and administrative expenses. Our net non-cash charges during the six months ended June 30, 2018, consisted primarily of stock-based compensation expense of $5.1 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2018, consisted primarily of a $1.0 million increase in tax incentive receivable, partially offset by a $0.4 million increase in accrued expenses and a decrease in prepaids and other current assets of $0.6 million.

During the six months ended June 30, 2017, operating activities used $21.9 million of cash, resulting from our net loss of $26.4 million, partially offset by changes in our operating assets and liabilities of $0.4 million and non-cash charges of $4.1 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program and our general and administrative expenses. Our net non-cash charges during the six months ended June 30, 2017, consisted primarily of stock-based compensation expense of $4.1 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2017, consisted primarily of a $0.9 million increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and other current assets of $0.2 million as well as an increase in the tax incentive receivable of $0.2 million.

Net cash provided by investing activities

During the six months ended June 30, 2018, investing activities provided $26.3 million of cash resulting from proceeds from sales and maturities of marketable securities of $62.2 million, offset by the use of cash for purchases of marketable securities of $35.9 million.

During the six months ended June 30, 2017, investing activities provided $22.7 million of cash resulting from proceeds from sales and maturities of marketable securities of $80 million, offset primarily by the use of cash for purchases of marketable securities of $57.3 million.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2018, net cash provided by financing activities of $0.2 million was the result of proceeds of $0.3 million relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan, partially offset by $0.1 million in payments made related to our July 2, 2018 public offering of common stock.

During the six months ended June 30, 2017, financing activities used $1.6 million for payments related to our notes payable, partially offset by $0.1 million received from proceeds relating to common stock option exercises and common stock purchased under our 2014 Employee Stock Purchase Plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018 and proceeds from our July 2018 public offering, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061 and ZGN-1258 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 and ZGN-1258 will depend on many factors, including:

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

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report and in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the SEC on May 10, 2018.

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

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report for a description of recent accounting pronouncements applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of June 30, 2018 consisted of cash, corporate bonds, commercial paper, U.S. government securities and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of June 30, 2018, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of less than $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction gains (losses) of $(0.1) million and less than $(0.1) million were recorded for the three months ended June 30, 2018 and 2017, respectively. Net foreign currency transaction gains (losses) of $(0.1) million and $0.1 million were recorded for the six months ended June 30, 2018 and 2017, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of June 30, 2018, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the six months ended June 30, 2018, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of June 30, 2018. We have experienced and will continue to experience fluctuations in our net loss as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently party to any material litigation or other material legal proceedings.

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

We currently have only one product candidate in clinical development, ZGN-1061, which has completed Phase 1 clinical development in the Netherlands and is in Phase 2 clinical development in Australia and New Zealand, and our business currently depends primarily on its successful clinical development, regulatory approval and commercialization. We recently announced a new product candidate, ZGN-1258, which is in nonclinical development. We expect to initially develop ZGN-1258 as a treatment for Prader-Willi syndrome, or PWS. Before our product candidates can be marketed, our IND application or other comparable regulatory approvals must go into effect permitting the conduct of clinical trials, and we must then successfully complete human testing. The FDA and other comparable foreign regulatory agencies must approve our NDA or comparable regulatory submissions. Even after successful completion of clinical testing, there is a risk that the FDA or other regulatory agencies may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. Even if the FDA approves our NDA, we may be unable to successfully commercialize our product candidates.

It is possible, that the FDA or other regulatory agencies will not approve any application that we may submit. It is possible that our product candidates may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our product candidates. Any delay or failure in obtaining required approvals could have a material adverse effect on our business. This process can take many years and will likely require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Favorable results from nonclinical studies, our Phase 1 clinical trial of ZGN-1061 and the analysis of our Phase 2 clinical trial data to date of ZGN-1061 are not necessarily predictive of the results of additional nonclinical studies or later-stage clinical trials of ZGN-1061. Given the thrombosis findings in humans treated with beloranib, development costs for ZGN-1061 may be higher and we may be unable to successfully develop, obtain regulatory approval for and commercialize ZGN-1061.

Favorable results from our nonclinical studies of ZGN-1061, our Phase 1 clinical trial and analysis of our Phase 2 clinical trial of ZGN-1061 to date, may not necessarily be predictive of the results from ongoing and later-stage clinical trials. Toxicology studies in multiple species have shown that ZGN-1061 is not exhibiting any testicular safety signals or activation of thrombosis-related biochemical markers, and displays an appreciable margin for embryofetal toxicity, testicular toxicity, pro-thrombotic effects and other previously observed issues for MetAP2 inhibitors such as hematological and neuronal toxicities with a small therapeutic margin and no margin for embryofetal toxicity. Further in our Phase 1 clinical trial, ZGN-1061 demonstrated rapid drug absorption and clearance in line with criteria established in advance for the molecule and has a favorable tolerability profile with no safety signals identified, including no evidence of pro-thrombotic effects. The data show that ZGN-1061 improves multiple metabolic measures consistent with MetAP2 inhibition, and patients in the clinical trial experienced mean weight loss of up to approximately one pound per week. In addition, data from the analysis of the Phase 2 clinical trial to date of ZGN-1061 demonstrated a favorable glycated hemoglobin A1C, or A1C, effect at the 0.9 mg dose of ZGN-1061. However, we can provide no assurance that the results of our nonclinical studies, Phase 1 clinical trial of ZGN-1061 and the analysis of our Phase 2 clinical trial to date of ZGN-1061 will be replicated in ongoing or later-stage clinical trials of ZGN-1061 or other nonclinical studies.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with our first-generation MetAP2 inhibitor, beloranib, versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 or ZGN-1258 as we saw with beloranib, and therefore, we are studying these parameters in nonclinical and clinical development of ZGN-1061 and ZGN-1258. In our Phase 1 clinical trial of ZGN-1061, the most common adverse events reported were mild gastrointestinal issues (comparable between ZGN-1061 and placebo groups), headache and procedural-related irritation. Data from the initial part of the Phase 2 clinical trial indicated that ZGN-1061 was generally safe and well-tolerated, with primarily mild to moderate adverse events (AEs). The most frequent AEs were injection site bruising, upper respiratory infection, and diarrhea that was mild and self-limiting; no treatment-related serious adverse events and no cardiovascular safety signals were observed. In addition, data from the initial part of the Phase 2 clinical trial of ZGN-1061 demonstrated a beneficial decrease in A1C in the 0.9 mg group up to 12 weeks, and it is unknown whether this effect would continue beyond 12 weeks or at a higher dose.

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

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061 or ZGN-1258. We do not know whether any clinical trials for ZGN-1061 or ZGN-1258 will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, EMA or other governing bodies in Europe or Australia and New Zealand may deny permission to begin or continue clinical trials, including for certain indications, we want to conduct;

•	delays in regulatory filings or receiving regulatory authorizations of IND applications, or clinical trial authorization applications, or CTAs, that may be required;

•	unfavorable results from our nonclinical studies, thus the FDA, the EMA or the applicable regulatory authorities in Australia or New Zealand, may require additional nonclinical studies;

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

•	reports from nonclinical or clinical testing of other therapies that raise safety or efficacy concerns.

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

•	unforeseen safety issues, including any that could be identified in our nonclinical studies, adverse side effects or lack of effectiveness;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue the clinical trial.

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

There is no current comprehensive patient registry or other method of establishing with precision the actual number of patients with PWS in any geography. Published population studies estimate that the prevalence of PWS in the United States and in the European Union, or EU, ranges from 1 in 8,000 to 1 in 50,000. If the actual number of patients with PWS is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential market for ZGN-1258 for these indications will be smaller than we anticipate. If our IND goes into effect, our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for ZGN-1258, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

We rely on our CMOs to comply with cGMPs for manufacture of raw materials, active drug substance and finished drug products. If our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or applicable foreign regulatory agencies, the CMOs will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or regulatory agencies may find deficiencies with their facilities and refuse to approve our marketing applications. While we manage our quality expectations through an audit program for our vendors and suppliers, we have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, our CMOs are engaged with third party vendors to supply and/or manufacture starting materials or components for them, which exposes our CMOs to regulatory risks for the production of such materials and components. As a result, failure to satisfy the regulatory requirements for the production of those materials and components may affect supply. If the FDA or an applicable foreign regulatory agency finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates.

We rely completely on third-party suppliers to manufacture our nonclinical and clinical drug supplies for ZGN-1061 and our nonclinical drug supplies and future clinical drug supplies for ZGN-1258. Currently each batch of ZGN-1061 and ZGN-1258 is individually contracted under a work order, which is governed by a quality and service agreement. There is sufficient supply of ZGN-1061 and ZGN-1258 drug substance to support ongoing Phase 2 clinical trial of ZGN-1061 and upcoming clinical trials of ZGN-1258 through Phase 2. At later stages of development, the drug substance manufacturing process for both programs may be further optimized to support advanced clinical development and commercialization. A new formulation with longer shelf life has been developed and manufactured to support Phase 2 clinical development for ZGN-1061.

Even if we receive marketing approval for a product candidate in the United States, we may never receive regulatory approval to market such product candidate outside of the United States.

We may pursue marketing approval for certain of our product candidates in the United States, the EU and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or nonclinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. In addition, on March 20, 2017, the United Kingdom government started the process to leave the EU by April 2019, or Brexit. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which EU laws to replace or replicate. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

We are subject to healthcare laws and regulations, and health information privacy and security laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the EU adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

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

As part of our business strategy, we may seek to obtain orphan drug designation for certain of our product candidates in the United States and the EU. We may be unsuccessful in obtaining orphan drug designation, and if we do, we may not receive orphan drug exclusivity for these products. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

In the EU, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers. In addition, ten years of market exclusivity is granted following drug product approval, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in the EU. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable to not justify maintenance of market exclusivity.

Our development programs for our product candidates, which are primarily related to ZGN-1061 and ZGN-1258, may require substantial financial resources and may ultimately be unsuccessful.

Our lead product candidate ZGN-1061 has completed Phase 1 clinical development and is currently in Phase 2 clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence late-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. ZGN-1258 is still in nonclinical development. We believe that our cash, cash equivalents and marketable securities, including the cash from our recent public offering of common stock in July 2018, will be sufficient to fund operations for a period of at least one year from the issuance date of this Quarterly Report, but we will need to raise more funds to continue development and commercialization of ZGN-1061, ZGN-1258 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061 and ZGN-1258, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

Risks Related to Our Intellectual Property Rights

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

As of July 31, 2018, we own two issued U.S patent, one pending U.S. patent applications, with pending foreign counterpart patent applications, one pending Patent Cooperation Treaty, or PCT, patent application, as well as three pending U.S. provisional patent applications that relate to ZGN-1061.

As of July 31, 2018, we own one issued U.S. patent, two pending U.S. patent applications, and related worldwide patent applications, that relate to ZGN-1258.

As of July 31, 2018, we own 19 issued U.S. patents, and 9 pending U.S. patent applications with pending foreign counterpart applications, as well as one pending PCT patent application and three pending U.S. provisional patent applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect ZGN-1061, ZGN-1258 and our other product candidates. Other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize ZGN-1061, ZGN-1258 and our other product candidates.

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

General Company-Related Risks

Our future success depends on our ability to retain our executive officers, and to attract, retain and motivate qualified personnel.

Our success depends upon the principal members of our executive, medical and development teams, the loss of whose services may adversely impact the achievement of our research, development or commercialization objectives. We have entered into a severance and change in control agreement with our executive officers and department vice president level employees, but they may terminate their employment with us at any time. We also do not have any key-man life insurance on any of our executive officers or employees.

With any change in leadership, there is also a risk to retention of employees, as well as the potential for disruption to business operations, initiatives, plans and strategies.

We also rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to our standard non-compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the workforce reduction and competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure or accident, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for ZGN-1061 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of ZGN-1061 or ZGN-1258 could be delayed.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, such as ZGN-1061, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration for ZGN-1061 or our other product candidates will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of ZGN-1061 or our other product candidates for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition, such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities and require devotion of a substantial amount of our time to managing these expansion activities.

In addition, any future collaborations that we enter into for ZGN-1061 or our other product candidates may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for ZGN-1061, ZGN-1258, beloranib, ZGN-839 and additional MetAP2 inhibitors. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. In July 2018, we sold 9,200,000 shares of our common stock at a price of $7.50 per share. Our net losses were $31.7 million for the six months ended June 30, 2018 and $52.0 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $321.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for ZGN-1061, ZGN-1258, beloranib, ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue, including ZGN-1258. In addition, if and when we obtain marketing approval for ZGN-1061 or ZGN-1258 we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 into later stage clinical trials and as we continue our preparations for filing IND applications for ZGN-1061 and ZGN-1258 with the FDA and advance ZGN-1258 into the clinical trial stage. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061, ZGN-1258, or any of our other product candidates, as well as the progress we make in selling ZGN-1061, ZGN-1258 or any of our other product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061, ZGN-1258, or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of June 30, 2018, our cash, cash equivalents and marketable securities were $75.8 million. We expect that our cash, cash equivalents and marketable securities, including the cash from our recent public offering of common stock in July 2018, will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as estimated offering costs. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ZGN-1061, ZGN-1258, or other product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price will continue to fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2018 to June 30, 2018 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $10.23 to a low of $4.79 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of July 31, 2018, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, and Great Point Partners, LLC, or Great Point, represent beneficial ownership, in the aggregate, of approximately 35.4% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Offer Letter Agreement by and between the Registrant and Brian P. McVeigh, effective as of May 29, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 18869116) filed May 30, 2018).

10.2	Severance and Change in Control Agreement by and between Zafgen, Inc. and Brian P. McVeigh, effective as of May 29, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 18869116) filed May 30, 2018).

10.3*	Non-Qualified Stock Option Agreement Inducement Award by and between Registrant and Brian P. McVeigh granted on May 29, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: August 9, 2018	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)