Form 10-Q
period 2018-09-30
ZAFGEN, INC.
filed 2018-11-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, there were 36,870,780 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Report, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;
•	our ability to successfully file and have our investigational new drug application, or IND, for ZGN-1258 and/or ZGN-1061 go into effect;
•	our ability to successfully advance ZGN-1258 and/or ZGN-1061 into and through all clinical trials to enable submission of a new drug application, or NDA;
•	our ability to gain regulatory approval and to successfully commercialize ZGN-1258;
•	our ability to develop supportive clinical and nonclinical data for partnering and to successfully partner ZGN-1061 before commencing Phase 3 clinical development;
•	our ability to advance through nonclinical studies and the IND enabling process an oral methionine aminopeptidase 2, or MetAP2, inhibitor;
•	our ability to advance an oral MetAP2 inhibitor into Phase 1 trials;
•	our ability to dissociate effects of MetAP2 inhibitors from pro-thrombotic effects or other adverse events observed in clinical development of our first-generation compound, beloranib;
•	our ability to distinguish ZGN-1061, ZGN-1258 and other novel MetAP2 inhibitors relative to our first-generation compound;
•	regulatory and political developments in the United States and foreign countries;
•	the performance of our third-party contract manufacturers and clinical research organizations;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size of the potential markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates for any indication once approved;
•	our ability to obtain additional financing when needed;
•	the success of competing products that are or become available for the indications that we are pursuing;
•	the loss of our executive, medical and development teams; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$45,141	$40,777
Marketable securities	82,691	61,275
Tax incentive receivable	1,245	946
Prepaid expenses and other current assets	2,392	1,927
Total current assets	131,469	104,925
Property and equipment, net	419	528
Other assets	57	57
Total assets	$131,945	$105,510
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,627	$3,020
Accrued expenses	4,901	4,273
Notes payable, current	3,636	—
Total current liabilities	11,164	7,293
Notes payable, long-term	16,844	20,000
Total liabilities	28,008	27,293
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 36,865,817 and 27,489,457 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	37	27
Additional paid-in capital	440,303	367,825
Accumulated deficit	(336,375)	(289,577)
Accumulated other comprehensive loss	(28)	(58)
Total stockholders' equity	103,937	78,217
Total liabilities and stockholders' equity	$131,945	$105,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	11,830	9,723	36,472	29,928
General and administrative	3,339	3,117	9,959	9,713
Total operating expenses	15,169	12,840	46,431	39,641
Loss from operations	(15,169)	(12,840)	(46,431)	(39,641)
Other income (expense):
Interest income	623	266	1,214	740
Interest expense	(475)	(31)	(1,399)	(157)
Foreign currency transaction (losses) gains, net	(46)	20	(182)	115
Total other income (expense), net	102	255	(367)	698
Net loss	$(15,067)	$(12,585)	$(46,798)	$(38,943)
Net loss per share, basic and diluted	$(0.41)	$(0.46)	$(1.53)	$(1.42)
Weighted average common shares outstanding, basic and diluted	36,619,575	27,483,550	30,608,664	27,414,314
Comprehensive loss:
Net loss	$(15,067)	$(12,585)	$(46,798)	$(38,943)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(22)	13	30	52
Total other comprehensive (loss) income	(22)	13	30	52
Total comprehensive loss	$(15,089)	$(12,572)	$(46,768)	$(38,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(46,798)	$(38,943)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,337	6,199
Non-cash interest expense	—	13
Depreciation expense	209	138
Unrealized foreign currency transaction losses (gains)	45	(31)
Premium on marketable securities, net	(3)	(297)
Amortization of (discount) premium on marketable securities	(345)	219
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(465)	(649)
Tax incentive receivable	(344)	(91)
Accounts payable	(397)	104
Accrued expenses	1,108	(610)
Net cash used in operating activities	(39,653)	(33,948)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	84,938	112,164
Purchases of marketable securities	(105,976)	(89,179)
Purchases of property and equipment	(96)	(28)
Net cash (used in) provided by investing activities	(21,134)	22,957
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs	64,560	—
Repayments of notes payable	—	(2,363)
Proceeds from exercise of common stock options and employee stock purchase plan	591	195
Net cash provided by (used in) financing activities	65,151	(2,168)
Net increase (decrease) in cash and cash equivalents	4,364	(13,159)
Cash and cash equivalents at beginning of period	40,777	32,352
Cash and cash equivalents at end of period	$45,141	$19,193
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$4	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$819	$130

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

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2018, the Company had an accumulated deficit of $336.4 million. From its inception through September 30, 2018, the Company received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offerings in January 2015 and July 2018. On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. As disclosed in Note 5 to the condensed consolidated financial statements, the Company has a term loan with an aggregate principal balance of $20.0 million as of September 30, 2018 (the “Term Loan”). The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of September 30, 2018, was approximately $21.0 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loan prior to scheduled maturity dates. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $127.8 million as of September 30, 2018 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments and minimum liquidity requirements for a period of at least one year from the issuance date of this Quarterly Report. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2018 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017 have been made. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company excluded the following common stock equivalents, outstanding as of September 30, 2018 and 2017, from the computation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of September 30,
	2018	2017
Options to purchase common stock	5,676,861	3,963,480
Unvested restricted common stock	4,465	5,533
	5,681,326	3,969,013

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard was effective for the Company in 2018. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard was effective for the Company in 2018. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2018 and December 31, 2017 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$33,018	$33,018	$—	$—
Commercial paper	5,095	—	5,095	—
Corporate bonds	2,554	—	2,554	—
Total cash equivalents	40,667	33,018	7,649	—

Marketable securities:
Corporate bonds	24,885	—	24,885	—
Commercial paper	47,862	—	47,862	—
U.S. government securities	9,944	—	9,944	—
Total marketable securities	82,691	—	82,691	—
Total cash equivalents and marketable securities	$123,358	$33,018	$90,340	$—

	December 31, 2017
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$15,802	$15,802	$—	$—
Commercial paper	998	—	998	—
Corporate bonds	549	—	549	—
Total cash equivalents	17,349	15,802	1,547	—

Marketable securities:
Corporate bonds	50,844	—	50,844	—
Commercial paper	9,951	—	9,951	—
Certificates of deposit	480	—	480	—
Total marketable securities	61,275	—	61,275	—
Total cash equivalents and marketable securities	$78,624	$15,802	$62,822	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$24,897	$—	$(12)	$24,885
Commercial paper (due within 1 year)	47,874	—	(12)	47,862
U.S. government securities (due within 1 year)	9,948	—	(4)	9,944
	$82,719	$—	$(28)	$82,691

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$50,892	$—	$(48)	$50,844
Commercial paper (due within 1 year)	9,961	—	(10)	9,951
Certificates of deposit (due within 1 year)	480	—	—	480
	$61,333	$—	$(58)	$61,275

4. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(in thousands)
Accrued research and development expenses	$2,780	$1,647
Accrued payroll and related expenses	1,651	2,229
Accrued professional fees	290	292
Accrued other	180	105
	$4,901	$4,273

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

Upon entering into this Term Loan, the Company is obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at September 30, 2018 was 5.25%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, the Company, as the borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which was $21.0 million as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, notes payable was $20.5 million and $20.0 million, respectively. The September 30, 2018 balance consisted of $20.0 million of principal and $0.5 million of accrued interest associated with the final payment, whereas the December 31, 2017 balance consisted of $20.0 million of principal.

As of September 30, 2018, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2018	$—
2019	5,454
2020	7,273
2021	7,273
Total	$20,000

During the three and nine months ended September 30, 2018, the Company recognized $0.5 million and $1.4 million, respectively, of interest expense related to the Term Loan. The effective annual interest rate as of September 30, 2018 on the outstanding debt under the Term Loan is approximately 9.7%.

During both the three and nine months ended September 30, 2017, the Company recognized $0.1 million, of interest expense related to borrowings under the loan and security agreement with Oxford Finance LLC and Midcap Financial (the “2014 Credit Facility”), which was repaid in full in December 2017. The effective annual interest rate of the debt under the 2014 Credit Facility was approximately 10.8%.

6. Stock-Based Awards

The Company’s 2014 Stock Option and Incentive Plan, as amended (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The Company has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. The Company also issues common stock under its 2014 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2018, 2,263,902 shares are available for grant under the 2014 Plan, including 1,099,578 shares automatically added to the 2014 Plan on January 1, 2018, and 129,844 shares are available for issuance to participating employees under the ESPP.

The Company recorded stock-based compensation expense related to stock options, restricted common stock and the ESPP in the following expense categories within its condensed consolidated statements of operations for the three and six months ended September 30, 2018 and 2017 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,027	$896	$4,263	$2,629
General and administrative	1,173	1,200	3,074	3,570
	$2,200	$2,096	$7,337	$6,199

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

Future minimum lease payments for its operating leases as of September 30, 2018 were as follows:

Year Ending December 31,
(in thousands)
2018 (October - December)	$122
2019	464
2020	226
2021	—
$812

During the three months ended September 30, 2018 and 2017, the Company recognized $0.1 million of rental expense related to office space. During the nine months ended September 30, 2018 and 2017, the Company recognized $0.3 million of rental expense related to office space.

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

As of September 30, 2018, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or FDA, approval of a New Drug application, or NDA), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three and nine months ended September 30, 2018 and 2017 and the development related to this technology is no longer active. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2018, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2018.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of September 30, 2018.

8. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees. The Company terminated its Savings Incentive Match Plan, or SIMPLE IRA as of December 31, 2017.

During the three and nine months ended September 30, 2018, the Company recognized less than $0.1 million and $0.2 million, respectively, of expense related to its contributions to the 401(k) plan.

During the three and nine months ended September 30, 2017, the Company recognized less than $0.1 million and $0.1 million, respectively, of expense related to its contributions to the SIMPLE IRA plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities. For the three months ended September 30, 2018 and 2017, $0.3 million and $0.2 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2018 and September 30, 2017, $1.3 million and $0.5 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 43.5% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended September 30, 2018 and 2017, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of less than $0.1 million and gains of less than $0.1, respectively, related to this tax incentive receivable. For the nine months ended September 30, 2018 and 2017, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of $0.1 million and gains of less than $0.1 million, respectively, related to this tax incentive receivable. As of September 30, 2018 and December 31, 2017, the Company’s tax incentive receivable from the Australian government was $1.2 million and $0.9 million, respectively.

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

We have also initiated development of a second, highly-optimized MetAP2 development candidate, ZGN-1258, which is administered by subcutaneous injection. We expect that our initial target indication for ZGN-1258 will be PWS. PWS is a rare and complex genetic disorder characterized by physiologic, cognitive and behavioral symptoms including hyperphagia, uncontrollable hunger and its related behaviors, and obesity. Published population studies estimate that the prevalence of PWS in the United States and in the European Union ranges from 1 in 8,000 to 1 in 50,000. The physiological drive to eat in patients with PWS is so powerful that they will go to great lengths to eat large quantities of food, even if it is spoiled, indigestible or unpalatable to others. Unsupervised patients will often eat to the point that it causes serious physical harm or death. As a result, caregivers are often forced to place locks and alarms on refrigerators and pantries that contain food. Despite attempts to control the access to food, the typical adult patient with PWS is morbidly obese and, based on evaluation of published survival data, has an average life expectancy of 32 years of age. Unfortunately, neither dietary intervention nor currently available pharmaceutical therapies bring meaningful benefits to patients with PWS and, as a result, they experience severe and life-threatening consequences of their condition. Furthermore, existing surgical techniques such as bariatric surgery are contraindicated in PWS, as patients with PWS often overeat to a point whereby they can rupture their stomachs, which is frequently a cause of death in this patient population.

With respect to ZGN-1258, we initiated investigational new drug application, or IND, enabling nonclinical activities in the first quarter of 2018, in preparation for filing an IND with the U.S. Food and Drug Administration, or FDA, and plan to begin Phase 1 clinical development by the end of the first quarter of 2019. We anticipate our Phase 1 clinical program of ZGN-1258 will be focused on evaluation of drug exposure, safety and tolerability following single doses in healthy subjects, and understanding the dose-responsiveness of changes following repeat dosing for circulating biomarkers of drug effect, body weight change, and changes in hunger-related parameters in overweight or obese but otherwise healthy subjects. Provided the results of the Phase 1 clinical program are supportive of further development, subsequent clinical trials are anticipated to evaluate the effects of treatment with ZGN-1258 on core therapeutic endpoints in PWS such as improvement of hyperphagia-related behaviors. We have launched a co-sponsored four-year natural history study to advance understanding of the medical history of and medical events in people with PWS. The study is a non-interventional, observational study to evaluate occurrences of serious medical events in PWS, intended to inform development and clinical trial design for potential new treatments for PWS, including ZGN-1258.

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

We completed a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which demonstrated rapid drug absorption and clearance in line with pre-specified criteria established for the molecule. In addition, ZGN-1061 was well-tolerated, with no evidence of pro-thrombotic effects or other safety signals. We are also conducting a Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand, which is designed to demonstrate proof-of-concept efficacy and safety in patients with type 2 diabetes and establish minimally effective doses. The initial part of the Phase 2 clinical trial has met its primary objectives at a 0.9 mg dose as compared to placebo and 12-week data has demonstrated a favorable safety and tolerability profile, with no treatment-related serious adverse events and no cardiovascular safety signals observed. ZGN-1061 was generally safe and well-tolerated, with primarily mild to moderate adverse events and an overall high study completion rate (95%). We expect to report the results of an additional cohort arm dosing up to 1.8 mg early in 2019.

In addition to the Phase 2 clinical data for ZGN-1061, nonclinical data on treatment with both ZGN-1061 and liraglutide suggest that combination therapy with these glucose-lowering agents may yield additive improvement in glycemic control and weight loss than either agent alone in patients with type 2 diabetes, demonstrating the potential effect of two complementary mechanisms – MetAP2 and glucose-dependent insulinotropic peptide, or GLP-1. From nonclinical data in a nonalcoholic steatohepatitis, or NASH, model, we further observed that ZGN-1061 markedly reduced liver weight, NAS score and markers of liver damage (ALT and AST). These NASH-related data, combined with previous gene expression data and clinical liver fat content data from Zafgen’s first-generation MetAP2 inhibitor, suggest potential clinical value in treating liver-specific metabolic conditions. We anticipate that treatment with ZGN-1061 could improve multiple aspects of NASH, and we will evaluate the potential utility of ZGN-1061 as a NASH therapy in the setting of type 2 diabetes.

Since our inception in November 2005, we have devoted substantially all of our resources to developing ZGN-1061, ZGN-1258, beloranib, ZGN-839 and additional MetAP2 inhibitors, building our intellectual property portfolio, developing manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations. From our inception through our initial public offering, or IPO, in June 2014, we received gross proceeds of $104.0 million from sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes. In June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. In January 2015, we completed a follow-on offering of our common stock, with net proceeds of $130.0 million after deducting underwriting discounts and commissions paid by us. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs paid by us.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $336.4 million as of September 30, 2018. Our net loss was $46.8 million for the nine months ended September 30, 2018 and $52.0 million for the year ended December 31, 2017. These losses have resulted principally from costs incurred in connection with in-licensing of technology, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to fund our operating expenses, capital expenditure requirements and minimum liquidity requirements associated with our debt facility for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

Currently, we are primarily focused on developing ZGN-1061 and ZGN-1258, and are conducting other early research activities. We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced research and development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

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

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable securities. Our interest income has not been significant due to low interest earned on invested balances. Our interest income increased following the July 2, 2018 public offering of our common stock and we anticipate that it will subsequently decrease as we continue to incur operating losses.

Interest expense. Interest expense during the three and nine months ended September 30, 2018 relates to the loan and security agreement with Silicon Valley Bank, or the Term Loan, of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

Interest expense during the three and nine months ended September 30, 2017, relates to outstanding borrowings under the loan and security agreement with Oxford Finance LLC and Midcap Financial, or the 2014 Credit Facility, consisting of the stated interest of 8.1% per year due on outstanding borrowings, a final payment of 6% of amounts drawn down that was recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of deferred financing costs and the accretion of debt discounts relating to the 2014 Credit Facility, which was repaid in full in December 2017.

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

Results of Operations

Comparison of three and nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,830	9,723	2,107
General and administrative	3,339	3,117	222
Total operating expenses	15,169	12,840	2,329
Loss from operations	(15,169)	(12,840)	(2,329)
Other income (expense):
Interest income	623	266	357
Interest expense	(475)	(31)	(444)
Foreign currency transaction gains (losses), net	(46)	20	(66)
Total other income (expense), net	102	255	(153)
Net loss	$(15,067)	$(12,585)	$(2,482)

Research and development expenses

	Three Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$760	$2,827	$(2,067)
Clinical trials	1,139	1,152	(13)
Subtotal	1,899	3,979	(2,080)
ZGN-1258	3,877	—	3,877
Discovery and screening	1,677	1,887	(210)
Subtotal	7,453	5,866	1,587
Unallocated expenses:
Personnel related	2,009	1,822	187
Non-cash stock-based compensation	1,027	896	131
Consultants	639	638	1
Other	702	501	201
Subtotal	4,377	3,857	520
Total research and development expenses	$11,830	$9,723	$2,107

Research and development expenses for the three months ended September 30, 2018 increased $2.1 million compared to the three months ended September 30, 2017. The increase was primarily due to an increase of $3.9 million related to our ZGN-1258 program, as well as an increase in our unallocated expenses of $0.5 million, partially offset by decreased costs of $2.1 million associated with our ZGN-1061 program and $0.2 million associated with discovery and screening.

Costs associated with our ZGN-1258 program for the three months ended September 30, 2018 are due to our advancement of the program in January 2018, and in the first quarter of 2018 our initiation of IND enabling nonclinical efforts for evaluation of ZGN-1258 initially in the treatment of people affected by PWS. Our discovery and screening costs have decreased slightly by $0.2 million from the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to the timing of expenses. Based on our experience in MetAP2 inhibitor development, we are now exploring new chemical approaches to identify new molecules targeting the liver for treatment of metabolic liver diseases.

Unallocated expenses increased to $4.4 million for the three months ended September 30, 2018 compared to $3.9 million for the same period of 2017 primarily due to an increase of $0.1 million in non-cash stock-based compensation, as well as an increase in personnel related costs of $0.2 million. Non-cash stock-based compensation has increased for the three months ended September 30, 2018 primarily due to personnel transfers between functional areas and new hire grants. Personnel related expenses increased primarily due to the hiring of a new employee and personnel transfers between functional areas.

Costs associated with our ZGN-1061 program decreased to $1.9 million for the three months ended September 30, 2018 compared to $4.0 million for the same period of 2017, or $2.1 million, primarily due to a decrease in nonclinical and manufacturing costs of $2.1 million. During the 2017 period, costs included additional nonclinical studies and drug product and drug substance activities, as we were planning for our Phase 2 clinical trial which commenced in September 2017 in both Australia and New Zealand, for which we enrolled 137 patients in a 12 week clinical trial. In addition, costs associated with our clinical trials for our ZGN-1061 program decreased less than $0.1 million. The majority of the expenses during the three months ended September 30, 2017 were for the Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand, while the expenses during the three months ended September 30, 2018 are for the additional 1.8 mg dose of the Phase 2 clinical trial that was announced in the second quarter of 2018.

General and administrative expenses

	Three Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related	$795	$548	$247
Non-cash stock-based compensation	1,173	1,200	(27)
Professional fees	848	929	(81)
Other	523	440	83
Total general and administrative expenses	$3,339	$3,117	$222

General and administrative expenses for the three months ended September 30, 2018 increased $0.2 million compared to the three months ended September 30, 2017. The increase was due to an increase in personnel related costs of $0.2 million and other costs of $0.1 million. Personnel related costs increased as a result of hiring new employees. These increases were partially offset by decreases in professional fees of $0.1 million and non-cash stock-based compensation expense of less than $0.1 million. Professional fees decreased primarily due to market research that was conducted in the third quarter of 2017. Non-cash stock-based compensation expense decreased mainly due to personnel transfers between functional areas.

Other income (expense), net

Interest expense. Interest expense for the three months ended September 30, 2018 and 2017 was $0.5 million and less than $0.1 million, respectively. The increase in interest expense for the three months ended September 30, 2018 is primarily due to the Term Loan of $20.0 million, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method. The interest expense for the three months ended September 30, 2017 relates to the 2014 Credit Facility, which was repaid in full in December 2017.

Interest income. Interest income of $0.6 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains (losses) of less than $(0.1) million and less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	36,472	29,928	6,544
General and administrative	9,959	9,713	246
Total operating expenses	46,431	39,641	6,790
Loss from operations	(46,431)	(39,641)	(6,790)
Other income (expense):
Interest income	1,214	740	474
Interest expense	(1,399)	(157)	(1,242)
Foreign currency transaction gains (losses), net	(182)	115	(297)
Total other income (expense), net	(367)	698	(1,065)
Net loss	$(46,798)	$(38,943)	$(7,855)

Research and development expenses

	For the Nine Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$3,626	$10,695	$(7,069)
Clinical trials	5,053	3,581	1,472
Subtotal	8,679	14,276	(5,597)
ZGN-1258	8,359	—	8,359
Discovery and screening	5,148	3,956	1,192
Subtotal	22,186	18,232	3,954
Unallocated expenses:
Personnel related	6,606	5,525	1,081
Non-cash stock-based compensation	4,263	2,629	1,634
Consultants	1,746	1,675	71
Other	1,671	1,867	(196)
Subtotal	14,286	11,696	2,590
Total research and development expenses	$36,472	$29,928	$6,544

Research and development expenses for the nine months ended September 30, 2018 increased $6.5 million compared to the nine months ended September 30, 2017. The increase was primarily due to an increase of $8.4 million related to our ZGN-1258 program, an increase in discovery and screening expenses of $1.2 million, as well as an increase in our unallocated expenses of $2.6 million, partially offset by decreased costs of $5.6 million associated with our ZGN-1061 program.

Costs associated with our ZGN-1258 program for the nine months ended September 30, 2018 are due to our advancement of this program in January 2018, and in the first quarter of 2018 our commencement of IND enabling nonclinical efforts for evaluation of ZGN-1258 initially in the treatment of people affected by PWS. Our discovery and screening costs have increased period over period. Based on our experience in MetAP2 inhibitor development, we are now exploring new chemical approaches to identify new molecules targeting the liver for treatment of metabolic liver diseases.

Unallocated expenses increased period over period primarily due to an increase of $1.6 million in non-cash stock-based compensation, as well as an increase in personnel related costs of $1.1 million. Non-cash stock-based compensation has increased primarily due to personnel transfers between functional areas. Personnel related expenses increased primarily due to the hiring of new employees and personnel transfers between functional areas.

Costs associated with our ZGN-1061 program decreased period over period by $5.6 million, primarily due to a decrease in nonclinical and manufacturing costs of $7.1 million. During the 2017 period, costs increased primarily as a result of additional nonclinical studies and drug product and drug substance activities, as we were planning for our Phase 2 clinical trial which commenced in the third quarter of 2017 in both Australia and New Zealand, for which we enrolled 137 patients in a 12 week clinical trial. Partially offsetting the decrease in nonclinical and manufacturing costs of our ZGN-1061 program was an increase in costs associated with our clinical trials for our ZGN-1061 program of $1.5 million. The expenses during the 2017 period were for final costs for a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion, while the expenses during the 2018 period are for the larger Phase 2 clinical trial and an extension to the trial that was announced in the second quarter of 2018.

General and administrative expenses

	Nine Months Ended September 30,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related	$2,181	$1,761	$420
Non-cash stock-based compensation	3,074	3,570	(496)
Professional fees	3,175	3,048	127
Other	1,529	1,334	195
Total general and administrative expenses	$9,959	$9,713	$246

General and administrative expenses for the nine months ended September 30, 2018 increased $0.2 million compared to the nine months ended September 30, 2017. The increase was due to an increase in personnel related costs of $0.4 million, professional fees of $0.1 million and other costs of $0.2 million. Personnel related costs increased as a result of hiring new employees. Professional fees increased primarily due to recruiting expenses for new key employees and legal expenses associated with the filing of multi-country patents. These increases were offset by a decrease in non-cash stock-based compensation of $0.5 million. Non-cash stock-based compensation expense decreased due mainly to personnel transfers between functional areas.

Other income (expense), net

Interest expense. Interest expense for the nine months ended September 30, 2018 and 2017 was $1.4 million and $0.2 million, respectively. The 2018 period relates to the Term Loan of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method. The 2017 period relates to borrowings under the 2014 Credit Facility, which was repaid in full in December 2017.

Interest income. Interest income of $1.2 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains (losses) of $(0.2) million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and marketable securities totaling $127.8 million and outstanding debt of $20.5 million. We invest our cash in money market funds, commercial paper, corporate bonds and U.S. government securities, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2018, we had an accumulated deficit of $336.4 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. In June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs paid by us.

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

Upon entering into this Term Loan, we became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 5.25% as of September 30, 2018. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of September 30, 2018 and December 31, 2017 was $21.0 million.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(39,653)	$(33,948)
Cash (used in) provided by investing activities	(21,134)	22,957
Cash provided by (used in) financing activities	65,151	(2,168)
Net increase (decrease) in cash and cash equivalents	$4,364	$(13,159)

Net cash used in operating activities

During the nine months ended September 30, 2018, operating activities used $39.7 million of cash, resulting from our net loss of $46.8 million, partially offset by non-cash charges of $7.2 million and changes in our operating assets and liabilities of $(0.1) million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our ZGN-1258 program, discovery and screening and our general and administrative expenses. Our net non-cash charges during the nine months ended September 30, 2018, consisted primarily of stock-based compensation expense of $7.3 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2018, consisted primarily of a $0.5 million increase in prepaids and other current assets, $0.4 million decrease in accounts payable and $0.3 million increase in tax incentive receivable, partially offset by a $1.1 million increase in accrued expenses.

During the nine months ended September 30, 2017 operating activities used $33.9 million of cash, resulting from our net loss of $38.9 million, partially offset by changes in our operating assets and liabilities of $1.2 million and non-cash charges of $6.2 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program and our general and administrative expenses. Our net non-cash charges during the nine months ended September 30, 2017, consisted primarily of stock-based compensation expense of $6.2 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2017, consisted primarily of a $0.6 million decrease in accrued expenses as well as an increase in prepaid expenses and other current assets of $0.6 million.

Net cash (used in) provided by investing activities

During the nine months ended September 30, 2018, investing activities used $21.1 million of cash resulting from the purchases of marketable securities of $106.0 million, offset by the proceeds from sales and maturities of marketable securities of $84.9 million.

During the nine months ended September 30, 2017, investing activities provided $23.0 million of cash resulting from proceeds from sales and maturities of marketable securities of $112.2 million, offset primarily by the use of cash for purchases of marketable securities of $89.2 million.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2018, net cash provided by financing activities of $65.2 million was the result of net proceeds of $64.6 million from our July 2, 2018 public offering of common stock and $0.6 million relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061 and ZGN-1258 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061 and ZGN-1258 will depend on many factors, including:

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report and in our Quarterly Report on Form 10-Q for the period ended June 30, 2018, as filed with the Securities and Exchange Commission, or SEC, on August 9, 2018.

Off-Balance Sheet Arrangements

During the periods presented we did not have and we currently do not have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United Sated, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report, the following accounting policies involve the most judgment and complexity:

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

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of September 30, 2018 consisted of cash, corporate bonds, commercial paper, U.S. government securities and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of September 30, 2018, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.2 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction gains (losses) of less than $(0.1) million and less than $0.1 million were recorded for the three months ended September 30, 2018 and 2017, respectively. Net foreign currency transaction gains (losses) of $(0.2) million and $0.1 million were recorded for the nine months ended September 30, 2018 and 2017, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of September 30, 2018, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the nine months ended September 30, 2018, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of September 30, 2018. We have experienced and will continue to experience fluctuations in our net loss as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have only one product candidate in clinical development, ZGN-1061, which has completed Phase 1 clinical development in the Netherlands and is in Phase 2 clinical development in Australia and New Zealand, and our business currently depends primarily on its successful clinical development, regulatory approval and commercialization. At the beginning of 2018 we announced a new product candidate, ZGN-1258, which is in nonclinical development. We expect to initially develop ZGN-1258 as a treatment for Prader-Willi syndrome, or PWS. Before our product candidates can be marketed, our IND application or other comparable regulatory approvals must go into effect permitting the conduct of clinical trials, and we must then successfully complete human testing. The FDA and other comparable foreign regulatory agencies must approve our NDA or comparable regulatory submissions. Even after successful completion of clinical testing, there is a risk that the FDA or other regulatory agencies may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. Even if the FDA approves our NDA, we may be unable to successfully commercialize our product candidates.

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

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

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

The Affordable Care Act, or the ACA, has a significant impact on the healthcare industry. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The current presidential administration has indicated that enacting changes to the ACA is a legislative priority and has alternatively discussed repealing and replacing the ACA. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. In addition, the Centers for Medicare and Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces. Congress will likely consider other legislation to replace elements of the ACA. We do not know at this time what implications these changes and other, proposed changes, if enacted, would have on the ACA’s current requirements or on our future business. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

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

As of October 31, 2018, we own two issued U.S patents, one pending U.S. patent application, with a pending foreign counterpart patent application, one pending Patent Cooperation Treaty, or PCT, patent application, as well as three pending U.S. provisional patent applications that relate to ZGN-1061.

As of October 31, 2018, we own one issued U.S. patent, two pending U.S. patent applications, and related worldwide patent applications, that relate to ZGN-1258.

As of October 31, 2018, we own 19 issued U.S. patents, and 9 pending U.S. patent applications with pending foreign counterpart applications, as well as one pending PCT patent application and three pending U.S. provisional patent applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

We have an exclusive license with Children’s Medical Center Corporation, pursuant to which we exclusively licensed certain patent rights relating to decreasing the growth of fat tissue, on a worldwide basis. We may enter into additional licenses for third-party intellectual property that are necessary or useful to our business. Current or future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, current or future licensors may decide to terminate our license at will. If successful, this could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

The rules governing the standards that must be met for our management to assess our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act are complex and require significant documentation, testing and possible remediation. These stringent standards require that our audit committee be advised and regularly updated on management’s review of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting, finance and information technology functions adequately or maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected, which could cause a decline in the market price of our common stock.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any material system failure or accident, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for ZGN-1061 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of ZGN-1061 or ZGN-1258 could be delayed.

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our MetAP2 platform. Although some of our product candidates are in nonclinical and clinical development, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offering, and have incurred losses in each year since our inception. In July 2018, we sold 9,200,000 shares of our common stock at a price of $7.50 per share. Our net losses were $46.8 million for the nine months ended September 30, 2018 and $52.0 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $336.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for ZGN-1061, ZGN-1258, beloranib, ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our clinical trials of ZGN-1061, and of any other product candidates we may choose to pursue, including ZGN-1258. In addition, if and when we obtain marketing approval for ZGN-1061 or ZGN-1258 we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of September 30, 2018, our cash, cash equivalents and marketable securities were $127.8 million. We expect that our cash, cash equivalents and marketable securities, will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ZGN-1061, ZGN-1258, or other product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price will continue to fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2018 to September 30, 2018 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $12.04 to a low of $4.79 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of October 31, 2018, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, or Atlas, entities affiliated with Fidelity Investment (FMR LLC), or Fidelity, and Great Point Partners, LLC, or Great Point, represent beneficial ownership, in the aggregate, of approximately 31.0% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on any of the exemptions available under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ZAFGEN, INC.

Date: November 9, 2018	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)