Form 10-Q
period 2019-03-31
ZAFGEN, INC.
filed 2019-05-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZFGN	NASDAQ Global Market

As of April 30, 2019, there were 37,326,895 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•

our ability to advance our earlier-stage product candidates, including ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued development and potential commercialization) or ZGN-1345, into clinical development and successfully complete clinical trials;

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$36,423	$49,331
Marketable securities	68,243	68,735
Tax incentive receivable	1,550	1,536
Prepaid expenses and other current assets	1,259	1,728
Total current assets	107,475	121,330
Property and equipment, net	337	375
Operating lease right-of-use assets	883	—
Tax incentive receivable, net of current portion	94	—
Restricted cash	1,339	—
Other assets	57	57
Total assets	$110,185	$121,762
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,156	$3,590
Accrued expenses and other	3,299	4,261
Notes payable, current	7,273	5,455
Total current liabilities	13,728	13,306
Notes payable, long-term	13,526	15,185
Operating lease liabilities	567	—
Total liabilities	27,821	28,491
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 37,323,079 and 37,287,221 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	37	37
Additional paid-in capital	446,383	444,212
Accumulated deficit	(364,057)	(350,945)
Accumulated other comprehensive income (loss)	1	(33)
Total stockholders' equity	82,364	93,271
Total liabilities and stockholders' equity	$110,185	$121,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	9,631	12,433
General and administrative	3,646	3,269
Total operating expenses	13,277	15,702
Loss from operations	(13,277)	(15,702)
Other income (expense):
Interest income	642	267
Interest expense	(500)	(458)
Foreign currency transaction gains (losses), net	23	(63)
Total other income (expense), net	165	(254)
Net loss	$(13,112)	$(15,956)
Net loss per share, basic and diluted	$(0.35)	$(0.58)
Weighted average common shares outstanding, basic and diluted	37,313,947	27,541,594
Comprehensive loss:
Net loss	$(13,112)	$(15,956)
Other comprehensive income:
Unrealized gain on marketable securities	34	9
Total other comprehensive income	34	9
Total comprehensive loss	$(13,078)	$(15,947)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2017	27,489,457	$27	$367,825	$(289,577)	$(58)	$78,217
Issuance of common stock upon exercise of stock options and employee stock purchase plan	63,893	1	260	—	—	261
Issuance of restricted stock units	5,533	—	—	—	—	—
Stock-based compensation expense	—	—	2,466	—	—	2,466
Unrealized gain on marketable securities	—	—	—	—	9	9
Net loss	—	—	—	(15,956)	—	(15,956)
Balances as of March 31, 2018	27,558,883	$28	$370,551	$(305,533)	$(49)	$64,997

Balances as of December 31, 2018	37,287,221	$37	$444,212	$(350,945)	$(33)	$93,271
Issuance of common stock upon exercise of stock options and employee stock purchase plan	31,391	—	95	—	—	95
Issuance of restricted stock units	4,467	—	—	—	—	—
Stock-based compensation expense	—	—	2,076	—	—	2,076
Unrealized gain on marketable securities	—	—	—	—	34	34
Net loss	—	—	—	(13,112)	—	(13,112)
Balances as of March 31, 2019	37,323,079	$37	$446,383	$(364,057)	$1	$82,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,112)	$(15,956)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,076	2,466
Depreciation expense	51	50
Unrealized foreign currency transaction (gains) losses	(14)	14
Premium on marketable securities, net	—	(3)
Amortization of discount on marketable securities	(283)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	469	507
Tax incentive receivable	(94)	(581)
Accounts payable	(445)	776
Accrued expenses and other	(1,119)	(527)
Net cash used in operating activities	(12,471)	(13,265)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	34,275	30,839
Purchases of marketable securities	(33,466)	(12,880)
Purchases of property and equipment	(2)	(1)
Net cash provided by investing activities	807	17,958
Cash flows from financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan	95	261
Net cash provided by financing activities	95	261
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,569)	4,954
Cash, cash equivalents and restricted cash at beginning of period	49,331	40,777
Cash, cash equivalents and restricted cash at end of period	$37,762	$45,731
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$11	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$339	$198

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a clinical-stage biopharmaceutical company leveraging its proprietary knowledge of the methionine aminopeptidase 2 (“MetAP2”) pathway to develop novel therapies for patients affected by a range of complex metabolic diseases. Zafgen has pioneered the study of MetAP2 inhibitors in both common and rare metabolic disorders, and its current disease areas of focus are type 2 diabetes, Prader-Willi syndrome (“PWS”) and liver diseases. The Company’s lead product candidate, ZGN-1061, is a MetAP2 inhibitor in Phase 2 clinical development with unique properties that maximize impact on metabolic parameters relevant to the treatment of type 2 diabetes and other related metabolic disorders. In November 2018, the Company received a letter from the U.S. Food and Drug Administration (“FDA”) placing a full clinical hold on the investigational new drug application (“IND”) for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular (“CV”) safety risk based on the Company’s prior compound and outlined multiple potential paths for moving forward, including nonclinical or clinical options, to address these concerns in the ongoing development of ZGN-1061. In January 2018, the Company announced advancement of its highly optimized MetAP2 development candidate ZGN-1258, and in the first quarter of 2018, initiated IND enabling nonclinical efforts for evaluation of ZGN-1258 in the treatment of people affected by PWS. In March 2019, the Company announced its decision to suspend plans to file an IND for ZGN-1258 in order to evaluate ZGN-1258 following an unexpected finding in muscle tissue in rodent toxicology studies. In the fourth quarter of 2018, the Company announced that ZGN-1345, an oral dosed MetAP2 inhibitor specifically targeting the liver, has been formally advanced to development candidate stage. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

Each of the Company’s product candidates is in the research and development stage. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any product candidates developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had an accumulated deficit of $364.1 million. From its inception through March 31, 2019, the Company received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offerings in January 2015 and July 2018. On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. As disclosed in Note 5 to the condensed consolidated financial statements, the Company has a term loan with an aggregate principal balance of $20.0 million as of March 31, 2019. The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of March 31, 2019, was approximately $21.0 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loan prior to scheduled maturity dates. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $104.7 million as of March 31, 2019 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2019 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2019 and 2018 have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company excluded the following common stock equivalents, outstanding as of March 31, 2019 and 2018, from the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of March 31,
	2019	2018
Options to purchase common stock	6,663,162	5,839,261
Unvested restricted common stock	351,371	13,393
	7,014,533	5,852,654

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The new leasing standards generally require lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

We adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The Company elected not to record leases with an initial term of 12 months or less on the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Upon adoption of the new leasing standards we recognized an operating lease asset of approximately $1.0 million and a corresponding operating lease liability of approximately $1.0 million, which are included in our condensed consolidated balance sheet. The adoption of the new leasing standards did not have an impact on our condensed consolidated statements of income or cash flows.

We determine if an arrangement is a lease at contract inception. Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We use the implicit rate when readily determinable and use our incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. Our incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.

The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in our operating lease assets in our condensed consolidated balance sheets.

Our operating leases are reflected in operating lease right-of-use assets, accrued expenses and in long-term operating lease liabilities in our condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For additional information on the adoption of the new leasing standards, please read Note 7, Commitments and Contingencies, to these condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. This standard was effective for the Company in 2019. The adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2019.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2019 and December 31, 2018 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$17,499	$17,499	$—	$—
Commercial paper	10,675	—	10,675	—
U.S. Government securities	1,246	—	1,246	—
Total cash equivalents	29,420	17,499	11,921	—

Marketable securities:
Commercial paper	33,732	—	33,732	—
Corporate bonds	22,441	—	22,441	—
U.S. Government securities	12,070	—	12,070	—
Total marketable securities	68,243	—	68,243	—
Total cash equivalents and marketable securities	$97,663	$17,499	$80,164	$—

	December 31, 2018
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$40,231	$40,231	$—	$—
Commercial paper	4,979	—	4,979	—
Total cash equivalents	45,210	40,231	4,979	—

Marketable securities:
Commercial paper	38,911	—	38,911	—
Corporate bonds	25,830	—	25,830	—
U.S. Government securities	3,994	—	3,994	—
Total marketable securities	68,735	—	68,735	—
Total cash equivalents and marketable securities	$113,945	$40,231	$73,714	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Commercial paper (due within 1 year)	$33,733	$—	$(1)	$33,732
Corporate bonds (due within 1 year)	22,439	4	(2)	22,441
U.S. Government securities (due within 1 year)	12,067	3	—	12,070
	$68,239	$7	$(3)	$68,243

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Commercial paper (due within 1 year)	$38,921	$—	$(10)	$38,911
Corporate bonds (due within 1 year)	25,851	3	(24)	25,830
U.S. Government securities (due within 1 year)	3,995	—	(1)	3,994
	$68,767	$3	$(35)	$68,735

4. Accrued Expenses and Other

Accrued expenses and other consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(in thousands)
Accrued research and development expenses	$1,338	$1,526
Accrued payroll and related expenses	931	2,291
Accrued professional fees	486	221
Operating lease liabilities	332	—
Accrued other	212	223
	$3,299	$4,261

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

Upon entering into the Term Loan, the Company became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at March 31, 2019 was 5.5%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, the Company, as borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which was $21.0 million as of March 31, 2019 and December 31, 2018.

Further, since 45 days after the Term Loan was entered in, the Company has met its obligation to maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all the Company’s cash, cash equivalents and marketable securities. If the Company does not meet this requirement it will not be considered an event of default provided it immediately secures 87.5% of the principal balance in a restricted cash account.

There are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; limiting the aggregate value of cash maintained by its Australian subsidiary not to exceed $4.0 million and certain other business transactions.

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

As of March 31, 2019 and December 31, 2018, notes payable consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Notes payable	$20,000	$20,000
Less: current portion	(7,273)	(5,455)
Notes payable, net of current portion	12,727	14,545
Accretion related to final payment	799	640
Notes payable, long term	$13,526	$15,185

As of March 31, 2019, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2019 (April - December)	$5,455
2020	7,273
2021	7,272
Total	$20,000

During the three months ended March 31, 2019 and 2018, the Company recognized $0.5 million of interest expense related to the Term Loan. The effective annual interest rate as of March 31, 2019 on the outstanding debt under the Term Loan was approximately 9.9%.

6. Stock-Based Awards

The Company’s 2014 Stock Option and Incentive Plan, as amended (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The Company has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. The Company also issues common stock under its 2014 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2019, 1,986,794 shares are available for grant under the 2014 Plan, including 1,491,488 shares automatically added to the 2014 Plan on January 1, 2019, and 109,120 shares are available for issuance to participating employees under the ESPP.

The Company recorded stock-based compensation expense related to stock options, restricted common stock and the ESPP in the following expense categories within its condensed consolidated statements of operations for the three ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$960	$1,572
General and administrative	1,116	894
	$2,076	$2,466

7. Commitments and Contingencies

Leases

On February 12, 2019, the Company entered into a lease with Shigo Center Plaza Owners, LLC, for approximately 17,705 square feet of office space for a new headquarters located at 3 Center Plaza, Boston, Massachusetts. The lease has a term of 124 months with an option to extend the lease for 60 additional months. As part of the agreement the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the condensed consolidated financial statements. Under the lease agreement, the Company will pay monthly rent beginning four months after an agreed upon commencement date with total lease payments over the initial term of $10.7 million. As of March 31, 2019, the commencement date has not yet been determined.

The Company also has a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2020. In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2020, and an option to extend this lease for three additional years. In addition, with the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on June 30, 2020, and the Company expects to receive approximately $0.1 million in sublease rental income from April 1, 2019 through the end of the sublease term. In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term extended to expire on December 31, 2024.

The future minimum lease payments, not including the new headquarters located at 3 Center Plaza, for the next five years and thereafter as of March 31, 2019, are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2019 (April - December)	$285
2020	255
2021	108
2022	113
2023	118
Thereafter	123
Total lease payments	1,002
Less: imputed interest	(103)
Total	$899

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and thereafter as of December 31, 2018, were as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2019	$464
2020	226
2021	—
2022	—
2023	—
Thereafter	—
Total lease payments	$690

During the three months ended March 31, 2019 we incurred $0.1 million of lease expense associated with research and development and less than $0.1 million of lease expense associated with general and administrative activities. The components of lease expense are as follows:

Three Months
Ended March 31,
2019
(in thousands)
Operating lease cost	$127
Short-term lease cost	41
Sublease income	(28)
Total lease cost	$140

During the three months ended March 31, 2018 the Company recognized $0.1 million of rental expense related to office space.

The following table summarizes the presentation in our condensed consolidated balance sheet information related to our operating leases:

As of March 31,
2019
(in thousands)
Assets
Operating lease right-of-use assets	$883
Liabilities
Accrued expenses - current operating lease liabilities	332
Operating lease liabilities	567
Total operating lease liabilities	$899

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of March 31,
2019
Weighted average remaining lease term in years	4.03
Weighted average discount rate	5.5%

Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million during the three months ended March 31, 2019 and is included in operating activities within the condensed consolidated statement of cash flows. There were no additional right-of-use assets recognized as non-cash asset additions that resulted from new operating lease liabilities during the three months ended March 31, 2019.

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

As of March 31, 2019, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the FDA, approval of a New Drug application (“NDA”), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three months ended March 31, 2019 and 2018 and the development related to this technology is no longer active. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2019, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2019.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of March 31, 2019.

8. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended March 31, 2019 and 2018, the Company recognized $0.1 million of expense related to its contributions to the 401(k) plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities. For the three months ended March 31, 2019 and 2018, $0.1 million and $0.6 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 43.5% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended March 31, 2019 and 2018, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange gains of less than $0.1 million, related to this tax incentive receivable. As of March 31, 2019 and December 31, 2018, the Company’s tax incentive receivable from the Australian government was $1.6 million and $1.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report and in our Annual Report, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

In November 2018, we received a letter from the U.S. Food and Drug Administration, or FDA, placing a full clinical hold on the investigational new drug application, or IND, for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of CV safety risk based on our prior compound and outlined multiple potential paths for moving forward, including nonclinical or clinical options, to address these concerns in the ongoing development of ZGN-1061. As we are continuing to work through our regulatory process with respect to ZGN-1061, we will provide an update regarding the status of ZGN-1061 at an appropriate time. The ex-U.S. Phase 1 and Phase 2 clinical trials of ZGN-1061 have been completed with no CV safety signals.

We have also initiated development of a second MetAP2 development candidate, ZGN-1258, which is administered by subcutaneous injection. We initiated IND enabling nonclinical activities in the first quarter of 2018, in preparation for filing an IND with the FDA. However, in March 2019, we announced our decision to suspend plans to file an IND for ZGN-1258 in order to evaluate an unexpected finding in muscle tissue in four- and six-month long-term rodent toxicology studies. Nonclinical data showed degeneration in rat muscle tissue to different degrees in both vehicle and dose arms of the studies. The effects were absent from other animal species in long term models, and importantly, this finding is specific to ZGN-1258 and is not related to effects seen with ZGN-1061 or our prior compound. We are taking the necessary steps to assess the unexpected effects we observed. We continue to have a commitment to patients with PWS as well as their families and we will continue to evaluate ZGN-1258, as well as explore other potential options within our portfolio of MetAP2 inhibitors, to address the devastating hyperphagia experienced by those with PWS.

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

We have launched a co-sponsored four-year natural history study to advance understanding of the medical history of and medical events in people with PWS. PATH for PWS, is our natural history study conducted in collaboration with the Foundation for Prader-Willi Research, or FPWR, is independent of any specific development program with enrollment exceeding our 500-participant goal as of May 2019. The study is a non-interventional, observational study to evaluate occurrences of serious medical events in PWS, intended to inform development and clinical trial design for potential new treatments for PWS. The new ZGN-1258 findings do not impact the conduct of this study or our support of PATH for PWS.

Both ZGN-1061 and ZGN-1258 were discovered by our researchers as part of a multi-year campaign to identify highly potent and effective novel compounds with nonclinical safety profiles supportive of continued development. One core element of focus for optimization was to reduce or eliminate the potential for pro-thrombotic effects, a limiting factor that led to termination of development of our first-generation compound. To date, both new compounds have similar intrinsic potency against the MetAP2 enzyme and display appropriate activity in animal models of type 2 diabetes, obesity and PWS. As noted above, we have observed degeneration in muscle tissue in rodent toxicology studies of ZGN-1258. These effects were absent from other animal species in long term models and this finding has not been observed in ZGN-1061 or any of our other MetAP2 inhibitors and appears to be specific to ZGN-1258.

In 2017, we also initiated development of a highly optimized MetAP2 development candidate, ZGN-1345, which is administered orally and targets the liver. During the fourth quarter of 2018, we announced that ZGN-1345 was formally advanced to development candidate stage as a differentiated asset within our pipeline. Nonclinical models have shown positive preliminary results in multiple liver disease indications. Further nonclinical studies are ongoing.

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

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $364.1 million as of March 31, 2019. Our net loss was $13.1 million for the three months ended March 31, 2019 and $61.4 million for the year ended December 31, 2018. These losses have resulted principally from costs incurred in connection with in-licensing of technology, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	resolve the FDA-imposed full clinical hold on ZGN-1061;
•	advance the development of ZGN-1061 through Phase 2 clinical trials;
•	advance the ZGN-1258 program in nonclinical and clinical development (if further evaluation warrants development) following an unexpected finding in muscle tissue in rodent toxicology studies;
•	advance the development of ZGN-1345 through nonclinical development and into clinical trials;
•	seek to identify and advance development of additional product candidates into clinical development and indications for our product candidates;
•	seek to obtain regulatory approvals for our product candidates;
•	add operational, financial and management information systems;
•	add personnel, including personnel to support our product development and future commercialization; and
•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to fund our operating expenses, capital expenditure requirements and minimum liquidity requirements associated with our debt facility for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

We are currently primarily focused on developing ZGN-1061, ZGN-1258 (if further evaluation warrants development), ZGN-1345 and other early research activities. We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, external consultant costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates unless the payments are specifically identifiable to a development program or product candidate. We record our research and development expenses net of any research and development tax incentives we are entitled to receive from government authorities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property. We expect that general and administrative expenses will remain relatively consistent during 2019 as compared to 2018.

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

Interest expense. Interest expense during the three months ended March 31, 2019 and 2018 relates to the loan and security agreement with Silicon Valley Bank, or the Term Loan, of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

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

Results of Operations

Comparison of three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	9,631	12,433	(2,802)
General and administrative	3,646	3,269	377
Total operating expenses	13,277	15,702	(2,425)
Loss from operations	(13,277)	(15,702)	2,425
Other income (expense):
Interest income	642	267	375
Interest expense	(500)	(458)	(42)
Foreign currency transaction gains (losses), net	23	(63)	86
Total other income (expense), net	165	(254)	419
Net loss	$(13,112)	$(15,956)	$2,844

Research and development expenses

	Three Months Ended March 31,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$1,300	$1,539	$(239)
Clinical trials	647	2,513	(1,866)
Subtotal	1,947	4,052	(2,105)
ZGN-1258	1,280	1,623	(343)
ZGN-1345	418	—	418
Discovery and screening	1,345	1,854	(509)
Subtotal	4,990	7,529	(2,539)
Unallocated expenses:
Personnel related	2,486	2,367	119
Non-cash stock-based compensation	959	1,572	(613)
Consultants	691	484	207
Other	505	481	24
Subtotal	4,641	4,904	(263)
Total research and development expenses	$9,631	$12,433	$(2,802)

Research and development expenses for the three months ended March 31, 2019 decreased $2.8 million compared to the three months ended March 31, 2018. The decrease was primarily due to decreased costs of $2.1 million associated with our ZGN-1061 program, a decrease of $0.3 million related to our ZGN-1258 program, a decrease of $0.5 million associated with discovery and screening as well as a decrease in our unallocated expenses of $0.3 million, partially offset by an increase of $0.4 million associated with our ZGN-1345 program.

Costs associated with our ZGN-1061 program decreased to $1.9 million for the three months ended March 31, 2019 compared to $4.1 million for the same period of 2018, or $2.1 million, primarily due to a decrease in clinical trial costs of $1.9 million. The majority of the expenses during the three months ended March 31, 2018 were for the Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand, while the expenses during the three months ended March 31, 2019 are for the closeout costs of the additional 1.8 mg dose of the Phase 2 clinical trial that we reported top line results in January 2019.

Costs associated with our ZGN-1258 program decreased to $1.3 million for the three months ended March 31, 2019 compared to $1.6 million for the same period of 2018, or $0.3 million, primarily due to the suspension of our plans to file an IND for ZGN-1258 in order to evaluate ZGN-1258 following an unexpected finding in muscle tissue in rodent toxicology studies.

Unallocated expenses decreased to $4.6 million for the three months ended March 31, 2019 compared to $4.9 million for the same period of 2018 primarily due to a decrease of $0.6 million in non-cash stock-based compensation. Non-cash stock-based compensation has decreased for the three months ended March 31, 2019 primarily due to the vesting of stock options granted prior to 2018.

Costs associated with our ZGN-1345 program are new as we announced the advancement of this program in the fourth quarter of 2018. Nonclinical models have shown positive preliminary results in multiple liver disease indications. Further nonclinical studies are ongoing. As a result of the timing of the advancement of ZGN-1345 our discovery and screening costs have decreased period over period. Based on our experience in MetAP2 inhibitor development, we are now exploring new chemical approaches to identify new molecules.

General and administrative expenses

	Three Months Ended March 31,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related	$927	$642	$285
Non-cash stock-based compensation	1,116	895	221
Professional fees	1,097	1,248	(151)
Other	506	484	22
Total general and administrative expenses	$3,646	$3,269	$377

General and administrative expenses for the three months ended March 31, 2019 increased $0.4 million compared to the three months ended March 31, 2018. The increase was due to an increase in personnel related costs of $0.3 million and non-cash stock-based compensation of $0.2 million. Personnel related costs and non-cash stock-based compensation increased as a result of new hires during 2018. These increases were partially offset by decreases in professional fees of $0.2 million, primarily due to legal fees incurred in the three months ended March 31, 2018 associated with patent filing costs and recruiting costs for new hires.

Other income (expense), net

Interest expense. Interest expense for the three months ended March 31, 2019 and 2018 was $0.5 million. The interest expense for the three months ended March 31, 2019 and 2018 is primarily due to the Term Loan of $20.0 million, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method.

Interest income. Interest income of $0.6 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of less than $0.1 million and losses of $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and marketable securities totaling $104.7 million and outstanding debt of $20.8 million. We invest our cash in money market funds, commercial paper, corporate bonds and U.S. government securities, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2019, we had an accumulated deficit of $364.1 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. In June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs paid by us.

On December 29, 2017, we entered into the Term Loan, which provided for borrowings of $20.0 million. On December 29, 2017, we received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of our personal property, other than our intellectual property.

Upon entering into this Term Loan, we became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 5.5% as of March 31, 2019. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of March 31, 2019 and December 31, 2018 was $21.0 million.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(12,471)	$(13,265)
Cash provided by investing activities	807	17,958
Cash provided by financing activities	95	261
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,569)	$4,954

Net cash used in operating activities

During the three months ended March 31, 2019, operating activities used $12.5 million of cash, resulting from our net loss of $13.1 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $1.8 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our ZGN-1258 program, our ZGN-1345 program, discovery and screening and our general and administrative expenses. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2019, consisted primarily of a $0.4 million decrease in accounts payable and a $1.1 million decrease in accrued expenses and other, partially offset by a $0.5 decrease in prepaids and other current assets. Our net non-cash charges during the three months ended March 31, 2019, consisted primarily of stock-based compensation expense of $2.1 million.

During the three months ended March 31, 2018, operating activities used $13.3 million of cash, resulting from our net loss of $16.0 million, partially offset by non-cash charges of $2.5 million and changes in our operating assets and liabilities of $0.2 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our ZGN-1258 program, discovery and screening and our general and administrative expenses. Our net non-cash charges during the three months ended March 31, 2018, consisted primarily of stock-based compensation expense of $2.5 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2018, consisted primarily of a $0.8 million increase in accounts payable and a decrease in prepaids and other current assets of $0.5 million, partially offset by a $0.6 million increase in tax incentive receivable and a $0.5 million decrease in accrued expenses and other.

Net cash provided by investing activities

During the three months ended March 31, 2019, investing activities provided $0.8 million of cash resulting from the proceeds from sales and maturities of marketable securities of $34.3 million, offset by the purchases of marketable securities of $33.5 million.

During the three months ended March 31, 2018, investing activities provided $18.0 million of cash resulting from proceeds from sales and maturities of marketable securities of $30.8 million, offset by the use of cash for purchases of marketable securities of $12.9 million.

Net cash provided by financing activities

During the three months ended March 31, 2019, net cash provided by financing activities of $0.1 million was the result of the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the three months ended March 31, 2018, financing activities used $0.3 million was the result of the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

Operating Capital Requirements and Liquidity

ZGN-1061 is currently in Phase 2 clinical development and ZGN-1258 and ZGN-1345 are in nonclinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we:

•	resolve the FDA-imposed full clinical hold on ZGN-1061;
•	advance the development of ZGN-1061 through Phase 2 clinical trials;
•	advance the ZGN-1258 program in nonclinical and clinical development (if further evaluation warrants development) following an unexpected finding in muscle tissue in rodent toxicology studies;
•	advance the development of ZGN-1345 through nonclinical development and into clinical trials;
•	seek to identify and advance development of additional product candidates into clinical development and indications for our product candidates;
•	seek to obtain regulatory approvals for our product candidates;
•	add operational, financial and management information systems;
•	add personnel, including personnel to support our product development and future commercialization; and
•	maintain, leverage and expand our intellectual property portfolio.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061, ZGN‑1258 and ZGN-1345 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061, ZGN-1258 and ZGN-1345 will depend on many factors, including:

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

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of $55.7 million and $48.0 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2018, we had net operating loss carryforwards that were generated after December 31, 2017, of $9.5 million that do not expire. As of December 31, 2018, we also had available tax credit carryforwards for federal and state income tax purposes of $16.6 million and $3.4 million, respectively, which begin to expire in 2026 and 2022, respectively We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report for the year ended December 31, 2018, except as noted below:

•

On February 12, 2019, we entered into a lease with Shigo Center Plaza Owners, LLC, for approximately 17,705 square feet of office space for a new headquarters located at 3 Center Plaza, Boston, Massachusetts. The lease has a term of 124 months with an option to extend the lease for 60 additional months. Under the lease agreement, we will pay monthly rent beginning four months after an agreed upon commencement date with total lease payments over the initial term of $10.7 million.

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

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2018.

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report for a description of recent accounting pronouncements applicable to our business.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of March 31, 2019 consisted of cash, corporate bonds, commercial paper, U.S. government securities and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of March 31, 2019, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction gains of less than $0.1 million and losses of $0.1 million were recorded for the three months ended March 31, 2019 and 2018, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of March 31, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the three months ended March 31, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.1 million. This amount is based on a sensitivity analysis performed on our financial position as of March 31, 2019. We have experienced and will continue to experience fluctuations in our net loss as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure management properly assessed the impact of the new lease accounting standards on our condensed consolidated financial statements to facilitate adoption of the new leasing standards effective January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

We currently have only one product candidate in clinical development, ZGN-1061, which has completed a Phase 1 clinical trial in the Netherlands and a Phase 2 clinical trial in Australia and New Zealand, and our business currently depends primarily on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. In order to conduct clinical trials in the United States we need our Investigational New Drug, or IND, application to go into effect with the U.S. Food and Drug Administration, or FDA. Because our business is primarily dependent upon this one product candidate, any setback in our pursuit of regulatory approval for ZGN-1061 would have a material adverse effect on our business and prospects. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through nonclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and will likely include post-marketing studies, or PMS, post-marketing requirements, or PMRs, and surveillance such as Risk Evaluation and Mitigation Strategies, or REMS, which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

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

The FDA and certain European regulatory authorities may delay, limit or deny the conduct of clinical trials or market approval of ZGN-1061 for many reasons, including, among others:

•

the FDA has placed a full clinical hold on the IND for the first U.S. clinical trial of ZGN-1061, citing the possibility of CV safety risk based on our prior compound, and although we are assessing potential paths toward resolution, the full clinical hold raises a number of risks, including but not limited to: we may be required to complete other unexpected work in order to resolve the hold and begin clinical trials in the United States, which can result in development delays; the hold may negatively affect our ability to pursue clinical trials outside of the United States; the hold may make it more difficult to raise capital or to find a commercial partner to execute future clinical trials; we may not be able to resolve the full clinical hold at all; or, even if we are able to resolve the clinical hold, the FDA may place the IND application on partial hold for ZGN-1061 which could limit the type, condition, and future conduct of clinical trials for ZGN-1061, or in the future could impose another clinical hold;

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

Favorable results from our nonclinical studies of ZGN-1061, our Phase 1 clinical trial and analysis of our Phase 2 clinical trial of ZGN-1061 to date, may not necessarily be predictive of the results from ongoing and later-stage clinical trials. Toxicology studies in multiple species have demonstrated appreciable margins for embryofetal toxicity, testicular toxicity, pro-thrombotic effects and other previously observed issues for MetAP2 inhibitors such as hematological and neuronal toxicities with a small therapeutic margin and no margin for embryofetal toxicity. Further, we have observed in clinical trials that ZGN-1061 resulted in rapid drug absorption and clearance in line with criteria established in advance for the molecule and has a favorable tolerability profile with no safety signals identified, including no evidence of pro-thrombotic effects. Data from the analysis of the Phase 2 clinical trial to date of ZGN-1061 demonstrated a favorable glycated hemoglobin A1C, or A1C, effect at the two highest doses tested (0.9 mg and 1.8 mg) and accompanying weight loss at the highest dose. However, we can provide no assurance that the results of our nonclinical and clinical studies to date of ZGN-1061 will be replicated in ongoing or later-stage clinical trials of ZGN-1061 or other nonclinical studies.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with our first-generation MetAP2 inhibitor, beloranib, versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 or our other product candidates as we saw with beloranib, and therefore, we are studying these parameters in nonclinical and clinical development of ZGN-1061 and ZGN-1345 and our further evaluation of ZGN-1258. Data from the Phase 2 clinical trial of ZGN-1061 indicated that ZGN-1061 was generally safe and well-tolerated, with primarily mild to moderate adverse events, or AEs. The most frequent treatment emergent AEs with ZGN-1061 in our Phase 2 clinical trial were injection site bruising, upper respiratory tract infection, and diarrhea; each of these categories of events occurred with relatively similar incidences to placebo. There were no treatment-related serious adverse events and no CV safety signals were observed. In addition, data from the Phase 2 clinical trial of ZGN-1061 demonstrated a beneficial decrease in A1C in the 0.9 mg and 1.8 mg dose groups and accompanying weight loss in the 1.8 mg dose group through the 12-week assessment period, and it is unknown whether this effect would continue beyond 12 weeks.

Further, if ZGN-1061, ZGN-1258 (if further evaluation warrants continued development) or ZGN-1345 receive marketing approval and we or others identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

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

Failures or delays in the commencement or completion of our planned clinical trials of ZGN-1061, ZGN-1258 or ZGN-1345 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

ZGN-1061 has completed a Phase 1 clinical trial conducted in the Netherlands and a Phase 2 clinical trial conducted in Australia and New Zealand and will require substantial further clinical development before we can submit an NDA to the FDA or an MAA to the EMA for its marketing approval. ZGN-1258 and ZGN-1345 are still in nonclinical development, and additional nonclinical work must be completed prior to filing the IND application for each with the FDA and to commence into clinical trials. In March 2019, we announced our decision to suspend plans to file an IND for ZGN-1258 in order to evaluate ZGN-1258 following an unexpected finding in muscle tissue in rodent toxicology studies.

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including in Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061, ZGN-1258 or ZGN-1345. We do not know whether any clinical trials for ZGN-1061, ZGN-1258 or ZGN-1345 will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

We may pursue marketing approval for certain of our product candidates in the United States, the EU and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or nonclinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. In addition, on March 20, 2017, the United Kingdom government started the process to leave the EU, or Brexit. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which EU laws to replace or replicate. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of product candidates that we elect to sell on our own with other available therapies. If reimbursement for product candidates that we elect to sell on our own is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

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

Our lead product candidate ZGN-1061 has completed a Phase 1 clinical trial and is currently in Phase 2 clinical development, and there are a number of FDA and certain European regulatory requirements that we must satisfy before we can commence late-stage clinical trials of ZGN-1061. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. ZGN-1258 is currently being evaluated following our March 2019 announcement to suspend plans to file an IND for ZGN-1258 based on an unexpected finding in muscle tissue in rodent toxicology studies and ZGN-1345 is still in nonclinical development. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund operations for a period of at least one year from the issuance date of this Quarterly Report, but we will need to raise more funds to continue development and commercialization of ZGN-1061, ZGN-1258 (if further evaluations warrant its continued development and potential commercialization), ZGN-1345 and our other product candidates, which may not be easily available. Furthermore, any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of ZGN-1061, ZGN-1258 (if further evaluations warrant its continued development and potential commercialization) and ZGN-1345, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

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

As of May 1, 2019, we own two issued U.S. patents, two pending U.S. patent applications and related pending foreign counterpart patent applications, as well as one pending Patent Cooperation Treaty, or PCT patent application, and three pending U.S. provisional patent applications that relate to ZGN-1061.

As of May 1, 2019, we own one issued U.S. patent, two pending U.S. patent applications, and one pending provisional patent application and related worldwide patent application, that relate to ZGN-1258.

As of May 1, 2019, we own two pending U.S. patent applications, and related worldwide patent applications, and two pending PCT patent applications that relate to ZGN-1345.

As of May 1, 2019, we own twenty-two issued U.S. patents, and three pending U.S. patent applications with pending foreign counterpart applications and three pending U.S. provisional patent applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure or accident, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for ZGN-1061 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of ZGN-1061 or our other product candidates could be delayed.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offerings, and have incurred losses in each year since our inception. In July 2018, we sold 9,200,000 shares of our common stock at a price of $7.50 per share. Our net losses were $13.1 million for the three months ended March 31, 2019 and $61.4 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $364.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for ZGN-1061, ZGN-1258, ZGN-1345, beloranib, ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our expected clinical development of ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued development), and of any other product candidates we may choose to pursue, including ZGN-1345. In addition, if and when we obtain marketing approval for ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued development and potential commercialization) or ZGN-1345 we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•

successfully submit IND applications that go into effect with the FDA to initiate clinical trials for ZGN-1061, ZGN-1258 (if our further evaluation warrants continued development of ZGN-1258) and ZGN-1345;

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

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 into later stage clinical trials and as we continue our preparations for receiving permission for our INDs to go into effect for ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued preparations) and ZGN-1345 with the FDA and advance ZGN-1258 (if our further evaluation of ZGN-1258 warrants advancement) and ZGN-1345 into the clinical trial stage. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued development and potential commercialization), ZGN-1345 or any of our other product candidates, as well as the progress we make in selling ZGN-1061, ZGN-1258, ZGN-1345 or any of our other product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061, ZGN-1258, ZGN-1345, or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of March 31, 2019, our cash, cash equivalents and marketable securities were $104.7 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. On November 9, 2018, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent. Through March 31, 2019 we have not sold any shares under the Sales Agreement. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ZGN-1061 or our other product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price will continue to fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2019 to March 31, 2019 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $5.30 to a low of $2.63 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from nonclinical studies and clinical trials of ZGN-1061 and/or our other product candidates;
•	the failure of the FDA to permit an IND to go into effect for ZGN-1061 or our other product candidates;
•	the failure of the FDA or the EMA to approve ZGN-1061 or our other product candidates;
•	our ability to establish an adequate safety margin and profile for ZGN-1061 or our other product candidates, including risk of serious thromboembolic events;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of other type 2 diabetes or PWS therapies;

•	regulatory or legal developments in the United States and other countries;
•	failure of ZGN-1061, or our other product candidates, if successfully developed and approved, to achieve commercial success;
•	our ability to continue to evaluate ZGN-1258 following an unexpected finding in rodent toxicology studies;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

As of May 1, 2019, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Armistice Capital, LLC, Atlas Ventures, entities affiliated with Fidelity Investment, entities affiliated with BlackRock, Inc. and Great Point Partners, LLC, represent beneficial ownership, in the aggregate, of approximately 42.7% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies, including us, have experienced significant stock price volatility in the past.

We are an “emerging growth company” and a “smaller reporting company” and have availed ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on any of the exemptions available under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Offer Letter Agreement by and between the Registrant and Priya Singhal, M.D., M.P.H., effective as of March 4, 2019.

10.2*	Severance and Change in Control Agreement by and between the Registrant and Priya Singhal, M.D., M.P.H., effective as of March 4, 2019.

10.3*	Non-Qualified Stock Option Agreement Inducement Award by and between the Registrant and Priya Singhal, M.D., M.P.H. granted on April 2, 2019.

10.4*+	Commercial Lease by and between the Registrant and Shigo Center Plaza Owner, LLC dated as of February 12, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.
*	Filed herewith.
**	Furnished herewith.
+	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: May 9, 2019	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)