Form 10-Q
period 2019-06-30
ZAFGEN, INC.
filed 2019-08-08
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

3 Center Plaza, Suite 610

Boston, Massachusetts 02108

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

As of July 31, 2019, there were 37,370,301 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

•

our ability to advance the in vivo animal study designed in alignment with the FDA, establish acceptable safety margins on ZGN-1061 based on the results of such study and resolve the clinical hold on ZGN-1061 based on the results of such study;

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$37,240	$49,331
Marketable securities	54,418	68,735
Tax incentive receivable	1,532	1,536
Prepaid expenses and other current assets	811	1,728
Total current assets	94,001	121,330
Property and equipment, net	968	375
Operating lease right-of-use assets	7,342	—
Tax incentive receivable, net of current portion	214	—
Restricted cash	1,339	—
Other assets	20	57
Total assets	$103,884	$121,762
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,056	$3,590
Accrued expenses	3,516	4,261
Operating lease liabilities, current	618	—
Notes payable, current	7,273	5,455
Total current liabilities	13,463	13,306
Notes payable, long-term	11,853	15,185
Operating lease liabilities	6,429	—
Total liabilities	31,745	28,491
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 37,326,895 and 37,287,221 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	37	37
Additional paid-in capital	448,258	444,212
Accumulated deficit	(376,186)	(350,945)
Accumulated other comprehensive income (loss)	30	(33)
Total stockholders' equity	72,139	93,271
Total liabilities and stockholders' equity	$103,884	$121,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	8,572	12,209	18,203	24,642
General and administrative	3,618	3,351	7,264	6,620
Total operating expenses	12,190	15,560	25,467	31,262
Loss from operations	(12,190)	(15,560)	(25,467)	(31,262)
Other income (expense):
Interest income	561	324	1,203	591
Interest expense	(478)	(466)	(978)	(924)
Foreign currency transaction (losses) gains, net	(22)	(73)	1	(136)
Total other income (expense), net	61	(215)	226	(469)
Net loss	$(12,129)	$(15,775)	$(25,241)	$(31,731)
Net loss per share, basic and diluted	$(0.32)	$(0.57)	$(0.68)	$(1.15)
Weighted average common shares outstanding, basic and diluted	37,326,853	27,565,064	37,320,436	27,553,394
Comprehensive loss:
Net loss	$(12,129)	$(15,775)	$(25,241)	$(31,731)
Other comprehensive income:
Unrealized gain on marketable securities	29	43	63	52
Total other comprehensive income	29	43	63	52
Total comprehensive loss	$(12,100)	$(15,732)	$(25,178)	$(31,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2017	27,489,457	$27	$367,825	$(289,577)	$(58)	$78,217
Issuance of common stock upon exercise of stock options and employee stock purchase plan	63,893	1	260	—	—	261
Issuance of restricted stock units	5,533	—	—	—	—	—
Stock-based compensation expense	—	—	2,466	—	—	2,466
Unrealized gain on marketable securities	—	—	—	—	9	9
Net loss	—	—	—	(15,956)	—	(15,956)
Balances as of March 31, 2018	27,558,883	$28	$370,551	$(305,533)	$(49)	$64,997
Issuance of common stock upon exercise of stock options and employee stock purchase plan	15,643	—	86	—	—	86
Issuance of restricted stock units	4,463	—	—	—	—	—
Stock-based compensation expense	—	—	2,671	—	—	2,671
Unrealized gain on marketable securities	—	—	—	—	43	43
Net loss	—	—	—	(15,775)	—	(15,775)
Balances as of June 30, 2018	27,578,989	$28	$373,308	$(321,308)	$(6)	$52,022

Balances as of December 31, 2018	37,287,221	$37	$444,212	$(350,945)	$(33)	$93,271
Issuance of common stock upon exercise of stock options and employee stock purchase plan	31,391	—	95	—	—	95
Issuance of restricted stock units	4,467	—	—	—	—	—
Stock-based compensation expense	—	—	2,076	—	—	2,076
Unrealized gain on marketable securities	—	—	—	—	34	34
Net loss	—	—	—	(13,112)	—	(13,112)
Balances as of March 31, 2019	37,323,079	$37	$446,383	$(364,057)	$1	$82,364
Issuance of restricted stock units	3,816	—	—	—	—	—
Stock-based compensation expense	—	—	1,875	—	—	1,875
Unrealized gain on marketable securities	—	—	—	—	29	29
Net loss	—	—	—	(12,129)	—	(12,129)
Balances as of June 30, 2019	37,326,895	$37	$448,258	$(376,186)	$30	$72,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,241)	$(31,731)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,951	5,137
Depreciation expense	108	102
Unrealized foreign currency transaction losses	5	74
Premium on marketable securities, net	—	(3)
Amortization of discount on marketable securities	(546)	(96)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	917	638
Tax incentive receivable	(215)	(961)
Accounts payable	(1,591)	(150)
Accrued expenses and other	(672)	413
Other assets	37	—
Net cash used in operating activities	(23,247)	(26,577)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	76,069	62,193
Purchases of marketable securities	(61,143)	(35,871)
Purchases of property and equipment	(409)	(20)
Payments for leasehold improvements on right-of-use assets	(299)	—
Net cash provided by investing activities	14,218	26,302
Cash flows from financing activities:
Repayments of notes payable	(1,818)	—
Proceeds from exercise of common stock options and employee stock purchase plan	95	347
Payment of public offering costs	—	(104)
Net cash (used in) provided by financing activities	(1,723)	243
Net decrease in cash, cash equivalents and restricted cash	(10,752)	(32)
Cash, cash equivalents and restricted cash at beginning of period	49,331	40,777
Cash, cash equivalents and restricted cash at end of period	$38,579	$40,745
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$292	$26
Public offering costs included in accounts payable and accrued expenses and other	$—	$196
Supplemental disclosure of cash flow information:
Cash paid for interest	$669	$502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a clinical-stage biopharmaceutical company leveraging its proprietary knowledge of the methionine aminopeptidase 2 (“MetAP2”) pathway to develop novel therapies for patients affected by a range of complex metabolic diseases. Zafgen has pioneered the study of MetAP2 inhibitors in both common and rare metabolic disorders, and its current disease areas of focus are type 2 diabetes, Prader-Willi syndrome (“PWS”) and liver diseases. The Company’s lead product candidate, ZGN-1061, is a MetAP2 inhibitor in Phase 2 clinical development with unique properties that maximize impact on metabolic parameters relevant to the treatment of type 2 diabetes and other related metabolic disorders. In November 2018, the Company received a letter from the U.S. Food and Drug Administration (“FDA”) placing a full clinical hold on the investigational new drug application (“IND”) for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular (“CV”) safety risk based on the Company’s prior compound. In July 2019, the Company reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study is designed to translate the data from the Company’s newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as it works toward resolving the full clinical hold. Topline data from the in vivo animal study are expected by the end of 2019. In January 2018, the Company announced advancement of its highly optimized MetAP2 development candidate ZGN-1258, and in the first quarter of 2018, initiated IND enabling nonclinical efforts for evaluation of ZGN-1258 in the treatment of people affected by PWS. In March 2019, the Company announced its decision to suspend plans to file an IND for ZGN-1258 in order to evaluate ZGN-1258 following an unexpected finding in muscle tissue in rodent toxicology studies. In the fourth quarter of 2018, the Company announced that ZGN-1345, an oral dosed MetAP2 inhibitor specifically targeting the liver, has been formally advanced to development candidate stage. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of $376.2 million. From its inception through June 30, 2019, the Company received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offerings in January 2015 and July 2018. On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. As disclosed in Note 5 to the condensed consolidated financial statements, the Company has a term loan with an aggregate principal balance of $18.2 million as of June 30, 2019. The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of June 30, 2019, was approximately $19.1 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loan prior to scheduled maturity dates. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $91.7 million as of June 30, 2019 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2019 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2019 and 2018 have been made. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company excluded the following common stock equivalents, outstanding as of June 30, 2019 and 2018, from the computation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of June 30,
	2019	2018
Options to purchase common stock	6,717,144	6,261,528
Unvested restricted common stock	322,381	8,929
	7,039,525	6,270,457

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. This standard was effective for the Company in 2019. The adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2019.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2019 and December 31, 2018 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$18,578	$18,578	$—	$—
Commercial paper	7,939	—	7,939	—
Corporate bonds	3,381	—	3,381	—
U.S. Government securities	1,897	—	1,897	—
Total cash equivalents	31,795	18,578	13,217	—

Marketable securities:
Commercial paper	20,211	—	20,211	—
U.S. Government securities	16,743	—	16,743	—
Corporate bonds	17,464	—	17,464	—
Total marketable securities	54,418	—	54,418	—
Total cash equivalents and marketable securities	$86,213	$18,578	$67,635	$—

	December 31, 2018
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$40,231	$40,231	$—	$—
Commercial paper	4,979	—	4,979	—
Total cash equivalents	45,210	40,231	4,979	—

Marketable securities:
Commercial paper	38,911	—	38,911	—
Corporate bonds	25,830	—	25,830	—
U.S. Government securities	3,994	—	3,994	—
Total marketable securities	68,735	—	68,735	—
Total cash equivalents and marketable securities	$113,945	$40,231	$73,714	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses and other approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Commercial paper (due within 1 year)	$20,211	$—	$—	$20,211
Corporate bonds (due within 1 year)	15,930	20	(1)	15,949
Corporate bonds (due after 1 year)	1,507	8	—	1,515
U.S. Government securities (due within 1 year)	16,738	5	—	16,743
	$54,386	$33	$(1)	$54,418

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Commercial paper (due within 1 year)	$38,921	$—	$(10)	$38,911
Corporate bonds (due within 1 year)	25,851	3	(24)	25,830
U.S. Government securities (due within 1 year)	3,995	—	(1)	3,994
	$68,767	$3	$(35)	$68,735

4. Accrued Expenses and Other

Accrued expenses and other consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued research and development expenses	$1,346	$1,526
Accrued payroll and related expenses	1,343	2,291
Accrued professional fees	322	221
Accrued other	505	223
	$3,516	$4,261

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

Upon entering into the Term Loan, the Company became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at June 30, 2019 was 5.5%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, the Company, as borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which was $19.1 million and $21.0 million as of June 30, 2019 and December 31, 2018, respectively.

Further, from 45 days after the Term Loan was entered in, the Company has met its obligation to maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all the Company’s cash, cash equivalents and marketable securities. If the Company does not meet this requirement it will not be considered an event of default provided it immediately secures 87.5% of the principal balance in a restricted cash account.

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

As of June 30, 2019 and December 31, 2018, notes payable consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Notes payable	$18,181	$20,000
Less: current portion	(7,273)	(5,455)
Notes payable, net of current portion	10,908	14,545
Accretion related to final payment	945	640
Notes payable, long term	$11,853	$15,185

As of June 30, 2019, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2019 (July - December)	$3,636
2020	7,273
2021	7,272
Total	$18,181

During the three and six months ended June 30, 2019, the Company recognized $0.5 million and $1.0 million, respectively, of interest expense related to the Term Loan. During the three and six months ended June 30, 2018, the Company recognized $0.5 million and $0.9 million, respectively, of interest expense related to the Term Loan. The effective annual interest rate as of June 30, 2019 on the outstanding debt under the Term Loan was approximately 9.9%.

6. Stock-Based Awards

The Company’s 2014 Stock Option and Incentive Plan, as amended (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The Company has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. The Company also issues common stock under its 2014 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2019, 2,332,985 shares are available for grant under the 2014 Plan, including 1,491,488 shares automatically added to the 2014 Plan on January 1, 2019, and 109,120 shares are available for issuance to participating employees under the ESPP.

The Company recorded stock-based compensation expense related to stock options, restricted common stock and the ESPP in the following expense categories within its condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$736	$1,664	$1,696	$3,236
General and administrative	1,139	1,007	2,255	1,901
	$1,875	$2,671	$3,951	$5,137

7. Commitments and Contingencies

Leases

On February 12, 2019, the Company entered into a lease with Shigo Center Plaza Owners, LLC, for approximately 17,705 square feet of office space for a new headquarters located at 3 Center Plaza, Boston, Massachusetts. The lease has a term of 124 months with an option to extend the lease for 60 additional months. As part of the agreement the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the condensed consolidated financial statements. Under the lease agreement, the Company will pay monthly rent beginning four months after June 21, 2019 with total lease payments over the initial term of $10.7 million.

The Company also had a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2020. On June 28, 2019, the Company amended the lease to terminate the lease effective as of June 30, 2019.

In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2020, and an option to extend this lease for three additional years. In addition, with the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on June 30, 2020, and the Company expects to receive approximately $0.1 million in sublease rental income from July 1, 2019 through the end of the sublease term.

In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term extended to expire on December 31, 2024.

The future minimum lease payments for the next five years and thereafter as of June 30, 2019, are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2019 (July - December)	$508
2020	1,090
2021	1,120
2022	1,143
2023	1,165
Thereafter	6,585
Total lease payments	11,611
Less: imputed interest	(4,564)
Present value of lease liabilities	$7,047

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and thereafter as of December 31, 2018, were as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2019	$464
2020	226
2021	—
2022	—
2023	—
Thereafter	—
Total lease payments	$690

During the three months ended June 30, 2019 we incurred $0.1 million of lease expense associated with research and development and less than $0.1 million of lease expense associated with general and administrative activities. During the six months ended June 30, 2019 we incurred $0.2 million of lease expense associated with research and development and $0.1 million of lease expense associated with general and administrative activities. The components of lease expense are as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2019
	(in thousands)	(in thousands)
Operating lease cost	$120	$247
Short-term lease cost	72	113
Sublease income	(28)	(55)
Total lease cost	$164	$305

During the three months ended June 30, 2018 the Company recognized $0.1 million of rental expense related to office space. During the six months ended June 30, 2018 the Company recognized $0.2 million of rental expense related to office space.

The following table summarizes the presentation in our condensed consolidated balance sheet information related to our operating leases:

As of June 30,
2019
(in thousands)
Assets
Operating lease right-of-use assets	$7,342
Liabilities
Operating lease liabilities, short-term	618
Operating lease liabilities, long-term	6,429
Total operating lease liabilities	$7,047

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of June 30,
2019
Weighted average remaining lease term in years	9.97
Weighted average discount rate	11.1%

Supplemental cash flow information related to leases was as follow:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2019
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$188
Investing cash flows from operating leases	299	299
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,518	6,518

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

As of June 30, 2019, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the FDA, approval of a New

Drug application (“NDA”), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the three and six months ended June 30, 2019 and 2018 and the development related to this technology is no longer active. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2019, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2019.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of June 30, 2019.

8. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three and six months ended June 30, 2019, the Company recognized $0.1 million of expense related to its contributions to the 401(k) plan.

During the three and six months ended June 30, 2018 the Company recognized $0.1 million and $0.2 million, respectively, of expense related to its contributions to the 401(k) plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities through December 31, 2018 and 41% beginning January 1, 2019. For the three months ended June 30, 2019 and 2018, $0.1 million and $0.4 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2019 and 2018, $0.2 million and $1.0 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 41% and 43.5%, respectively, of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended June 30, 2019 and 2018, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of less than $0.1 million and $0.1 million, respectively, related to this tax incentive receivable. For the six months ended June 30, 2019 and 2018, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of less than $0.1 million and $0.1 million, respectively, related to this tax incentive receivable. As of June 30, 2019 and December 31, 2018, the Company’s tax incentive receivable from the Australian government was $1.7 million and $1.5 million, respectively.

10. Subsequent Events

On July 24, 2019, the Company implemented plans to reduce its operating expenses and prioritize key resources, with an immediate corporate restructuring as well as other strategies to preserve resources. This restructuring includes a workforce reduction of approximately 25%, in addition to other attrition in 2019. The restructuring charges associated with this restructuring are not expected to be material to the Company's financial position and results of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We conducted a Phase 2 clinical trial for ZGN-1061 in Australia and New Zealand, which was designed to evaluate safety, tolerability, and glucose-lowering efficacy in patients with type 2 diabetes otherwise poorly controlled with non-insulin agents. The clinical trial met all of its primary objectives at the 1.8 mg dose, which included glycemic control, or change in A1C, and safety and tolerability. The 12-week data demonstrated that treatment with the 1.8 mg dose of ZGN-1061 produced substantially more improvement in A1C than a placebo dose. Progressive and notable reduction in body weight also occurred in patients treated with the highest dose tested (1.8 mg) versus placebo. The data showed a favorable tolerability profile for ZGN-1061, with no treatment-related serious adverse events and no cardiovascular, or CV, safety signals observed. Adverse events were primarily mild or moderate in severity, with no noted trends by dose or type of adverse event reported. In June, we presented the positive full results of our Phase 2 clinical trial for ZGN-1061 in an oral presentation at the American Diabetes Association's 79th Scientific Sessions.

In November 2018, we received a letter from the U.S. Food and Drug Administration, or FDA, placing a full clinical hold on the investigational new drug application, or IND, for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of CV safety risk based on our prior compound. The ex-U.S. Phase 1 and Phase 2 clinical trials of ZGN-1061 have been completed with no CV safety signals. In July 2019, we reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study is designed to translate the data from our newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as we work toward resolving the previously announced clinical hold. We expect topline data from the in vivo animal study by the end of 2019.

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

We have launched a co-sponsored four-year natural history study to advance understanding of the medical history of and medical events in people with PWS. PATH for PWS, our natural history study conducted in collaboration with the Foundation for Prader-Willi Research, or FPWR, is independent of any specific development program. The study is over-enrolled, with approximately 700 participants across multiple age groups and other important segments of the PWS community, versus the initial goal of 500 participants. The study is a non-interventional, observational study to evaluate occurrences of serious medical events in PWS, intended to inform development and clinical trial design for potential new treatments for PWS. The ZGN-1258 findings do not impact the conduct of this study or our support of PATH for PWS.

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

On July 24, 2019, we implemented plans to reduce our operating expenses and prioritize key resources, with an immediate corporate restructuring as well as other strategies to preserve resources. This restructuring includes a workforce reduction of approximately 25%, in addition to other attrition in 2019. The restructuring charges associated with this restructuring are not expected to be material to our financial position and results of operations.

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $376.2 million as of June 30, 2019. Our net loss was $25.2 million for the six months ended June 30, 2019 and $61.4 million for the year ended December 31, 2018. These losses have resulted principally from costs incurred in connection with in-licensing of technology, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our operating expenses, capital expenditure requirements and minimum liquidity requirements associated with our debt facility for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

Interest expense. Interest expense during the three and six months ended June 30, 2019 and 2018 relates to the loan and security agreement with Silicon Valley Bank, or the Term Loan, of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

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

Results of Operations

Comparison of three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,572	12,209	(3,637)
General and administrative	3,618	3,351	267
Total operating expenses	12,190	15,560	(3,370)
Loss from operations	(12,190)	(15,560)	3,370
Other income (expense):
Interest income	561	324	237
Interest expense	(478)	(466)	(12)
Foreign currency transaction losses, net	(22)	(73)	51
Total other income (expense), net	61	(215)	276
Net loss	$(12,129)	$(15,775)	$3,646

Research and development expenses

	Three Months Ended June 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$1,358	$1,327	$31
Clinical trials	279	1,401	(1,122)
Subtotal	1,637	2,728	(1,091)
ZGN-1258	865	2,859	(1,994)
ZGN-1345	921	—	921
Discovery and screening	1,106	1,617	(511)
Subtotal	4,529	7,204	(2,675)
Unallocated expenses:
Personnel related	2,091	2,230	(139)
Non-cash stock-based compensation	736	1,664	(928)
Consultants	749	623	126
Other	467	488	(21)
Subtotal	4,043	5,005	(962)
Total research and development expenses	$8,572	$12,209	$(3,637)

Research and development expenses for the three months ended June 30, 2019 decreased $3.6 million compared to the three months ended June 30, 2018. The decrease was primarily due to decreased costs of $2.0 million associated with our ZGN-1258 program, a decrease of $1.1 million related to our ZGN-1061 program, a decrease of $0.5 million associated with discovery and screening as well as a decrease in our unallocated expenses of $1.0 million, partially offset by an increase of $0.9 million associated with our ZGN-1345 program.

Costs associated with our ZGN-1258 program decreased to $0.9 million for the three months ended June 30, 2019 compared to $2.9 million for the same period of 2018, or $2.0 million, primarily due to the suspension of our plans to file an IND for ZGN-1258 in order to evaluate ZGN-1258 following an unexpected finding in muscle tissue in rodent toxicology studies.

Costs associated with our ZGN-1061 program decreased to $1.6 million for the three months ended June 30, 2019 compared to $2.7 million for the same period of 2018, or $1.1 million, primarily due to a decrease in clinical trial costs of $1.1 million. The majority of the expenses during the three months ended June 30, 2018 were for the Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand, while the expenses during the three months ended June 30, 2019 are for ongoing closeout costs of the additional 1.8 mg dose of the Phase 2 clinical trial that we reported top line results in January 2019.

Unallocated expenses decreased to $4.0 million for the three months ended June 30, 2019 compared to $5.0 million for the same period of 2018 primarily due to a decrease of $0.9 million in non-cash stock-based compensation. Non-cash stock-based compensation has decreased for the three months ended June 30, 2019 primarily due to turnover at the Company.

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

General and administrative expenses

	Three Months Ended June 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related	$902	$744	$158
Non-cash stock-based compensation	1,139	1,006	133
Professional fees	1,044	1,079	(35)
Other	533	522	11
Total general and administrative expenses	$3,618	$3,351	$267

General and administrative expenses for the three months ended June 30, 2019 increased $0.3 million compared to the three months ended June 30, 2018. The increase was due to an increase in personnel related costs of $0.2 million and non-cash stock-based compensation of $0.1 million. Personnel related costs and non-cash stock-based compensation increased as a result of new hires during 2018.

Other income (expense), net

Interest expense. Interest expense for the three months ended June 30, 2019 and 2018 was $0.5 million. The interest expense for the three months ended June 30, 2019 and 2018 is primarily due to the Term Loan of $20.0 million, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method.

Interest income. Interest income of $0.6 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction losses of less than $0.1 million and losses of $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	18,203	24,642	(6,439)
General and administrative	7,264	6,620	644
Total operating expenses	25,467	31,262	(5,795)
Loss from operations	(25,467)	(31,262)	5,795
Other income (expense):
Interest income	1,203	591	612
Interest expense	(978)	(924)	(54)
Foreign currency transaction gains (losses), net	1	(136)	137
Total other income (expense), net	226	(469)	695
Net loss	$(25,241)	$(31,731)	$6,490

Research and development expenses

	For the Six Months Ended June 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ZGN-1061:
Nonclinical and manufacturing	$2,658	$2,866	$(208)
Clinical trials	926	3,914	(2,988)
Subtotal	3,584	6,780	(3,196)
ZGN-1258	2,145	4,482	(2,337)
ZGN-1345	1,339	—	1,339
Discovery and screening	2,451	3,471	(1,020)
Subtotal	9,519	14,733	(5,214)
Unallocated expenses:
Personnel related	4,577	4,597	(20)
Non-cash stock-based compensation	1,695	3,236	(1,541)
Consultants	1,440	1,107	333
Other	972	969	3
Subtotal	8,684	9,909	(1,225)
Total research and development expenses	$18,203	$24,642	$(6,439)

Research and development expenses for the six months ended June 30, 2019 decreased $6.4 million compared to the six months ended June 30, 2018. The decrease was primarily due to decreased costs of $3.2 million associated with our ZGN-1061 program, a decrease of $2.3 million related to our ZGN-1258 program, a decrease of $1.0 million associated with discovery and screening as well as a decrease in our unallocated expenses of $1.2 million, partially offset by an increase of $1.3 million associated with our ZGN-1345 program.

Costs associated with our ZGN-1061 program decreased to $3.6 million for the six months ended June 30, 2019 compared to $6.8 million for the same period of 2018, or $3.2 million, primarily due to a decrease in clinical trial costs of $3.0 million. The majority of the expenses during the six months ended June 30, 2018 were for the Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand, while the expenses during the six months ended June 30, 2019 are for ongoing closeout costs of the additional 1.8 mg dose of the Phase 2 clinical trial that we reported top line results in January 2019.

Costs associated with our ZGN-1258 program decreased to $2.1 million for the six months ended June 30, 2019 compared to $4.5 million for the same period of 2018, or $2.4 million, primarily due to the suspension of our plans to file an IND for ZGN-1258 in order to evaluate ZGN-1258 following an unexpected finding in muscle tissue in rodent toxicology studies.

Unallocated expenses decreased to $8.7 million for the six months ended June 30, 2019 compared to $9.9 million for the same period of 2018 primarily due to a decrease of $1.5 million in non-cash stock-based compensation. Non-cash stock-based compensation has decreased for the six months ended June 30, 2019 primarily due to turnover at the Company. This decrease was offset by a $0.3 million increase in consultant costs, which increased due to work performed by consultants to address the clinical hold of ZGN-1061.

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

General and administrative expenses

	Six Months Ended June 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related	$1,829	$1,386	$443
Non-cash stock-based compensation	2,255	1,901	354
Professional fees	2,141	2,327	(186)
Other	1,039	1,006	33
Total general and administrative expenses	$7,264	$6,620	$644

General and administrative expenses for the six months ended June 30, 2019 increased $0.6 million compared to the six months ended June 30, 2018. The increase was due to an increase in personnel related costs of $0.4 million and non-cash stock-based compensation of $0.4 million. Personnel related costs and non-cash stock-based compensation increased as a result of new hires during 2018. These increases were partially offset by decreases in professional fees of $0.2 million, primarily due to legal fees incurred in the six months ended June 30, 2018 associated with patent filing costs and recruiting costs for new hires.

Other income (expense), net

Interest expense. Interest expense for the six months ended June 30, 2019 and 2018 was $1.0 million and 0.9 million, respectively. The interest expense for the six months ended June 30, 2019 and 2018 is primarily due to the Term Loan, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method.

Interest income. Interest income of $1.2 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of less than $0.1 million and losses of $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and marketable securities totaling $91.7 million and outstanding debt of $18.2 million. We invest our cash in money market funds, commercial paper, corporate bonds and U.S. government securities, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of June 30, 2019, we had an accumulated deficit of $376.2 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. In June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs paid by us.

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

The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 5.5% as of June 30, 2019. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of June 30, 2019 and December 31, 2018 was $19.1 million and $21.0 million, respectively.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Net cash used in operating activities	$(23,247)	$(26,577)
Net cash provided by investing activities	14,218	26,302
Net cash (used in) provided by financing activities	(1,723)	243
Net decrease in cash, cash equivalents and restricted cash	$(10,752)	$(32)

Net cash used in operating activities

During the six months ended June 30, 2019, operating activities used $23.2 million of cash, resulting from our net loss of $25.2 million and changes in our operating assets and liabilities of $1.5 million, partially offset by non-cash charges of $3.5 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our ZGN-1258 program, our ZGN-1345 program, discovery and screening and our general and administrative expenses. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2019, consisted primarily of a $1.6 million decrease in accounts payable and a $0.7 million decrease in accrued expenses and other, partially offset by a $0.9 decrease in prepaids and other current assets. Our net non-cash charges during the six months ended June 30, 2019, consisted primarily of stock-based compensation expense of $4.0 million, which was offset by amortization of discount on marketable securities of $0.5 million.

During the six months ended June 30, 2018, operating activities used $26.6 million of cash, resulting from our net loss of $31.7 million, partially offset by non-cash charges of $5.2 million and changes in our operating assets and liabilities of $(0.1) million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our ZGN-1258 program, discovery and screening and our general and administrative expenses. Our net non-cash charges during the six months ended June 30, 2018 consisted primarily of stock-based compensation expense of $5.1 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2018, consisted primarily of a $1.0 million increase in tax incentive receivable, partially offset by $0.4 million increase in accrued expenses and a decrease in prepaids and other current assets of $0.6 million.

Net cash provided by investing activities

During the six months ended June 30, 2019, investing activities provided $14.2 million of cash resulting from the proceeds from sales and maturities of marketable securities of $76.1 million, offset by the purchases of marketable securities of $61.1 million, purchases of property and equipment of $0.4 million and purchases of right-of-use assets of $0.3 million associated with our build out of 3 Center Plaza.

During the six months ended June 30, 2018, investing activities provided $26.3 million of cash resulting from proceeds from sales and maturities of marketable securities of $62.2 million, offset by the use of cash for purchases of marketable securities of $35.9 million.

Net cash (used in) provided by financing activities

During the six months ended June 30, 2019, we used $1.8 million in financing activities for payments related to our notes payable, partially offset by $0.1 million received from proceeds from the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development ZGN-1061, ZGN‑1258 and ZGN-1345 and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for ZGN-1061, ZGN-1258 and ZGN-1345 will depend on many factors, including:

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

Contractual Obligations and Commitments

During the six months ended June 30, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report for the year ended December 31, 2018, except as noted below:

•

On February 12, 2019, we entered into a lease with Shigo Center Plaza Owners, LLC, for approximately 17,705 square feet of office space for a new headquarters located at 3 Center Plaza, Boston, Massachusetts. The lease has a term of 124 months with an option to extend the lease for 60 additional months. Under the lease agreement, we will pay monthly rent beginning four months after an agreed upon commencement date, which was June 21, 2019, with total lease payments over the initial term of $10.7 million.

Off-Balance Sheet Arrangements

During the periods presented we did not have and we currently do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of June 30, 2019 consisted of cash, corporate bonds, commercial paper, U.S. government securities and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of June 30, 2019, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction losses of less than $0.1 million and of $0.1 million were recorded for the three months ended June 30, 2019 and 2018, respectively. Net foreign currency transaction gains of less than $0.1 million and losses of $0.1 million were recorded for the six months ended June 30, 2019 and 2018, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of June 30, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the six months ended June 30, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of June 30, 2019. We have experienced and will continue to experience fluctuations in our net loss as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure management properly assessed the impact of the new lease accounting standards on our condensed consolidated financial statements to facilitate adoption of the new leasing standards effective January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

Furthermore, we are not permitted to market ZGN-1061 in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. Development of diabetes drugs requires at least 2,500 subjects randomized to active doses of the product with 1,300 to 1,500 subjects exposed for a year and 300 to 500 subjects exposed for 18 months in order to estimate the safety of the drug in an NDA. In addition, it is anticipated that the FDA may require assessment of cardiovascular, or CV, risk as per current FDA guidance, which may require testing of 5,000 to 10,000 subjects. Meeting the requirements of the FDA or certain European regulatory authorities may require that we conduct additional pivotal clinical trials. Accordingly, obtaining approval of an NDA or Marketing Authorization Application, or MAA, is a complex, lengthy, expensive and uncertain process.

The FDA and certain European regulatory authorities may delay, limit or deny the conduct of clinical trials or market approval of ZGN-1061 for many reasons, including, among others:

•

the FDA has placed a full clinical hold on the IND for the first U.S. clinical trial of ZGN-1061, citing the possibility of CV safety risk based on our prior compound, and although we have reached agreement with the FDA on an in vivo animal study design and protocol, the full clinical hold raises a number of risks, including but not limited to: we may be required to complete other unexpected work in order to resolve the hold and begin clinical trials in the United States, which can result in development delays; the hold may negatively affect our ability to pursue clinical trials outside of the United States; the hold may make it more difficult to raise capital or to find a commercial partner to execute future clinical trials; we may not be able to resolve the full clinical hold at all; or, even if we are able to resolve the clinical hold, the FDA may place the IND application on partial hold for ZGN-1061 which could limit the type, condition, and future conduct of clinical trials for ZGN-1061, or in the future could impose another clinical hold;

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

We currently have only one product candidate in clinical development, ZGN-1061, which has completed a Phase 1 clinical trial in the Netherlands and a Phase 2 clinical trial in Australia and New Zealand, and our business currently depends primarily on its successful clinical development, regulatory approval and commercialization. At the beginning of 2018 we announced a new product candidate, ZGN-1258, which is in nonclinical development. We expected to initially develop ZGN-1258 as a treatment for Prader-Willi syndrome, or PWS. In March 2019, we announced our decision to suspend plans to file an IND for ZGN-1258 in order to evaluate ZGN-1258 following an unexpected finding in muscle tissue in rodent toxicology studies. In the fourth quarter of 2018, we announced a new product candidate, ZGN-1345, which is in nonclinical development. Before our product candidates can be marketed, our IND application or other comparable regulatory approvals must go into effect permitting the conduct of clinical trials, and we must then successfully complete human testing. The FDA and other comparable foreign regulatory agencies must approve our NDA or comparable regulatory submissions. Even after successful completion of clinical testing, there is a risk that the FDA or other regulatory agencies may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. Even if the FDA approves our NDA, we may be unable to successfully commercialize our product candidates.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, common adverse events observed in patients treated with our first-generation MetAP2 inhibitor, beloranib, versus placebo included diarrhea, injection site bruising, dizziness, decreased appetite, anxiety and sleep disturbances (insomnia principally manifested as delayed onset of sleep and abnormal dreams), among others. In addition, an imbalance in the number of thrombotic events observed in patients treated with beloranib as compared to patients on placebo in our clinical trials was observed. We may see similar adverse events with ZGN-1061 or our other product candidates as we saw with beloranib, and therefore, we are studying these parameters in nonclinical and clinical development of ZGN-1061 and ZGN-1345 and our further evaluation of ZGN-1258. In addition, degeneration and other anomalies in rat muscle tissue to different degrees in both vehicle and dose arm studies was observed in nonclinical studies of ZGN-1258. These effects were absent from other animal species in long term models and has not been observed in any of our other MetAP2 inhibitors, including ZGN-1061 and ZGN-1345, or clinical trials and appears to be specific to ZGN-1258. It is possible we may see similar findings in other MetAP2 inhibitors going forward and thus we are conducting further studies to understand the nature of the findings.

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

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities including in Australia and New Zealand, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and an MAA to the EMA and, consequently, the ultimate approval and commercial marketing of ZGN-1061, ZGN-1258 or ZGN-1345. We do not know whether any clinical trials for ZGN-1061, ZGN-1258 or ZGN-1345 will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, or other governing bodies in Europe, Australia or New Zealand may deny permission to begin or continue clinical trials, including for certain indications, we want to conduct;
•	delays in regulatory filings or receiving regulatory authorizations of IND applications, or clinical trial authorization applications, or CTAs, that may be required;
•	unfavorable results from our nonclinical studies, thus the FDA, or the applicable regulatory authorities in Europe, Australia or New Zealand, may require additional nonclinical studies;
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
•

the FDA or the applicable regulatory authorities in Europe, Australia or New Zealand may disagree with our clinical trial designs, our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials; and

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
•

inspection of the clinical trial operations or trial sites by the FDA or the applicable regulatory authorities in Europe, Australia or New Zealand that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial clinical hold or a full clinical hold;

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

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program. The FDA, the EMA, or the applicable regulatory authorities in Australia and New Zealand may impose additional clinical trial and/or nonclinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007 and issued draft guidance on developing products for the treatment of diabetes in February 2008 but these guidance documents may be revised at any time. In December 2008, FDA established guidance on evaluating CV risk of new therapies for the treatment of type 2 diabetes. Amendments to our clinical trial protocols would require resubmission to the FDA or the applicable regulatory authorities in Europe, Australia or New Zealand as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or nonclinical studies, the commercial prospects for ZGN-1061 or our other product candidates may be harmed and our ability to generate product revenue will be delayed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with requirements for Good Clinical Practice, or GCPs, which are legal requirements enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites, IRBs, and other vendors that may be involved in the clinical development of new products. If we or our investigators or CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMPs, regulations to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, up to and including, civil and criminal penalties.

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

Even if we receive marketing approval for a product candidate, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our product candidates, or may impose ongoing requirements for potentially costly post-approval studies. A product candidate will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage and promotion of the product and recordkeeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Additionally, the FDA may require a PMS and/or PMRs, that could represent and result in additional restrictions and/or limitations for the product.

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

The FDA’s policies may change and additional government regulations may be enacted. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Competing technologies could emerge, including devices and surgical procedures, adversely affecting our opportunity to generate revenue from the sale of ZGN-1061 or our other product candidates, if approved.

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

As of July 31, 2019, we own two issued U.S. patents, two pending U.S. patent applications and related pending foreign counterpart patent applications, as well as two pending Patent Cooperation Treaty, or PCT patent application, and two pending U.S. provisional patent applications that relate to ZGN-1061.

As of July 31, 2019, we own one issued U.S. patent, two pending U.S. patent applications, and two pending PCT patent applications that relate to ZGN-1258.

As of July 31, 2019, we own two pending U.S. patent applications, and related worldwide patent applications, and two pending PCT patent applications, and one pending U.S. provisional patent application that relates to ZGN-1345.

As of July 31, 2019, we own twenty-two issued U.S. patents, and three pending U.S. patent applications with pending foreign counterpart applications and three pending U.S. provisional patent applications, all of which relate to our internal efforts to discover novel MetAP2 inhibitors.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offerings, and have incurred losses in each year since our inception. In July 2018, we sold 9,200,000 shares of our common stock at a price of $7.50 per share. Our net losses were $25.2 million for the six months ended June 30, 2019 and $61.4 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $376.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for ZGN-1061, ZGN-1258, ZGN-1345, beloranib, ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with our expected clinical development of ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued development), and of any other product candidates we may choose to pursue, including ZGN-1345. In addition, if and when we obtain marketing approval for ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued development and potential commercialization) or ZGN-1345 we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance ZGN-1061 into later stage clinical trials and as we continue our preparations for receiving permission for our INDs to go into effect for ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued preparations) and ZGN-1345 with the FDA and advance ZGN-1258 (if our further evaluation of ZGN-1258 warrants advancement) and ZGN-1345 into the clinical trial stage. Depending on the status of regulatory approval or, if approved, commercialization of ZGN-1061, ZGN-1258 (if our further evaluation of ZGN-1258 warrants continued development and potential commercialization), ZGN-1345 or any of our other product candidates, as well as the progress we make in selling ZGN-

1061, ZGN-1258, ZGN-1345 or any of our other product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for ZGN-1061, ZGN-1258, ZGN-1345, or our other product candidates or otherwise expand more rapidly than we presently anticipate.

As of June 30, 2019, our cash, cash equivalents and marketable securities were $91.7 million and we have a Term Loan with an outstanding principal balance of $18.2 million. The Term Loan is collateralized by substantially all of our personal property, other than our intellectual property. Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of June 30, 2019 and December 31, 2018 was $19.1 million and $21.0 million, respectively.

Further, as part of the requirements of the Term Loan, we must maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all of our cash, cash equivalents and marketable securities. If we do not meet this requirement it will not be considered an event of default provided we immediately secure 87.5% of the principal balance in a restricted cash account. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering or granting a security interest in our intellectual property, incurring indebtedness or liens, paying dividends, making certain investments, permit the aggregate value of cash maintained by our Australian subsidiary not to exceed $4.0 million and certain other business transactions. The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. On November 9, 2018, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent. Through June 30, 2019 we have not sold any shares under the Sales Agreement. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ZGN-1061 or our other product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

We expect that our stock price will continue to fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2019 to June 30, 2019 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $5.30 to a low of $1.18 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of July 31, 2019, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Armistice Capital, LLC, Atlas Ventures, entities affiliated with Fidelity Investment and Great Point Partners, LLC, represent beneficial ownership, in the aggregate, of approximately 34.8% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

ZAFGEN, INC.

Date: August 8, 2019	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)