Form 10-Q
period 2019-09-30
ZAFGEN, INC.
filed 2019-11-06
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, there were 37,374,118 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Report, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;
•	our ability to consummate a strategic alternative transaction, if any, and the timing of any such strategic alternative;
•	regulatory and political developments in the United States and foreign countries;
•	our ability to obtain additional financing when needed;
•	the loss of our executive, financial and strategic alternatives teams;
•	potential de-listing from the NASDAQ Global Market; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,337	$49,331
Marketable securities	38,669	68,735
Tax incentive receivable	235	1,536
Prepaid expenses and other current assets	1,202	1,728
Total current assets	83,443	121,330
Property and equipment, net	913	375
Operating lease right-of-use assets	7,172	—
Restricted cash	1,339	—
Other assets	20	57
Total assets	$92,887	$121,762
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,319	$3,590
Accrued expenses	1,719	4,261
Accrued restructuring costs	3,619	—
Operating lease liabilities, current	409	—
Notes payable, current	7,273	5,455
Total current liabilities	16,339	13,306
Notes payable, long-term	10,166	15,185
Operating lease liabilities	6,502	—
Total liabilities	33,007	28,491
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 37,370,301 and 37,287,221 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	37	37
Additional paid-in capital	448,902	444,212
Accumulated deficit	(389,100)	(350,945)
Accumulated other comprehensive income (loss)	41	(33)
Total stockholders' equity	59,880	93,271
Total liabilities and stockholders' equity	$92,887	$121,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,260	11,830	23,463	36,472
General and administrative	3,627	3,339	10,891	9,959
Restructuring charges	4,019	—	4,019	—
Total operating expenses	12,906	15,169	38,373	46,431
Loss from operations	(12,906)	(15,169)	(38,373)	(46,431)
Other income (expense):
Interest income	451	623	1,654	1,214
Interest expense	(426)	(475)	(1,404)	(1,399)
Foreign currency transaction losses, net	(33)	(46)	(32)	(182)
Total other income (expense), net	(8)	102	218	(367)
Net loss	$(12,914)	$(15,067)	$(38,155)	$(46,798)
Net loss per share, basic and diluted	$(0.35)	$(0.41)	$(1.02)	$(1.53)
Weighted average common shares outstanding, basic and diluted	37,369,829	36,619,575	37,337,081	30,608,664
Comprehensive loss:
Net loss	$(12,914)	$(15,067)	$(38,155)	$(46,798)
Other comprehensive income:
Unrealized gain (loss) on marketable debt securities	11	(22)	74	30
Total other comprehensive income (loss)	11	(22)	74	30
Total comprehensive loss	$(12,903)	$(15,089)	$(38,081)	$(46,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2017	27,489,457	$27	$367,825	$(289,577)	$(58)	$78,217
Issuance of common stock upon exercise of stock options and employee stock purchase plan	63,893	1	260	—	—	261
Issuance of restricted stock units	5,533	—	—	—	—	—
Stock-based compensation expense	—	—	2,466	—	—	2,466
Unrealized gain on marketable securities	—	—	—	—	9	9
Net loss	—	—	—	(15,956)	—	(15,956)
Balances as of March 31, 2018	27,558,883	$28	$370,551	$(305,533)	$(49)	$64,997
Issuance of common stock upon exercise of stock options and employee stock purchase plan	15,643	—	86	—	—	86
Issuance of restricted stock units	4,463	—	—	—	—	—
Stock-based compensation expense	—	—	2,671	—	—	2,671
Unrealized gain on marketable securities	—	—	—	—	43	43
Net loss	—	—	—	(15,775)	—	(15,775)
Balances as of June 30, 2018	27,578,989	$28	$373,308	$(321,308)	$(6)	$52,022
Issuance of common stock, net of issuance costs	9,200,000	9	64,551	—	—	64,560
Issuance of common stock upon exercise of stock options and employee stock purchase plan	82,365	—	244	—	—	244
Issuance of restricted stock units	4,463	—	—	—	—	—
Stock-based compensation expense	—	—	2,200	—	—	2,200
Unrealized loss on marketable securities	—	—	—	—	(22)	(22)
Net loss	—	—	—	(15,067)	—	(15,067)
Balances as of September 30, 2018	36,865,817	$37	$440,303	$(336,375)	$(28)	$103,937
Balances as of December 31, 2018	37,287,221	$37	$444,212	$(350,945)	$(33)	$93,271
Issuance of common stock upon exercise of stock options and employee stock purchase plan	31,391	—	95	—	—	95
Issuance of restricted stock units	4,467	—	—	—	—	—
Stock-based compensation expense	—	—	2,076	—	—	2,076
Unrealized gain on marketable securities	—	—	—	—	34	34
Net loss	—	—	—	(13,112)	—	(13,112)
Balances as of March 31, 2019	37,323,079	$37	$446,383	$(364,057)	$1	$82,364
Issuance of restricted stock units	3,816	—	—	—	—	—
Stock-based compensation expense	—	—	1,875	—	—	1,875
Unrealized gain on marketable securities	—	—	—	—	29	29
Net loss	—	—	—	(12,129)	—	(12,129)
Balances as of June 30, 2019	37,326,895	$37	$448,258	$(376,186)	$30	$72,139
Issuance of common stock upon exercise of stock options and employee stock purchase plan	39,589	—	40	—	—	40
Issuance of restricted stock units	3,817	—	—	—	—	—
Stock-based compensation expense	—	—	604	—	—	604
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss	—	—	—	(12,914)	—	(12,914)
Balances as of September 30, 2019	37,370,301	$37	$448,902	$(389,100)	$41	$59,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,155)	$(46,798)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,555	7,337
Depreciation expense	185	209
Impairment of assets	80	—
Loss on disposal of property and equipment	6	—
Unrealized foreign currency transaction losses	13	45
Premium on marketable securities, net	(39)	(3)
Amortization of discount on marketable securities	(706)	(345)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	526	(465)
Tax incentive receivable	1,288	(344)
Accounts payable	(556)	(397)
Accrued restructuring costs	3,619	—
Accrued expenses and other	(1,830)	1,108
Other assets	37	—
Net cash used in operating activities	(30,977)	(39,653)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	101,920	84,938
Purchases of marketable securities	(71,035)	(105,976)
Purchases of property and equipment	(479)	(96)
Proceeds from sales of property and equipment	3	—
Payments for leasehold improvements on right-of-use assets	(586)	—
Net cash provided by (used in) investing activities	29,823	(21,134)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs	—	64,560
Repayments of notes payable	(3,636)	—
Proceeds from exercise of common stock options and employee stock purchase plan	135	591
Net cash (used in) provided by financing activities	(3,501)	65,151
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,655)	4,364
Cash, cash equivalents and restricted cash at beginning of period	49,331	40,777
Cash, cash equivalents and restricted cash at end of period	$44,676	$45,141
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$285	$4
Supplemental disclosure of cash flow information:
Cash paid for interest	$969	$819

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Zafgen, Inc., or the Company, was incorporated on November 22, 2005 under the laws of the State of Delaware. The Company is a biopharmaceutical company that has leveraged its proprietary knowledge of the methionine aminopeptidase 2 (“MetAP2”) pathway to pioneer the study of MetAP2 inhibitors in both common and rare metabolic disorders.

The Company’s prior lead product candidate, ZGN-1061, is a MetAP2 inhibitor that was in Phase 2 clinical development for the treatment of type 2 diabetes and other related metabolic disorders. In November 2018, the Company received a letter from the U.S. Food and Drug Administration (“FDA”) placing a full clinical hold on the investigational new drug application (“IND”) for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular (“CV”) safety risk based on the Company’s prior compound. In July 2019, the Company reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from the Company’s newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as it worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, on September 5, 2019, the Company announced that it believes there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted and the Company withdrew the IND for ZGN-1061 in September 2019. Therefore, the Company has determined that it is in the best interest of shareholders to evaluate strategic alternatives. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, or other strategic transaction involving the Company or its assets. There can be no assurance that the exploration of strategic alternatives will result in any transaction being entered into or consummated. In addition to evaluating strategic alternatives, in September 2019, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with its needs, which in combination with the July restructuring actions and other attrition in 2019, resulted in a 70% reduction in workforce and closure of its San Diego facility (See Note 10).

The Company was also co-sponsoring a four-year natural history study which was designed to advance understanding of the medical history of and medical events in people with Prader-Willi syndrome in collaboration with the Foundation for Prader-Willi Research (“FPWR”). In October 2019, the Company transferred the study sponsorship and all of the associated rights to the study data to FPWR.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Future product candidates will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

There can be no assurance that the Company’s future product candidates’ research and development, if any, will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any product candidates developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of $389.1 million. From its inception through September 30, 2019, the Company received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offerings in January 2015 and July 2018. On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. As disclosed in Note 5 to the condensed consolidated financial statements, the Company has a term loan with an aggregate principal balance of $16.4 million as of September 30, 2019. The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of September 30, 2019, was approximately $17.2 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loan prior to scheduled maturity dates. The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the amounts due under the Term Loan. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million. The Company has estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or the Company’s related assessment could change in the future, which in turn would impact the classification of the debt balances. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.

On September 17, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days, or until March 16, 2020, to regain compliance with the minimum bid price rule. The Company is actively monitoring its stock price and will consider any and all options available to the Company to maintain compliance. The alternatives to trading on the Nasdaq Capital Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if we fail to regain compliance with the minimum bid price rule.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $82.0 million as of September 30, 2019 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate future product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2019 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018 have been made. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company classifies its marketable debt securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

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

The Company excluded the following common stock equivalents, outstanding as of September 30, 2019 and 2018, from the computation of diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of September 30,
	2019	2018
Options to purchase common stock	5,118,280	5,676,861
Unvested restricted common stock	56,770	4,465
	5,175,050	5,681,326

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. This standard was effective for the Company in 2019. The adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2019.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2019 and December 31, 2018 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$33,344	$33,344	$—	$—
Commercial paper	700	—	700	—
Total cash equivalents	34,044	33,344	700	—

Marketable securities:
Commercial paper	13,479	—	13,479	—
Corporate bonds	13,169	—	13,169	—
U.S. Government securities	12,021	—	12,021	—
Total marketable securities	38,669	—	38,669	—
Total cash equivalents and marketable securities	$72,713	$33,344	$39,369	$—

	December 31, 2018
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$40,231	$40,231	$—	$—
Commercial paper	4,979	—	4,979	—
Total cash equivalents	45,210	40,231	4,979	—

Marketable securities:
Commercial paper	38,911	—	38,911	—
Corporate bonds	25,830	—	25,830	—
U.S. Government securities	3,994	—	3,994	—
Total marketable securities	68,735	—	68,735	—
Total cash equivalents and marketable securities	$113,945	$40,231	$73,714	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses and other approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Commercial paper (due within 1 year)	$13,479	$—	$—	$13,479
Corporate bonds (due within 1 year)	13,137	32	—	13,169
U.S. Government securities (due within 1 year)	12,011	10	—	12,021
	$38,627	$42	$—	$38,669

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Commercial paper (due within 1 year)	$38,921	$—	$(10)	$38,911
Corporate bonds (due within 1 year)	25,851	3	(24)	25,830
U.S. Government securities (due within 1 year)	3,995	—	(1)	3,994
	$68,767	$3	$(35)	$68,735

4. Accrued Expenses and Other

Accrued expenses and other consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Accrued research and development expenses	$310	$1,526
Accrued payroll and related expenses	798	2,291
Accrued professional fees	355	221
Accrued other	256	223
	$1,719	$4,261

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

Upon entering into the Term Loan, the Company became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at September 30, 2019 was 5.0%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, the Company, as borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which was $17.2 million and $21.0 million as of September 30, 2019 and December 31, 2018, respectively.

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

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million. The Company has estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or the Company’s related assessment could change in the future, which in turn would impact the classification of the debt balances.

As of September 30, 2019 and December 31, 2018, notes payable consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Notes payable	$16,364	$20,000
Less: current portion	(7,273)	(5,455)
Notes payable, net of current portion	9,091	14,545
Accretion related to final payment	1,075	640
Notes payable, long term	$10,166	$15,185

As of September 30, 2019, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2019 (October - December)	$1,818
2020	7,273
2021	7,273
Total	$16,364

During the three and nine months ended September 30, 2019, the Company recognized $0.4 million and $1.4 million, respectively, of interest expense related to the Term Loan. During the three and nine months ended September 30, 2018, the Company recognized $0.5 million and $1.4 million, respectively, of interest expense related to the Term Loan. The effective annual interest rate as of September 30, 2019 on the outstanding debt under the Term Loan was approximately 9.4%.

6. Stock-Based Awards

The Company’s 2014 Stock Option and Incentive Plan, as amended (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The Company has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. The Company also issues common stock under its 2014 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2019, 4,197,460 shares are available for grant under the 2014 Plan, including 1,491,488 shares automatically added to the 2014 Plan on January 1, 2019, and 69,531 shares are available for issuance to participating employees under the ESPP.

The following tables summarize the Company’s stock option activity since December 31, 2018 and through September 30, 2019:

	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	5,024,371	$8.85	7.6	$3,143
Granted	2,276,197	$4.00
Exercised	(10,667)	$0.75
Forfeited	(2,171,621)	$7.60
Outstanding as of September 30, 2019	5,118,280	$7.24	6.4	$—
Options exercisable as of September 30, 2019	2,701,812	$9.53	4.2	$—

The Company recorded stock-based compensation expense related to stock options, restricted common stock and the ESPP in the following expense categories within its condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$(359)	$1,027	$1,337	$4,263
General and administrative	963	1,173	3,218	3,074
	$604	$2,200	$4,555	$7,337

7. Commitments and Contingencies

Leases

On February 12, 2019, the Company entered into a lease with Shigo Center Plaza Owners, LLC, for approximately 17,705 square feet of office space for a new headquarters located at 3 Center Plaza, Boston, Massachusetts. The lease has a term of 124 months with an option to extend the lease for 60 additional months. As part of the agreement the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the condensed consolidated financial statements. Under the lease agreement, the Company will pay monthly rent beginning four months after the lease commencement, which was June 21, 2019, with total lease payments over the initial term of $10.7 million.

The Company also had a lease for office space in Boston, Massachusetts, effective as of July 28, 2014, with a term expiring July 31, 2020. On June 28, 2019, the Company amended the lease to terminate the lease effective as of June 30, 2019.

In March 2015, the Company entered into an operating lease for additional office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2020, and an option to extend this lease for three additional years. In addition, with the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on June 30, 2020, and the Company expects to receive approximately $0.1 million in sublease rental income from October 1, 2019 through the end of the sublease term.

In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term extended to expire on December 31, 2024.

The future minimum lease payments for the next five years and thereafter as of September 30, 2019, are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2019 (October - December)	193
2020	1,090
2021	1,120
2022	1,143
2023	1,165
Thereafter	6,585
Total lease payments	11,296
Less: imputed interest	(4,385)
Present value of lease liabilities	$6,911

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and thereafter as of December 31, 2018, were as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2019	$464
2020	226
2021	—
2022	—
2023	—
Thereafter	—
Total lease payments	$690

During the three months ended September 30, 2019 we incurred $0.2 million of lease expense associated with research and development and $0.2 million of lease expense associated with general and administrative activities. During the nine months ended September 30, 2019 we incurred $0.5 million of lease expense associated with research and development and $0.2 million of lease expense associated with general and administrative activities. The components of lease expense are as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2019	2019
	(in thousands)
Operating lease cost	$330	$577
Short-term lease cost	72	185
Sublease income	(28)	(83)
Total lease cost	$374	$679

During the three and nine months ended September 30, 2018 the Company recognized $0.1million and $0.3 million of rental expense related to office space, respectively.

The following table summarizes the presentation in our condensed consolidated balance sheet information related to our operating leases:

As of September 30,
2019
(in thousands)
Assets
Operating lease right-of-use assets	$7,172
Liabilities
Operating lease liabilities, short-term	409
Operating lease liabilities, long-term	6,502
Total operating lease liabilities	$6,911

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of September 30,
2019
Weighted average remaining lease term in years	9.73
Weighted average discount rate	11.1%

Supplemental cash flow information related to leases was as follow:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2019	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$216
Investing cash flows from operating leases	287	586
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	6,817

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

As of September 30, 2019, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the FDA approval of a New Drug application (“NDA”)), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any, and is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology.

There were no milestones achieved during the three and nine months ended September 30, 2019 and 2018 and the development related to this technology is no longer active. As of September 30, 2019, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 or December 31, 2018.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of September 30, 2019.

8. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three and nine months ended September 30, 2019 and 2018, the Company recognized less than $0.1 million and $0.2 million, respectively, of expense related to its contributions to the 401(k) plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities through December 31, 2018 and 41% beginning January 1, 2019. For the three months ended September 30, 2019 and 2018, less than $0.1 million and $0.3 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, $0.2 million and $1.3 million, respectively, were recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. These amounts represented 41% and 43.5%, respectively, of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended September 30, 2019 and 2018, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of less than $0.1 million related to this tax incentive receivable. For the nine months ended September 30, 2019 and 2018, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of less than $0.1 million and $0.1 million, respectively, related to this tax incentive receivable. As of September 30, 2019 and December 31, 2018, the Company’s tax incentive receivable from the Australian government was $0.2 million and $1.5 million, respectively.

10. Restructuring

In September 2019, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s September 5, 2019 announcement regarding the low probability of resolving the clinical hold of ZGN-1061 in the near-term and that the Company will be seeking strategic alternatives.

Under the restructuring plan and a previously announced July 2019 restructuring, the Company reduced its workforce by 20 employees (approximately 63% of total employees) and closed its office in San Diego, California. Affected employees are eligible to receive severance payments and outplacement services in connection with the reduction. In the three months ended September 30, 2019, the Company recorded aggregate restructuring charges of approximately $4.0 million related to contract termination, closing of its office in San Diego, severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three months ended September 30, 2019, $0.3 million of the estimated restructuring charges were paid. The Company expects the remaining accrued restructuring costs of $3.6 million will be paid in the next 12 months.

The following table shows the total amount expected to be incurred and the liability related to the 2019 restructuring as of September 30, 2019:

	One-Time
	Employee	Contract
	Termination	Termination	Total
	Benefits	Costs	Expenses
	(in thousands)
Accrued restructuring costs beginning balance	$—	$—	$—
Restructuring charges incurred during the period	2,512	1,427	3,939
Amounts paid during the period	(248)	(72)	(320)
Accrued restructuring costs as of September 30, 2019	$2,264	$1,355	$3,619

The following table summarizes the restructuring charges by category for the periods indicated:

	Cash	Non-Cash	Total
	(in thousands)
Research and Development	$3,846	$80	$3,926
General and Administrative	93	—	$93
	$3,939	$80	$4,019

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

Overview

We are a biopharmaceutical company that has leveraged our proprietary methionine aminopeptidase 2, or MetAP2, biology platform to pioneer the study of MetAP2 inhibitors in both common and rare metabolic disorders.

Our prior lead product candidate, ZGN-1061, is a MetAP2 inhibitor that was in Phase 2 clinical development for the treatment of type 2 diabetes and other related metabolic disorders. In November 2018, we received a letter from the U.S. Food and Drug Administration, or FDA, placing a full clinical hold on the investigational new drug application, or IND. for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular, or CV, safety risk based on our prior compound. In July 2019, we reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from our newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as we worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, on September 5, 2019, we announced that we believe there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted and we withdrew the IND for ZGN-1061 in September 2019. Therefore, we have determined that it is in the best interest of shareholders to evaluate strategic alternatives. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, or other strategic transaction involving us or our assets. There can be no assurance that the exploration of strategic alternatives will result in any transaction being entered into or consummated. In addition to evaluating strategic alternatives, in September 2019, our Board of Directors approved a restructuring plan to reduce operating costs and better align our workforce with its needs. The reduction in workforce includes reducing employees by approximately 48%, and when combined with the reduction in workforce announced on July 24, 2019 and other attrition in 2019, results in a total reduction of employees of approximately 70%. Annual personnel cost savings from the restructuring activities is expected to be approximately $5.6 million.

We were also co-sponsoring a four-year natural history study which was designed to advance understanding of the medical history of and medical events in people with Prader-Willi syndrome, or PWS, in collaboration with the Foundation for Prader-Willi Research, or FPWR. In October 2019, we transferred the study sponsorship and all of the associated rights to the study data to FPWR.

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

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $389.1 million as of September 30, 2019. Our net loss was $38.2 million for the nine months ended September 30, 2019 and $61.4 million for the year ended December 31, 2018. These losses have resulted principally from costs incurred in connection with in-licensing of technology, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

In September 2019, we announced plans to explore strategic options to maximize shareholder value and these efforts are ongoing. The potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, or other strategic transaction involving our assets. As a result, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public equity, private equity, debt financings, or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our future product candidates, if any, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our operating expenses, capital expenditure requirements and minimum liquidity requirements associated with our debt facility for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

Based on the preliminary results from the ZGN-1061 in vivo study, we announced that we believe there is a low probability of resolving the clinical hold on ZGN-1061 in the near-term. Therefore, we have determined that it is in the best interest of stockholders to expand our internal corporate development efforts and formally evaluate strategic alternatives.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax, corporate development costs for strategic alternatives and legal services, including legal expenses to pursue patent protection of our intellectual property.

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

Interest expense. Interest expense during the three and nine months ended September 30, 2019 and 2018 relates to the loan and security agreement with Silicon Valley Bank, or the Term Loan, of $20.0 million, which closed on December 29, 2017. The Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

Foreign currency losses, net. Foreign currency transaction losses, net, consists of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government. We currently do not engage in hedging activities related to our foreign currency-denominated receivables and payables; as such, we cannot predict the impact of future foreign currency transaction gains and losses on our operating results. See “—Quantitative and Qualitative Disclosures about Market Risk.”

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

Results of Operations

Comparison of three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	5,260	11,830	(6,570)
General and administrative	3,627	3,339	288
Restructuring charges	4,019	—	4,019
Total operating expenses	12,906	15,169	(2,263)
Loss from operations	(12,906)	(15,169)	2,263
Other income (expense):
Interest income	451	623	(172)
Interest expense	(426)	(475)	49
Foreign currency transaction losses, net	(33)	(46)	13
Total other income (expense), net	(8)	102	(110)
Net loss	$(12,914)	$(15,067)	$2,153

Research and development expenses

	Three Months Ended September 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
MetAP2 inhibitors	$3,805	$7,453	$(3,648)
Unallocated expenses:
Personnel related	819	2,009	(1,190)
Non-cash stock-based compensation	(358)	1,027	(1,385)
Consultants	520	639	(119)
Other	474	702	(228)
Subtotal	1,455	4,377	(2,922)
Total research and development expenses	$5,260	$11,830	$(6,570)

Research and development expenses for the three months ended September 30, 2019 decreased $6.6 million compared to the three months ended September 30, 2018. The decrease was primarily due to decreased costs of $3.6 million associated with our MetAP2 inhibitors and $2.9 million associated with our unallocated expenses. Costs associated with MetAP2 inhibitors decreased as a result of lower spend to resolve the FDA clinical hold. In addition, during 2019 we were not conducting a clinical trial; whereas, in 2018 we were conducting a Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand.

Unallocated expenses decreased to $1.5 million for the three months ended September 30, 2019 compared to $4.4 million for the same period of 2018 primarily due to a decrease of $1.4 million in non-cash stock-based compensation. Non-cash stock-based compensation has decreased for the three months ended September 30, 2019 primarily due to turnover and restructuring activities, which also resulted in the reversal of the expenses incurred on unvested stock options and restricted stock units. Additionally, there was a decrease of $1.2 million in personnel related costs primarily due to the reduction in the number of employees as a result of the restructuring activities and turnover in the third quarter of 2019.

General and administrative expenses

	Three Months Ended September 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related	$810	$795	$15
Non-cash stock-based compensation	963	1,173	(210)
Professional fees	1,137	848	289
Other	717	523	194
Total general and administrative expenses	$3,627	$3,339	$288

General and administrative expenses for the three months ended September 30, 2019 increased $0.3 million compared to the three months ended September 30, 2018. The increase was primarily due to an increase in professional fees of $0.3 million associated with fees related to strategic alternative activities and legal fees.

Restructuring charges

Restructuring charges were approximately $4.0 million for the three months ended September 30, 2019. We did not have any restructuring charges during the prior year. During the three months ended September 30, 2019, we commenced a restructuring plan that consisted of a workforce reduction of 20 positions and the termination of ongoing research, in order to conserve cash while we continue to evaluate strategic alternatives.

Restructuring charges for the three months ended September 30, 2019, in connection with the workforce reduction, comprised principally of bi-monthly severance payments, one-time severance payments and benefits continuation costs, were approximately $2.5 million of which approximately $0.2 million was paid during the three months ended September 30, 2019.

Restructuring charges for the three months ended September 30, 2019, in connection with contract termination costs, comprised principally of the termination of research and development contracts that no longer provided value to us. These terminations costs were approximately $1.4 million of which approximately $0.1 million was paid during the three months ended September 30, 2019.

Other income (expense), net

Interest expense. Interest expense for the three months ended September 30, 2019 and 2018 was $0.4 million and $0.5 million, respectively. Interest expense for the three months ended September 30, 2019 and 2018 is primarily related to the Term Loan of $20.0 million, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method.

Interest income. Interest income of $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction losses, net. We had foreign currency transaction losses of less than $0.1 million for the three months ended September 30, 2019 and 2018. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Results of Operations

Comparison of nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	23,463	36,472	(13,009)
General and administrative	10,891	9,959	932
Restructuring charges	4,019	—	4,019
Total operating expenses	38,373	46,431	(8,058)
Loss from operations	(38,373)	(46,431)	8,058
Other income (expense):
Interest income	1,654	1,214	440
Interest expense	(1,404)	(1,399)	(5)
Foreign currency transaction losses, net	(32)	(182)	150
Total other income (expense), net	218	(367)	585
Net loss	$(38,155)	$(46,798)	$8,643

Research and development expenses

	For the Nine Months Ended September 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
MetAP2 inhibitors	$13,324	$22,186	$(8,862)
Unallocated expenses:
Personnel related	5,396	6,606	(1,210)
Non-cash stock-based compensation	1,337	4,263	(2,926)
Consultants	1,960	1,746	214
Other	1,446	1,671	(225)
Subtotal	10,139	14,286	(4,147)
Total research and development expenses	$23,463	$36,472	$(13,009)

Research and development expenses for the nine months ended September 30, 2019 decreased $13.0 million compared to the nine months ended September 30, 2018. The decrease was primarily due to decreased costs of $8.9 million associated with our MetAP2 inhibitors program, and a decrease in our unallocated expenses of $4.1 million.

Costs associated with our MetAP2 inhibitors program decreased to $13.3 million for the nine months ended September 30, 2019, compared to $22.2 million for the same period of 2018. Costs associated with MetAP2 inhibitors decreased as a result of lower spend to resolve the FDA clinical hold. In addition, we were not conducting any clinical trials during this period; whereas, in 2018 we were conducting a Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand.

Unallocated expenses decreased to $10.1 million for the nine months ended September 30, 2019 compared to $14.3 million for the same period of 2018 primarily due to a decrease of $2.9 million in non-cash stock-based compensation. Non-cash stock-based compensation has decreased for the nine months ended September 30, 2019 primarily due to turnover and restructuring activities at the Company. Additionally, there was a decrease of $1.2 million in personnel related costs primarily due to the reduction in the number of employees as a result of restructuring activities and turnover during 2019.

General and administrative expenses

	Nine Months Ended September 30,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related	$2,639	$2,181	$458
Non-cash stock-based compensation	3,218	3,074	144
Professional fees	3,278	3,175	103
Other	1,756	1,529	227
Total general and administrative expenses	$10,891	$9,959	$932

General and administrative expenses for the nine months ended September 30, 2019 increased $0.9 million compared to the nine months ended September 30, 2018. The increase was due to an increase in personnel related costs of $0.5 million, non-cash stock-based compensation of $0.1 million, professional fees of $0.1 million and other costs of $0.2 million. Personnel related costs increased as a result of new hires during 2018. Non-cash stock-based compensation increased by $0.1 million as a result of new hires in late 2018. Professional fees increased as a result of strategic alternatives activities and legal fees. Personnel related costs primarily increased due to restructuring activities. Other expenses increased due to facility related costs associated with our lease at 3 Center Plaza.

Other income (expense), net

Interest expense. Interest expense for the nine months ended September 30, 2019 and 2018 was $1.4 million. Interest expense for the nine months ended September 30, 2019 and 2018 is primarily due to the Term Loan, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method.

Interest income. Interest income of $1.7 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction losses, net. We had foreign currency transaction losses, net, of less than $0.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and marketable securities totaling $82.0 million and outstanding principle balance on the Term Loan of $16.4 million. We invest our cash in money market funds, commercial paper, corporate bonds and U.S. government securities, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2019, we had an accumulated deficit of $389.1 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. In June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs paid by us.

On December 29, 2017, we entered into the Term Loan, which provided for borrowings of $20.0 million. On December 29, 2017, we received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of our personal property, other than our intellectual property.

Upon entering into this Term Loan, we became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 5.0% as of September 30, 2019. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of September 30, 2019 and December 31, 2018 was $17.4 million and $21.0 million, respectively.

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

There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering or granting a security interest in our intellectual property, incurring indebtedness or liens, paying dividends, making certain investments, limiting the aggregate value of cash maintained by our Australian subsidiary not to exceed $4.0 million and certain other business transactions.

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million. We have estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or our related assessment could change in the future, which in turn would impact the classification of the debt balances.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(30,977)	$(39,653)
Net cash provided by (used in) investing activities	29,823	(21,134)
Net cash (used in) provided by financing activities	(3,501)	65,151
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,655)	$4,364

Net cash used in operating activities

During the nine months ended September 30, 2019, operating activities used $31.0 million of cash, resulting from our net loss of $38.2 million, partially offset by changes in our operating assets and liabilities of $3.1 million and by non-cash charges of $4.1 million. Our net loss was primarily attributed to research and development activities related to our ZGN-1061 program, our MetAP2 programs, restructuring charges and our general and administrative expenses. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2019, consisted primarily of a $3.6 million increase in accrued restructuring costs, a decrease in our tax incentive receivable of $1.3 million and $0.5 million decrease in prepaid expenses and other current assets, which were partially offset by a decrease in our accrued expenses and other of $1.8 million and $0.6 million decrease in accounts payable. Our net non-cash charges during the nine months ended September 30, 2019, consisted primarily of stock-based compensation expense of $4.6 million and depreciation of $0.2 million, which was partially offset by amortization of discount on marketable securities of $0.7 million.

During the nine months ended September 30, 2018, operating activities used $39.7 million of cash, resulting from our net loss of $46.8 million, partially offset by non-cash charges of $7.2 million and changes in our operating assets and liabilities of $(0.1) million. Our net loss was primarily attributed to research and development activities related to our MetAP2 programs and our general and administrative expenses. Our net non-cash charges during the nine months ended September 30, 2018, consisted primarily of stock-based compensation expense of $7.3 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2018, consisted primarily of a $0.5 million increase in prepaid expenses and other current assets, $0.4 million decrease in accounts payable and $0.3 million increase in tax incentive receivable, partially offset by a $1.1 million increase in accrued expenses.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2019, investing activities provided $29.8 million of cash resulting from the proceeds from sales and maturities of marketable securities of $101.9 million, offset by the purchases of marketable securities of $71.0 million, purchases of property and equipment of $0.5 million and purchases of right-of-use assets of $0.6 million associated with our build out of 3 Center Plaza.

During the nine months ended September 30, 2018, investing activities used $21.1 million of cash resulting from the purchases of marketable securities of $106.0 million, offset by the proceeds from sales and maturities of marketable securities of $84.9 million.

Net cash (used in) provided by financing activities

During the nine months ended September 30, 2019, we used $3.6 million in financing activities for payments related to our notes payable, partially offset by $0.1 million received from proceeds from the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the nine months ended September 30, 2018, net cash provided by financing activities of $65.2 million was the result of net proceeds of $64.6 million from our July 2, 2018 public offering of common stock and $0.6 million relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

Operating Capital Requirements and Liquidity

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute their ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our future product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves. Our future capital requirements will depend on many factors, including:

•	our ability to consummate a strategic alternative transaction, if any, and the timing of any such strategic alternative;
•

our ability to resolve the deficiencies and regain compliance with the minimum bid price requirements of our common stock as set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq;

•	the number and characteristics of any future product candidates we develop or may acquire;
•	the scope, progress, results and costs of researching and developing any future product candidates, and conducting nonclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidate;
•	the cost of manufacturing any future product candidates and any products that may achieve regulatory approval;
•	the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report for the year ended December 31, 2018, except as noted below:

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

Nasdaq Delisting Notice

On September 17, 2019, we received written notice, or the Notice, from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days.

We have 180 calendar days, or until March 16, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by March 16, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of Nasdaq, or the Staff, that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects. We will consider available options to resolve the deficiencies and regain compliance with all applicable Nasdaq Listing Rules.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of September 30, 2019 consisted of cash, corporate bonds, commercial paper, U.S. government securities and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of September 30, 2019, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction losses of less than $0.1 million were recorded for the three months ended September 30, 2019 and 2018. Net foreign currency transaction losses of less than $0.1 million and $0.2 million were recorded for the nine months ended September 30, 2019 and 2018, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of September 30, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the nine months ended September 30, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of September 30, 2019. We have experienced and will continue to experience fluctuations in our net loss as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently party to any material litigation or other material legal proceedings. In the future, we may become party to legal matters or claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

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

General Company-Related Risks

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

We have engaged an investment bank to conduct a review of strategic alternatives in an effort to maximize stockholder value. We have not set a timetable for completion of this exploratory process and cannot provide any assurances that the process will result in the consummation of a strategic transaction of any kind, or that we will not abandon the process. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determine that further disclosure is appropriate. The process of reviewing strategic alternatives may be time-consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Our ability to consummate a strategic transaction of any kind, depends on our ability to retain our employees required to explore and consummate a strategic transaction as previously announced.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to explore and consummate a strategic transaction, the loss of whose services may adversely impact the exploratory process and the ability to consummate a strategic transaction. On September 10, 2019, we announced a reduction in workforce that includes reducing employees by approximately 48%, and when combined with the reduction in workforce announced on July 24, 2019 and other attrition in 2019, resulted in a total reduction of employees of approximately 70%.

On September 10, 2019, we also announced a retention plan for the remaining executive officers and implemented retention plans for the other remaining employees that is designed to retain the employees required to explore and consummate a strategic transaction. We have entered into amendments to severance and change in control agreements with certain of our executive officers, but they may terminate their employment with us at any time.

With any change in leadership, there is also a risk to retention of employees, as well as the potential for disruption to our exploration and consummation of a strategic alternative as well as business operations, initiatives, plans and strategies.

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

Our internal computer systems, or those of our third-party contract research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our future product candidates.

Despite the implementation of security measures, our internal computer systems and those of our third-party contract research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure or accident, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of nonclinical or clinical trial data for our future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our future product candidates could be delayed.

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

The use of any future product candidates in clinical trials, if any, and the sale of any future product candidates, if developed and approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise who have come into contact with our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or death or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials;
•	substantial monetary awards to patients or other claimants;
•	decreased demand for our future product candidates following marketing approval, if obtained;
•	damage to our reputation and exposure to adverse publicity;
•	increased U.S. Food and Drug Administration, or FDA, warnings on product labels;
•	litigation costs;
•	distraction of management’s attention from our primary business;
•	loss of revenue; and
•	the inability to successfully commercialize our future product candidates, if approved.

We maintain product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for our future product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

Our future drug development programs and the potential commercialization of our future product candidates, if any, will require substantial additional cash to fund expenses. For our future product candidates, if any, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration for any future product candidates will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of our future product candidates for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition, such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities and require devotion of a substantial amount of our time to managing these expansion activities.

In addition, any future collaborations that we enter into for our future product candidates may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

Risks Related to Our Common Stock

We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Global Market and Nasdaq could delist our common stock.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. For example, in September 2019, we received a letter from the Listing Qualifications Department of the NASDAQ Global Market (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice, which for us is March 16, 2020, the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and its common stock will continue to be eligible for listing on Nasdaq, absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement within an allotted grace period, then under Nasdaq Listing Rule 5810(c)(3)(A)(i) we may transfer to The Nasdaq Capital Market, provided that we meet the applicable market value of the publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market and we notify Nasdaq of our intention to cure the deficiency during a second grace period. Following a transfer to The Nasdaq Capital Market, we may be afforded an additional 180-days to regain compliance with the Minimum Bid Price Requirement. If we do not regain our compliance with the Minimum Bid Price Requirement within the allotted grace period, our shares of common stock would be subject to delisting. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

We expect that our stock price will continue to fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2019 to September 30, 2019 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $5.30 to a low of $0.66 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans for, progress of, or results from nonclinical studies and clinical trials of our future product candidates;
•	the failure of the FDA to permit an investigational new drug application, or IND, to go into effect for our future product candidates;
•	the failure of the FDA or the European Medicines Agency, or EMA, to approve our future product candidates;
•	our ability to establish an adequate safety margin and profile for our future product candidates;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	regulatory or legal developments in the United States and other countries;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

As of October 31, 2019, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, EcoR1 Capital, LLC, 683 Capital Management, LLC, AIGH Capital Management, LLC, Armistice Capital, LLC, and Great Point Partners, LLC, represent beneficial ownership, in the aggregate, of approximately 50.3% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We cannot be certain that we will be able to successfully complete clinical trials for our product candidates, if any, obtain regulatory approval for any product candidates or successfully commercialize any product candidates, if approved.

Before our product candidates can be marketed, our IND application or other comparable regulatory approvals must go into effect permitting the conduct of clinical trials, and we must then successfully complete human testing. The FDA and other comparable foreign regulatory agencies must approve our New Drug Application, or NDA, or comparable regulatory submissions. Even after successful completion of clinical testing, there is a risk that the FDA or other regulatory agencies may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. Even if the FDA approves our NDA, we may be unable to successfully commercialize our product candidates.

It is possible that the FDA or other regulatory agencies will not approve any application that we may submit. It is possible that our product candidates may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our product candidates, if any. Any delay or failure in obtaining required approvals could have a material adverse effect on our business. This process can take many years and will likely require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Favorable results from nonclinical studies and clinical trials to date are not necessarily predictive of the results of additional nonclinical studies or later-stage clinical trials of our future product candidates, if any.

Favorable results from our nonclinical studies may not necessarily be predictive of the results from clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in nonclinical and early-stage clinical development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidates, beloranib and ZGN-1061, after achieving positive results in nonclinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of our future product candidates, if any. The setbacks in later-stage clinical development have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or understood adverse events. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our later-stage clinical trials of any future product candidates, the development timeline and regulatory approval and commercialization prospects for any future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Our future product candidates, if any, may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our future product candidates, if any, could cause us or regulatory authorities such as the FDA to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

Further, if any future product candidates receive marketing approval and we or others identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

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

Failures or delays in the commencement or completion of our clinical trials of our future product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and a Marketing Authorization Application, or MAA, to the EMA and, consequently, the ultimate approval and commercial marketing of our future product candidates. We do not know whether any clinical trials for our future product candidates will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, or other governing, may deny permission to begin or continue clinical trials, including for certain indications, we want to conduct;
•	delays in regulatory filings or receiving regulatory authorizations of IND applications, or clinical trial authorization applications, or CTAs, that may be required;
•	unfavorable results from our nonclinical studies, thus the FDA, or other applicable regulatory authorities, may require additional nonclinical studies;
•

delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;
•	difficulties obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites in the United States, or other country;
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

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
•

the FDA or the applicable regulatory authorities, may disagree with our clinical trial designs, our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials; and

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
•

inspection of the clinical trial operations or trial sites by the FDA or other applicable regulatory authorities, that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial clinical hold or a full clinical hold;

•	unforeseen safety issues, including any that could be identified in our nonclinical studies, adverse side effects or lack of effectiveness;
•	changes in government regulations or administrative actions;
•	problems with clinical supply materials; and
•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements, FDA guidance or guidance from other regulatory agencies or unanticipated events during our clinical trials of our future product candidates, may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our clinical trials may force us to adjust our clinical program. The FDA, the EMA, or the applicable regulatory authorities may impose additional clinical trial and/or nonclinical study requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007 and issued draft guidance on developing products for the treatment of diabetes in February 2008 but these guidance documents may be revised at any time. In December 2008, FDA established guidance on evaluating CV risk of new therapies for the treatment of type 2 diabetes. Amendments to our clinical trial protocols would require resubmission to the FDA or other the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or nonclinical studies, the commercial prospects for our future product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct any future clinical trials for our future product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to develop and obtain regulatory approval for or commercialize any future product candidates, and our business could be substantially harmed.

We entered into agreements with third-party CROs to provide monitors for and to manage data for our prior clinical trials. We relied heavily on these parties for execution of past clinical trials and may continue to rely on these parties for clinical trials for our future product candidates, if any, but we only control certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials in the future, if any, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with requirements for Good Clinical Practice, or GCPs, which are legal requirements enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites, IRBs, and other vendors that may be involved in the clinical development of new products. If we or our investigators or CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials, if any, may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials comply with GCPs. In addition, our future clinical trials, if any, must be conducted with products produced under current Good Manufacturing Practices, or cGMPs, regulations to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, up to and including, civil and criminal penalties.

Although we design our clinical trials, in the past, investigators and CROs have conducted all of our clinical trials. As a result, many important aspects of our drug development programs have been outside of our direct control. In addition, the investigators or CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of our future product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these investigators or CROs will devote to our future product candidates. If we are unable to rely on clinical data collected by our investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party investigators or CROs terminate, we may not be able to enter into arrangements with alternative investigators or CROs in a timely manner, or at all. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our future product candidates. As a result, our financial results and the commercial prospects for our future product candidates in the subject indications would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers, as well as on third parties for our supply chain, and if we experience problems with any third parties, or the actual demand for our future product candidates exceed our forecasts, the manufacture of adequate supplies of our future product candidates or products could be delayed.

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own manufacturing facilities for clinical or commercial operations. We have in the past relied on contract manufacturing organizations, or CMOs, for the chemical manufacture of active pharmaceutical ingredient and for the production of final product formulation and packaging for clinical trials, and expect to rely on CMOs for any future product candidate we are able to advance into clinical development. Although alternative third party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers should we commence clinical development of any future product candidate. We may encounter technical difficulties or delays in the transfer of manufacturing on a commercial scale to third party manufacturers. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of any product candidates, or market or distribute them.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates and could cause us to incur higher costs and prevent us from commercializing our product candidates successfully. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of products, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our future product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. If our CMOs cannot manufacture sufficient quantity to meet the demand for our product candidates after regulatory approval, there would be a shortage in supply which would negatively impact our revenue from the sale of our product candidates. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA.

Even if we receive marketing approval for a product candidate in the United States, we may never receive regulatory approval to market such product candidate outside of the United States.

We may pursue marketing approval for certain of our future product candidates in the United States, the EU and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or nonclinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. In addition, on March 20, 2017, the United Kingdom government started the process to leave the EU, or Brexit. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which EU laws to replace or replicate. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets.

Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even if we receive marketing approval for a product candidate, it may not achieve broad market acceptance, which would limit the revenue that we generate from its sales.

The commercial success of a product candidate, if developed and approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our future product candidates, if any, among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of a product candidate, if approved, will depend on a number of factors, including, among others:

•	the relative convenience and ease of administration of our future product candidates;
•	the prevalence and severity of any adverse side effects associated with a product candidate;
•	limitations or warnings contained in the labeling approved for a product candidate by the FDA, EMA, or other regulatory authorities, such as a “black box” warning;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;
•	pricing;
•	the effectiveness of our sales and marketing strategies;
•	our ability to increase awareness of a product candidate through marketing efforts;
•	our ability to obtain sufficient third party coverage or reimbursement;
•	the willingness of patients to pay out-of-pocket in the absence of third party coverage; and
•

the likelihood that the FDA may require development of a Risk Evaluation and Mitigation Strategies, or REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of our product candidates.

If a product candidate is approved but does not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue from a product candidate to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that a product candidate also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of a product candidate may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell a product candidate, we may not be able to generate any revenue.

We do not currently have an established infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market any future product candidate, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we receive marketing approval for any future product candidate, we may still face future development and regulatory difficulties.

Even if we receive marketing approval for a future product candidate, if any, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our product candidates, or may impose ongoing requirements for potentially costly post-approval studies. A product candidate will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage and promotion of the product and recordkeeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Additionally, the FDA may require post-marketing studies and/or post-marketing requirements that could represent and result in additional restrictions and/or limitations for the product.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with any future product candidate, such as adverse events of unanticipated severity or frequency, or problems with the facility where any future product candidate is manufactured, a regulatory agency may impose restrictions on a product candidate, the manufacturer or us, including requiring withdrawal of any future product candidate from the market or suspension of manufacturing. If we or the manufacturing facilities for a product candidate fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any future product candidates, if approved. Our future arrangements with third party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our future product candidates, if any, and if we obtain marketing approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we receive marketing approval for our future product candidates physicians may prescribe our product candidates, if any, to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and required that they enter into corporate integrity agreements with the Office of Inspector General of the Department of Health and Human Services, or OIG. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if approved, reimbursement policies could limit our ability to sell product candidates, if any, that we elect to sell on our own.

If approved by regulatory authorities, market acceptance and sales of product candidates, if any, that we elect to sell on our own will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for product candidates that we elect to sell on our own and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, product candidates, if any, that we elect to sell on our own. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize product candidates that we elect to sell on our own.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our future drug candidates, if any, and affect the prices we may obtain.

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

Facilitated regulatory pathways, such as but not limited to Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation, Priority Review, Accelerated Approval, PRIME, or regulatory incentives, such as but not limited to orphan drug designation, even if granted for any of our future product candidates, are pathways and incentives that may not be accepted/granted, may not lead to a faster development period, regulatory review or approval process, does not increase the likelihood that any of our future product candidates will receive marketing approval, and does not increase the likelihood of receiving benefits or exclusivities associated with any of these designations or pathways.

We may seek one or more facilitated regulatory pathways in the US, EU or other countries for some of our future product candidates. None of these pathways change the standards for product approval in any country. These facilitated regulatory pathways allow for increased interaction and communication between the health authorities (e.g., FDA and EMA) and the sponsor of clinical trials, can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens, and can allow for priority review and accelerated approval. Health authorities may not grant the requested designations, expedited pathways or other regulatory incentives. Even if granted, the receipt of the designations or the health authority support for expedited pathways or incentives  may not result in a faster development process, review or approval compared to therapies considered for approval under conventional health authority procedures and does not guarantee approval in any country nor does it guarantee granting of any associated exclusivities or other benefits. In addition, even if one or more of our future product candidates qualify for any facilitated regulatory pathways or regulatory incentives, the health authority may later decide that such product candidates no longer meet the conditions for qualification, may decide that the time period for review or approval will not be shortened or may decide that the criteria for receiving exclusivity or other benefits were not adequately met.

Our development programs for our future product candidates, if any, may require substantial financial resources and may ultimately be unsuccessful.

Satisfaction of FDA and certain European regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund operations for a period of at least one year from the issuance date of this Quarterly Report, but we will need to raise more funds to continue development and commercialization of our future product candidates, if any, which may not be easily available. Furthermore, we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of any future potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

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

Since our inception and until July 2016, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with hypothalamic injury-associated obesity, or HIAO. In December 2015, the FDA put the beloranib IND application on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery and development of novel and highly differentiated MetAP2 inhibitors. In July 2019, we reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from the our newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as we worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, we believe there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted. Therefore, we have determined that it is in the best interest of stockholders to expand our internal corporate development efforts and formally evaluate strategic alternatives. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, or other strategic transaction involving us or our assets.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offerings, and have incurred losses in each year since our inception. In July 2018, we sold 9,200,000 shares of our common stock at a price of $7.50 per share. Our net losses were $38.2 million for the nine months ended September 30, 2019 and $61.4 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $389.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for ZGN-1061, ZGN-1258, ZGN-1345, beloranib, ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses will increase over time in connection with the development of future product candidates. In addition, if and when we obtain marketing approval for a future product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses that would increase over time for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;
•	successfully submit IND applications that go into effect with the FDA to initiate clinical trials for our future product candidates;
•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our future product candidates in the indications we are pursuing;
•	commercialize our product candidates, if developed and approved, by developing a sales force or entering into collaborations with third parties; and
•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs when we prepare to commercialize our product candidates. Even if we initiate and successfully complete our clinical trials of our future product candidates, if any, and any product candidates are approved for commercial sale our product candidates, if any, may not be commercially successful drugs. Despite expending these costs. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing drugs is expensive. Depending on the status of regulatory approval or, if approved, commercialization of any of our future product candidates, as well as the progress we make in selling any of our future product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our future product candidates or otherwise expand more rapidly than we presently anticipate.

As of September 30, 2019, our cash, cash equivalents and marketable securities were $82.0 million and we have a Term Loan with an outstanding principal balance of $16.4 million. The Term Loan is collateralized by substantially all of our personal property, other than our intellectual property. Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of September 30, 2019 and December 31, 2018 was $17.2 million and $21.0 million, respectively.

Further, as part of the requirements of the Term Loan, we must maintain a balance of unrestricted cash, cash equivalents and marketable securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all of our cash, cash equivalents and marketable securities. If we do not meet this requirement it will not be considered an event of default provided we immediately secure 87.5% of the principal balance in a restricted cash account. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering or granting a security interest in our intellectual property, incurring indebtedness or liens, paying dividends, making certain investments, limiting the aggregate value of cash maintained by our Australian subsidiary not to exceed $4.0 million and certain other business transactions.

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million. We have estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or our related assessment could change in the future, which in turn would impact the classification of the debt balances.

We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our future product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidate or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. On November 9, 2018, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent. Through September 30, 2019 we have not sold any shares under the Sales Agreement. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish rights to our future product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect our future product candidates, if any, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

As of October 31, 2019, we own thirty-eight issued U.S. patents, all of which relate to our internal efforts to discover and discover MetAP2 inhibitors.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our future product candidates.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our future product candidates, are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered our future product candidates, our financial position and results of operations would also be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents include claims having a scope sufficient to protect our future product candidates;
•	we will be able to successfully develop and commercialize any future product candidates, if approved, before our relevant patents expire;
•	we were the first to make the inventions covered by each of our patents;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe our patents;
•	any of our patents will be found to ultimately be valid and enforceable;
•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or product candidates that are separately patentable; or
•	that our commercial activities or products, if any, will not infringe upon the patents of others.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing any future product candidates, if approved.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our future product candidates, if any, or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our future product candidates, if any.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease developing, selling or otherwise commercializing our future product candidates, if any;
•	cease preparations or developing of any future product candidates;
•	pay substantial damages for past use of the asserted intellectual property;
•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
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

We have not yet registered trademarks for a commercial trade name for our future product candidates and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for our future product candidates, if any. Any future trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of development and FDA marketing approval of our future product candidates, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price

Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the U.S. PTO during patent prosecution and additional procedures to attack the validity of a patent by U.S. PTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

Our employees have been previously employed, and may be employed in the future, at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize our future product candidates, which would materially adversely affect our business, financial condition and results of operations.

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

ZAFGEN, INC.

Date: November 6, 2019	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)