Form 10-K
period 2019-12-31
ZAFGEN, INC.
filed 2020-03-05
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $40.1 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 1, 2020, there were 37,469,596 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ZAFGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

PART I

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, cash forecasts and capital requirements;
•	our plans and expectations regarding the merger with Chondrial Therapeutics, Inc., including the expected completion of the merger;
•	our strategies, goals, prospects, plans, expectations, forecasts or objectives of with Chondrial Therapeutics, Inc. or the combined company;
•	regulatory and political developments in the United States and foreign countries;
•	our ability to obtain additional financing when needed;
•	the loss of our executive, financial and strategic alternatives teams;
•	potential de-listing from the NASDAQ Global Market; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

Our prior lead product candidate, ZGN-1061, is a MetAP2 inhibitor that was in Phase 2 clinical development for the treatment of type 2 diabetes and other related metabolic disorders. In November 2018, we received a letter from the U.S. Food and Drug Administration, or FDA, placing a full clinical hold on the investigational new drug application, or IND, for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular, or CV, safety risk based on our prior compound. In July 2019, we reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from our newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as we worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, on September 5, 2019, we announced that we believe there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted and we withdrew the IND for ZGN-1061 in September 2019. Therefore, we determined that it is in the best interest of shareholders to evaluate strategic alternatives and implemented a restructuring plan to reduce operating costs and better align our workforce with our needs.

Following an extensive process of evaluating strategic alternatives for the company and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on December 17, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial Therapeutics, Inc., or Chondrial, pursuant to which a wholly owned subsidiary of the company will merge with and into Chondrial, with Chondrial continuing as the surviving corporation of the merger and a wholly owned subsidiary of the company. Under the exchange ratio formula in the Merger Agreement, as of immediately after the merger, the former Chondrial securityholders are expected to own approximately 60% of the outstanding shares of our common stock on a fully-diluted basis and our stockholders as of immediately prior to the merger are expected to own approximately 40% of the outstanding shares of our common stock on a fully-diluted basis. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on the level of our net cash at the closing of the merger and certain other adjustments.

The Merger Agreement provides each of us and Chondrial with specified termination rights, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $3,375,000. In addition, in connection with certain terminations of the Merger Agreement, either party may be required to pay the other party’s third party expenses up to $350,000. In connection with the merger, we will seek to amend our certificate of incorporation to: (i) effect a reverse split of our common stock at a ratio to be determined by us and Chondrial, which is intended to ensure that the listing requirements of the Nasdaq Global Market are satisfied and (ii) change the name of Zafgen to “Larimar Therapeutics, Inc.”

Our and Chondrial’s obligations to consummate the merger are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of our stockholders and satisfaction of minimum net cash thresholds of $30,000,000 by us and not less than zero by Chondrial. The sole stockholder of Chondrial has approved the Merger Agreement. In connection with the execution of the Merger Agreement, we entered into stockholder support agreements with our current directors and certain officers and our largest stockholder, which collectively beneficially own or control an aggregate of approximately 9.7% of our outstanding shares of common stock. Each of the stockholders party to such stockholder support agreements has agreed to vote or cause to be voted, all of the shares of our common stock beneficially owned by such stockholder in favor of the stockholder proposals submitted at our stockholders meeting to be held in connection with the merger.

We expect to devote significant time and resources to the completion of the merger with Chondrial. However, there can be no assurance that such activities will result in the completion of the merger. Further, the completion of the merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

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

We have never generated any revenue and have incurred net losses in each year since our inception. We have an accumulated deficit of $396.4 million as of December 31, 2019. Our net loss was $45.4 million for the year ended December 31, 2019 and $61.4 million for the year ended December 31, 2018. These losses have resulted principally from costs incurred in connection with in-licensing of technology, research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public equity, private equity, debt financings, or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our future product candidates, if any, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our future product candidates, if any, or achieve commercial viability for any approved product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019 will enable us to fund our operating expenses, capital expenditure requirements and minimum liquidity requirements associated with our debt facility for a period of at least one year from the issuance date of this Annual Report. See “—Liquidity and Capital Resources.”

Sales and Marketing

Based on our early stage of development, we have not yet established commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical or biotechnology company. To develop the appropriate commercial infrastructure to launch our future product candidates, if any, we may either do so on our own or by establishing alliances with one or more pharmaceutical or other biotechnology company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Licenses

CKD License

In July 2009, we entered into an Exclusive License Agreement with Chong Kun Dang Pharmaceutical Corp. of South Korea, or CKD, pursuant to which we exclusively licensed beloranib from CKD on a worldwide basis, with the exception of South Korea. In consideration of such exclusive license, we paid an initial license fee to CKD, paid a one-time fee following initiation of a proof of concept trial, agreed to make milestone payments of up to $30.0 million (of which $7.5 million has been paid, including $3.3 million that was paid in the form of our common stock (valued at $3.6 million) as a result of an amendment to our license agreement and entry into a subscription agreement with CKD) to CKD upon the achievement of certain specified events, and agreed to pay a portion of sublicensing income to CKD. Furthermore, we agreed that if we receive marketing approval for beloranib, we will pay single-digit royalties to CKD based on annual net sales of beloranib on a country-by-country and product-by-product basis until the later to occur of (i) the expiration of the last to expire patent in such country within the CKD patent rights containing a valid claim covering beloranib or its use for which regulatory approval has been obtained in such country, or (ii) ten years from the first commercial sale of beloranib in such country. Pursuant to this agreement, we committed to using commercially reasonable efforts to develop and commercialize beloranib. During the fourth quarter of 2019 we terminated this agreement.

Children’s License

In January 2007, we entered into an Exclusive License Agreement with Children’s Medical Center Corporation, or Children’s, pursuant to which we exclusively licensed certain patent rights from Children’s on a worldwide basis. The licensed patent rights relate to decreasing the growth of fat tissue. In consideration of such exclusive license, we paid an initial license fee upon execution of the license to Children’s and annual maintenance fees through the fifth anniversary of the date of the license. We also agreed to make milestone payments to Children’s of up to $2.7 million (of which $0.4 million has been paid) with respect to the first licensed product and up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity upon the achievement of certain specified events and to pay a portion of sublicensing income to Children’s. We also agreed that this agreement will remain in effect for the longer of (i) 15 years or (ii) the life of the last expiring licensed patent, subject to earlier termination (x) by Children’s in the event of our insolvency or our failure to cure a breach within 60 days (30 days in the case of non-payment) of receiving written notice thereof, or (y) by us for any reason upon 120 days’ prior written notice. During the fourth quarter of 2019 we provided this written notice, indicating that this agreement will be terminated by the end of the first quarter of 2020.

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to cover our future product candidate, if any, and compositions, their methods of use and any other inventions that are important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

As of February 29, 2020, we own thirty-eight issued U.S. patents, all of which relate to our internal efforts to discover and discover MetAP2 inhibitors.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or U.S. PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued patents will expire on dates ranging from 2029 to 2036. However, the actual protection afforded by a patent varies on a claim by claim and country to country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs, if any, may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. PTO, to determine priority of invention.

Competition

The biopharmaceuticals industry is highly competitive. There are many public and private biopharmaceutical companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our future product candidates, if any, or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our future product candidates, if any, will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These competitors may develop and introduce products and processes comparable or superior to ours.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by such regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and applicable regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls, withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our future product candidates, if any, must be approved by the FDA through the New Drug Application, or NDA, process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

The data required to support an NDA is generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the nonclinical tests must comply with federal regulations, including GLPs, where applicable. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans in the United States. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the clinical trial to be suspended or terminated.

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

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug.  This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule for fiscal year 2020, the user fee for an application requiring clinical data, such as an NDA, is $2,942,965. PDUFA also imposes an annual prescription drug product program fee for human drugs of $325,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our future product candidates, if any, for seven years if a competitor obtains approval of the same drug product as defined by the FDA or if our product candidate, if any, is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, benefits.

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

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our future product candidates, if any, under development.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to future our manufacturing arrangements, if any; (ii) additions or modifications to product labeling; (iii) the voluntary recall or discontinuation of our future product candidates, if any; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our future product candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, minus any time the applicant did not act with due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

European Union Drug Development

In the EU our future products, if any, may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of nonclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the clinical trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit.

European Union Drug Review and Approval

In the U.K. and the European Economic Area, or EEA, which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

European Union Orphan Designation and Exclusivity

In the EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product.

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

Reimbursement

Sales of our future product candidates, if any, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services.

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our future product candidates, if any, or a decision by a third-party payor to not cover our future product candidates, if any, could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our future product candidates, if any, covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our future product candidates, if any, if any such product or the condition that it is intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our future product candidates, if any. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Since its enactment, there have been challenges to numerous aspects of the ACA, including efforts to repeal and replace the ACA, and the ACA has been modified in a number of respects. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devises. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and subsequently the lawsuit was dismissed on July 18, 2018. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces. Congress will likely consider other legislation to replace elements of the ACA. We cannot predict how the ACA, its possible repeal or replacement, any further action to modify the ACA, or the political uncertainty surrounding the ACA will affect our business.

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

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval of our future product candidates, if any, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Employees

As of March 1, 2020, we employed 7 full-time employees all of whom are in the general and administrative function. We have never had a work stoppage, and none of our employees is represented by a labor organization or is under any collective-bargaining arrangements. We consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive offices are located at 3 Center Plaza, Suite 610, Boston, MA 20108, and our telephone number is (617) 622-4003. Our website address is www.zafgen.com. We may post material information on our website, therefore please check our website to see if we have posted any material information.

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

Risks Related to the Merger

If the proposed merger with Chondrial is not consummated, our business could suffer materially and our stock price could decline.

The consummation of the proposed merger with Chondrial is subject to a number of closing conditions, including the approval by our stockholders, approval by NASDAQ of our application for initial listing of our common stock in connection with the merger, and other customary closing conditions. We are targeting a closing of the transaction in the second quarter of 2020.

If the proposed merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the proposed merger with Chondrial even if the merger is not consummated.
•

The merger agreement contains covenants relating to our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the merger agreement and the closing of the merger. As a result, significant business decisions and transactions before the closing of the merger require the consent of Chondrial. Accordingly, we may be unable to pursue business opportunities that would otherwise be in its best interest as a standalone company. If the merger agreement is terminated after we have invested significant time and resources in the transaction process, we will have a limited ability to continue its current operations without obtaining additional financing to fund our operations.

•	We could be obligated to pay Chondrial a $3,375,000 termination fee in connection with the termination of the merger agreement, depending on the reason for the termination.
•	We could be obligated to pay Chondrial a $350,000 expense reimbursement in connection with the termination of the merger agreement, depending on the reason for the termination.
•	Our collaborators and other business partners and investors in general may view the failure to consummate the merger as a poor reflection on its business or prospects.
•	Some of our suppliers, collaborators and other business partners may seek to change or terminate their relationships with us as a result of the proposed merger.
•

As a result of the proposed merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities. Additionally, pursuant to the merger agreement, all of our employees will be terminated effective as of the closing.

•	Our management team may be distracted from day to day operations as a result of the proposed merger.
•	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

In addition, if the merger agreement is terminated and our board of directors, or our Board, determines to seek another business combination, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger. In such circumstances, our Board may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the merger agreement.

If we do not successfully consummate the merger or another strategic transaction, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the merger will be completed. If the merger is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

The amount of merger consideration may vary depending on the amount of our net cash as of a certain determination date prior to closing and the date on which the closing occurs, which could result in our stockholders owning a smaller percentage of the combined company than expected.

Under the terms of the merger agreement, the number of shares of our common stock to be issued to Chondrial’s stockholder at the closing of the merger will be determined based on an exchange ratio, which will be calculated based on the total number of outstanding shares of our common stock and Chondrial common stock, each on a fully-diluted basis, and the respective valuations of Chondrial and us, as of immediately prior to the closing of the merger.  If the closing occurs on or before March 31, 2020 and there is no adjustment to the closing valuation of us (as described below), then immediately following the effective time of the merger, Chondrial’s stockholder  will own, or hold rights to acquire, 60% of the common stock of the combined company, on a fully-diluted basis, and our existing stockholders will own or hold rights to acquire 40% of the common stock of the combined company, on a fully-diluted basis.  The respective valuations of Chondrial and us, and the corresponding ownership percentages of Chondrial’s stockholder and our existing stockholders, may be adjusted upward or downward based on the date the closing occurs and the net cash balance (defined in the merger agreement as cash, cash equivalents and marketable securities minus certain outstanding liabilities) of us as of a determination date prior to the closing of the merger, and as a result, either our stockholders could own less of the combined company than expected. There can be no assurances as to our level of net cash between now and closing or as to the date the closing will occur.

Our net cash may be less than $30,000,000 at the closing of the merger, which would cause a condition to Chondrial’s obligation to consummate the merger to fail to be satisfied and may result in the termination of the merger agreement.

We are required to have a net cash balance of at least $30,000,000 at the closing of the merger as a condition to Chondrial’s obligation to consummate the merger. For purposes of the merger agreement, net cash is subject to certain reductions, including, without limitation, accounts payable, accrued expenses (except those related to the merger), current liabilities payable in cash, unpaid expenses related to the merger and certain other unpaid obligations, including outstanding lease obligations.  In the event that our net cash falls below this threshold, a condition to the Chondrial’s obligation to consummate the merger will fail to be satisfied and Chondrial will have the right to terminate the merger agreement at an outside date of September 17, 2020 (subject to extension as provided in the merger agreement) if our net cash continues to be lower than the $30,000,000 threshold.

Some of our officers and directors have conflicts of interest that may influence them to support or approve the merger.

Our officers and directors participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, their continued service as a director of the combined company, retention and severance benefits, the acceleration of restricted stock and option vesting and continued indemnification. These interests, among others, may influence our officers and directors to support or approve the merger.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between December 17, 2019, the date of the merger agreement, and the closing. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on us or Chondrial, to the extent they resulted from the following and do not have a materially disproportionate effect on us or Chondrial, as the case may be:

•	the announcement or pendency of the merger agreement or the transactions contemplated thereby;
•	the taking of any action, or the failure to take any action, by any party that is required to comply with the terms of the merger agreement;
•

any natural disaster or any act or threat of terrorism or war anywhere in the world, any armed hostilities or terrorist activities anywhere in the world, any threat or escalation or armed hostilities or terrorist activities anywhere in the world or any governmental or other response or reaction to any of the foregoing;

•	any change in generally accepted accounting principles or any change in applicable laws, rules or regulations or the interpretation thereof;
•	general economic or political conditions or conditions generally affecting the industries in which either party and its subsidiaries operate;
•	with respect to us, any change in the stock price or trading volume of our common stock;
•	with respect to us, subject to certain exceptions, a change in the listing status of our common stock on NASDAQ; or
•	with respect to Chondrial, any change in the cash position of Chondrial or its subsidiaries which results from operations in the ordinary course of business.

If adverse changes occur but we and Chondrial must still complete the merger, the combined company’s stock price may suffer.

The market price of the combined company’s common stock may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger for a number of reasons including if:

•	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;
•	the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•	investors react negatively to the effect on the combined company’s business and prospects from the merger.

Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price following the merger.

During the pendency of the merger, we may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the merger agreement.

Covenants in the merger agreement impede the ability of us or Chondrial to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the merger agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of our common stock, a tender offer for our common stock, a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to such party’s stockholders.

Because the lack of a public market for Chondrial common stock makes it difficult to evaluate the fairness of the merger, Chondrial’s stockholder may receive consideration in the merger that is greater than or less than the fair market value of Chondrial common stock.

The outstanding share capital of Chondrial is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Chondrial. Since the percentage of our equity to be issued to Chondrial’s stockholder was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued in connection with the merger will be greater than the fair market value of Chondrial. Alternatively, it is possible that the value of the shares of our common stock to be issued in connection with the merger will be less than the fair market value of Chondrial.

The combined company will incur significant transaction costs as a result of the merger, including investment banking, legal and accounting fees. In addition, the combined company will incur significant consolidation and integration expenses which cannot be accurately estimated at this time. These costs could include the possible relocation of certain operations from Massachusetts to other offices of the combined company as well as costs associated with terminating existing office leases and the loss of benefits of certain favorable office leases. Actual transaction costs may substantially exceed Chondrial’s estimates and may have an adverse effect on the combined company’s financial condition and operating results.

Failure of the merger to qualify as a reorganization within the meaning of Section 368(a) of the Code could harm the combined company.

The parties intend for the merger to qualify as a reorganization within the meaning of Section 368(a) of the Code, as amended. To comply with the requirements for a Section 368(a) reorganization, certain structural and other requirements for the transaction must be met; if not satisfied, Chondrial’s stockholder could be subject to tax liability.

The merger is expected to result in a limitation on our ability to utilize its net operating loss carryforward.

Under Section 382 of the Code, use of our net operating loss carryforwards, or NOL, will be limited if we experience an “ownership change.”  For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.  We are expected to experience an ownership change as a result of the merger and therefore its ability to utilize its NOLs and certain credit carryforwards remaining at the effective time will be limited.  The limitation will be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.  Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

Certain stockholders could attempt to influence changes which could adversely affect our operations, financial condition and the value of our common stock.

Our stockholders may from time-to-time seek to acquire a controlling stake, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, and could disrupt our operations and divert the attention of our Board and senior management from the pursuit of the proposed merger transaction. These actions could adversely affect our operations, financial condition, our ability to consummate the merger and the value of our common stock.

Chondrial and us may become involved in securities litigation or stockholder derivative litigation in connection with the merger, and this could divert the attention of our management and Chondrial management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. Chondrial and us may become involved in this type of litigation in connection with the merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business, Chondrial and the combined company.

Failure to complete the merger may result in us and Chondrial paying a termination fee or expenses to the other party and could harm the price of our common stock and the future business and operations of each company.

If the merger is not completed and the merger agreement is terminated under certain circumstances, we or Chondrial may be required to pay the other party a termination fee of $3,375,000 and/or an expense reimbursement of up to $350,000. Even if a termination fee or expense reimbursement is not payable in connection with a termination of the merger agreement, we and Chondrial will have incurred significant fees and expenses, which must be paid whether or not the merger is completed. Further, if the merger is not completed, it could significantly harm the market price of our common stock.

The exchange ratio is not adjustable based on the market price of our common stock so the merger consideration at the closing may have greater or lesser value than the market price at the time the merger agreement was signed.

The merger agreement has set the exchange ratio for Chondrial common stock, and the exchange ratio is based on the outstanding Chondrial common stock and our outstanding common stock, in each case immediately prior to the closing of the merger. Applying the exchange ratio formula in the merger agreement, the former Chondrial stockholders immediately before the merger are expected to own 60% of our outstanding capital stock immediately following the merger, and our stockholders immediately before the merger are expected to own approximately 40% of our outstanding capital stock immediately following the merger, subject to certain assumptions. Under certain circumstances further described in the merger agreement, however, these ownership percentages may be adjusted upward or downward based on the date the closing occurs and the cash levels of the respective companies at the closing of the merger, and as a result, our stockholders could own less of the combined company than expected.

Any changes in the market price of our common stock before the completion of the merger will not affect the number of shares of our common stock issuable to Chondrial’s stockholders pursuant to the merger agreement. Therefore, if before the completion of the merger the market price of our common stock declines from the market price on the date of the merger agreement, then Chondrial’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the merger agreement. Similarly, if before the completion of the merger the market price of our common stock increases from the market price of our common stock on the date of the merger agreement, then Chondrial’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the merger agreement. The merger agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Chondrial’s stockholders pursuant to the merger agreement.

Certain provisions of the merger agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the merger agreement.

The terms of the merger agreement prohibit each of us and Chondrial from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our Board determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with our Board fiduciary duties.

If the conditions to the merger are not met, the merger may not occur.

Even if share issuance and reverse stock split are approved by our stockholders and Chondrial’s, specified conditions must be satisfied or waived to complete the merger. These conditions are set forth in the merger agreement. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we and Chondrial each may lose some or all of the intended benefits of the merger.

General Company-Related Risks

Our ability to consummate the proposed merger with Chondrial, depends on our ability to retain our employees required to consummate a strategic transaction as previously announced.

Our ability to consummate the proposed merger with Chondrial depends upon our ability to retain our employees required to consummate a strategic transaction, the loss of whose services may adversely impact the ability to consummate the merger. On September 10, 2019, we announced a reduction in workforce that includes reducing employees by approximately 48%, and when combined with the reduction in workforce announced on July 24, 2019 and other attrition in 2019, resulted in a total reduction of employees of approximately 70%.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our future product candidates, if any and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate such businesses with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such transaction including the proposed merger with Chondrial, we will achieve the expected synergies to justify the transaction.

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

For our prior clinical trials, we have maintained product liability insurance coverage with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for our future product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). In 2017, our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $55.7 million and $57.0 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2019, we also had available tax credit carryforwards for federal and state income tax purposes of $17.9 million and $4.2 million, respectively, which begin to expire in 2026 and 2022, respectively. Under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Our follow-on public offering, initial public offering, or IPO, private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our follow-on public offering, IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. The reduction of the corporate tax rate under TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration. As of December 31, 2019, we had net operating loss carryforwards that were generated after December 31, 2017, of $21.2 million that do not expire.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration for any future product candidates will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our future product candidates, if any. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of our future product candidates for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our future product candidates, if any, or bring them to market and generate product revenue. In addition, such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities and require devotion of a substantial amount of our time to managing these expansion activities.

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

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2019 to December 31, 2019 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $5.30 to a low of $0.66 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	plans and expectations regarding the merger with Chondrial, including the expected completion of the merger;
•	plans for, progress of, or results from nonclinical studies and clinical trials of our future product candidates;
•	the failure of the FDA to permit an investigational new drug application, or IND, to go into effect for our future product candidates, if any;
•	the failure of the FDA or the European Medicines Agency, or EMA, to approve our future product candidates, if any;
•	our ability to establish an adequate safety margin and profile for our future product candidates, if any;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	regulatory or legal developments in the United States and other countries;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

As of March 1, 2020, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, 683 Capital Management, LLC, AIGH Capital Management, LLC, Renaissance Technologies LLC, Sphera Funds Management Ltd., and Sio Capital Management, LLC, represent beneficial ownership, in the aggregate, of approximately 48.1% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing our change of control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

We are a “smaller reporting company” and have availed ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company as long as our voting and non-voting common shares held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter; or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We may choose to take advantage of some, but not all, of the available exemptions for smaller reporting companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our shares price may be more volatile.

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

Our common stock is currently listed on The Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. On September 17, 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (Nasdaq) advising us that for 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5550(a)(1). However, on January 9, 2020, we were notified by Nasdaq that as of January 8, 2020 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the minimum bid price requirement. There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future.

 If in the future we are not able to maintain compliance with the minimum bid price requirement within an allotted grace period, our shares of common stock would be subject to delisting. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Risks Related to Product Development, Regulatory Approval and Commercialization

We cannot be certain that we will be able to successfully complete clinical trials for our future product candidates, if any, obtain regulatory approval for any product candidates or successfully commercialize any product candidates, if approved.

Before our future product candidates, if any, can be marketed, our IND application or other comparable regulatory approvals must go into effect permitting the conduct of clinical trials, and we must then successfully complete human testing. The FDA and other comparable foreign regulatory agencies must approve our New Drug Application, or NDA, or comparable regulatory submissions. Even after successful completion of clinical testing, there is a risk that the FDA or other regulatory agencies may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. Even if the FDA approves our NDA, we may be unable to successfully commercialize our product candidates.

It is possible that the FDA or other regulatory agencies will not approve any application that we may submit. It is possible that our future product candidates, if any, may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our future product candidates, if any. Any delay or failure in obtaining required approvals could have a material adverse effect on our business. This process can take many years and will likely require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Favorable results from nonclinical studies and clinical trials to date are not necessarily predictive of the results of additional nonclinical studies or later-stage clinical trials of our future product candidates, if any.

Favorable results from our nonclinical studies may not necessarily be predictive of the results from clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in nonclinical and early-stage clinical development. In particular, we have suffered significant setbacks in later-stage clinical trials of our former lead product candidates, beloranib and ZGN-1061, after achieving positive results in nonclinical and clinical development, and we cannot be certain that we will not face similar setbacks in our development of our future product candidates, if any. The setbacks in later-stage clinical development have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported or understood adverse events. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA and/or EMA approval. If we fail to produce positive results in our later-stage clinical trials of any future product candidates, if any, the development timeline and regulatory approval and commercialization prospects for any future product candidates, if any, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and a Marketing Authorization Application to the EMA and, consequently, the ultimate approval and commercial marketing of our future product candidates, if any. We do not know whether any clinical trials for our future product candidates will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA, or other applicable regulatory authorities, may deny permission to begin or continue clinical trials, including for certain indications, we want to conduct;
•	delays in regulatory filings or receiving regulatory authorizations of IND applications, or clinical trial authorization applications that may be required;
•	unfavorable results from our nonclinical studies, thus the FDA, or other applicable regulatory authorities, may require additional nonclinical studies;
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

•	difficulties in retaining or recruiting clinical investigators and/or patients in our future clinical trials;
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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBs or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data monitoring committee overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•

inspection of the clinical trial operations or trial sites by the FDA or other applicable regulatory authorities, that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial clinical hold or a full clinical hold;

•

unforeseen safety issues, including any that could be identified in our nonclinical studies or in the clinical studies of drugs in the same class as our future product candidates, adverse side effects or lack of effectiveness;

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

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our future clinical trials, if any, may force us to adjust our clinical program. The FDA, the EMA, or the applicable regulatory authorities may impose additional clinical trial and/or nonclinical study requirements. Amendments to our future clinical trial protocols would require resubmission to the FDA or other applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials and/or nonclinical studies, the commercial prospects for our future product candidates may be harmed and our ability to generate product revenue will be delayed.

We have relied on, and expect that we will continue to rely, on third parties to conduct any future clinical trials for our future product candidates, if any. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to develop and obtain regulatory approval for or commercialize any future product candidates, and our business could be substantially harmed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials in the future, if any, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs must comply with requirements for Good Clinical Practice, or GCPs, which are legal requirements enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites, IRBs, and other vendors that may be involved in the clinical development of new products. If we or our investigators or CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials, if any, may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials comply with GCPs. In addition, our future clinical trials, if any, must be conducted with products produced under current Good Manufacturing Practices, or cGMPs, regulations to assure the identity, strength, quality, and purity of our drug product candidates being used in the clinical trials, as well as the to-be-marketed formulation and product. Our failure or the failure of our CROs and/or contract manufacturing organizations, or CMOs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, up to and including, civil and criminal penalties.

Although we design our clinical trials, in the past, investigators and CROs have conducted all of our clinical trials. As a result, many important aspects of our drug development programs have been outside of our direct control. In addition, the investigators or CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA or comparable foreign laws and regulations during the conduct of our clinical trials. If the investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of our future product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these investigators or CROs will devote to our future product candidates. If we are unable to rely on clinical data collected by our investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers, as well as on third parties for our supply chain, and if we experience problems with any third parties, or the actual demand for our future product candidates, if any, exceed our forecasts, the manufacture of adequate supplies of our future product candidates or products could be delayed.

We do not own or operate facilities for the manufacture of our future product candidates, if any. We currently have no plans to build our own manufacturing facilities for clinical or commercial operations. We have in the past relied on contract manufacturing organizations, or CMOs, for the chemical manufacture of active pharmaceutical ingredient and for the production of final product formulation and packaging for clinical trials, and expect to rely on CMOs for any future product candidate we are able to advance into clinical development. Although alternative third party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers should we commence clinical development of any future product candidate. We may encounter technical difficulties or delays in the transfer of manufacturing on a commercial scale to third party manufacturers. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of any future product candidates, or market or distribute them.

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

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for a clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our future product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. If our CMOs cannot manufacture sufficient quantity to meet the demand for our product candidates after regulatory approval, there would be a shortage in supply which would negatively impact our revenue from the sale of our product candidates. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA.

Even if we receive marketing approval for a product candidate in the United States, we may never receive regulatory approval to market such product candidate outside of the United States.

We may pursue marketing approval for certain of our future product candidates in the United States, the EU and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries, including potential additional clinical trials and/or nonclinical studies. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. In addition, on January 31, 2020, the United Kingdom government completed the process to leave the EU, or Brexit. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which EU laws to replace or replicate. Marketing approval in one country does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we receive marketing approval for our future product candidates physicians may prescribe our product candidates, if any, to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and required that they enter into corporate integrity agreements with the Office of Inspector General of the Department of Health and Human Services. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Facilitated regulatory pathways, such as but not limited to Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation, Priority Review, Accelerated Approval, PRIME, or regulatory incentives, such as but not limited to orphan drug designation, are pathways and incentives that may not be accepted/granted, and even if granted for any of our future product candidates, may not lead to a faster development period, regulatory review or approval process, does not increase the likelihood that any of our future product candidates will receive marketing approval, and does not increase the likelihood of receiving benefits or exclusivities associated with any of these designations or pathways.

We may seek one or more facilitated regulatory pathways in the US, EU or other countries for some of our future product candidates. None of these pathways change the standards for product approval in any country. These facilitated regulatory pathways may allow for increased interaction and communication between the health authorities (e.g., FDA and EMA) and the sponsor of clinical trials, may help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens, and may allow for priority review and accelerated approval. Health authorities may not grant the requested designations, expedited pathways or other regulatory incentives. Even if granted, the receipt of the designations or the health authority support for expedited pathways or incentives  may not result in a faster development process, review or approval compared to therapies considered for approval under conventional health authority procedures and does not guarantee approval in any country nor does it guarantee granting of any associated exclusivities or other benefits. In addition, even if one or more of our future product candidates qualify for any facilitated regulatory pathways or regulatory incentives, the health authority may later decide that such product candidates no longer meet the conditions for qualification, may decide that the time period for review or approval will not be shortened or may decide that the criteria for receiving exclusivity or other benefits were not adequately met.

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

Since our inception and until July 2016, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with PWS and Phase 2 clinical development for the treatment of obesity in patients with hypothalamic injury-associated obesity. In December 2015, the FDA put the beloranib IND application on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery and development of novel and highly differentiated MetAP2 inhibitors. In November 2018, we received a letter from the FDA placing a full clinical hold on our IND for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of CV safety risks based on similar results seen in our prior compound. In July 2019, we reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from the our newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as we worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, on September 5, 2019, we announced that we believe there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted and we withdrew the IND for ZGN-1061 in September 2019. Therefore, we have determined that it is in the best interest of stockholders to expand our internal corporate development efforts and formally evaluate strategic alternatives. Following an extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on December 17, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial, pursuant to which a wholly owned subsidiary of the Company will merge with and into Chondrial, with Chondrial continuing as the surviving corporation and a wholly owned subsidiary of the Company and the combined publicly traded, clinical-stage biopharmaceutical company will operate under a new name, Larimar Therapeutics, Inc. We expect to devote significant time and resources to completion of this proposed transaction.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offerings, and have incurred losses in each year since our inception. In July 2018, we sold 9,200,000 shares of our common stock at a price of $7.50 per share. Our net losses were $45.4 million for the year ended December 31, 2019 and $61.4 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $396.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for ZGN-1061, ZGN-1258, ZGN-1345, beloranib, ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, if and when we obtain marketing approval for a future product candidate, we will incur significant sales, marketing and manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Developing drugs is expensive. Depending on the status of regulatory approval or, if approved, commercialization of any of our future product candidates, as well as the progress we make in selling any of our future product candidates, we will require additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our future product candidates or otherwise expand more rapidly than we anticipate.

As of December 31, 2019, our cash, cash equivalents and marketable securities were $70.3 million and we have a Term Loan with an outstanding principal balance of $14.5 million. The Term Loan is collateralized by substantially all of our personal property, other than our intellectual property. Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of December 31, 2019 and December 31, 2018 was $15.3 million and $21.0 million, respectively.

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

We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Annual Report. We expect to devote significant time and resources to completion of the proposed merger with Chondrial. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger ultimately may not deliver the anticipated benefits or enhance shareholder value. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our future product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. On November 9, 2018, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent. Through December 31, 2019 we have not sold any shares under the Sales Agreement. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish rights to our future product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect our future product candidates, if any, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Because we expect to complete the proposed merger with Chondrial, we are not pursuing additional patents and are not continuing to maintain issued patents or other intellectual property rights in the United States and elsewhere directed to MetAP2 inhibitors. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

As of February 29, 2020, we own thirty-eight issued U.S. patents, all of which relate to our internal efforts to discover and discover MetAP2 inhibitors.

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

Issued patents covering our future product candidates, if any, could be found invalid or unenforceable if challenged in court.

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

We have an exclusive license with Children’s Medical Center Corporation, which we have elected to terminate in the first quarter of 2020, pursuant to which we exclusively licensed certain patent rights relating to decreasing the growth of fat tissue, on a worldwide basis. We may enter into additional licenses for third-party intellectual property that are necessary or useful to our business. Current or future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, current or future licensors may decide to terminate our license at will. If successful, this could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

We have not yet registered trademarks for a commercial trade name for our future product candidates, if any, and failure to secure such registrations could adversely affect our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have leased approximately 17,705 square feet of office space at 3 Center Plaza, Boston, Massachusetts on February 12, 2019 with a term expiring on October 30, 2030.

We have leased approximately 2,976 square feet of office space at 175 Portland Street, 2nd Floor, Boston, Massachusetts, from April 15, 2015 to July 31, 2020, which, with the landlord’s consent, we have subleased to an unrelated third party beginning on January 1, 2017 and expiring on July 31, 2020.

We have also leased 3,079 square feet of office space in San Diego, California, from October 1, 2015 to September 30, 2019. In January 2019, we extended the lease with a new term expiring on December 31, 2024.

We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space would be available if needed.

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

On March 1, 2020, the last reported sales price of our common stock on the NASDAQ Global Market was $1.11 and as of March 1, 2020, there were approximately 19 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

On December 17, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial Therapeutics, Inc., or Chondrial, pursuant to which a wholly owned subsidiary of the company will merge with and into Chondrial, with Chondrial continuing as the surviving corporation and a wholly owned subsidiary of the company.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the merger, the former Chondrial securityholders are expected to own approximately 60% of the outstanding shares of our common stock on a fully-diluted basis and our stockholders as of immediately prior to the merger are expected to own approximately 40% of our outstanding shares of common stock on a fully-diluted basis. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on the level of our net cash at the closing of the merger and certain other adjustments.

The shares to be issued by us in the merger will be issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, because the offer and sale of such securities does not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act, and other applicable requirements were met.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	23,886	47,929	40,839	39,936	54,618
General and administrative	16,215	13,193	12,160	18,289	19,195
Restructuring charges	5,553	—	—	—	—
Total operating expenses	45,654	61,122	52,999	58,225	73,813
Loss from operations	(45,654)	(61,122)	(52,999)	(58,225)	(73,813)
Other income (expense):
Interest income	1,989	1,889	996	894	438
Interest expense	(1,766)	(1,898)	(165)	(529)	(806)
Foreign currency transaction gains (losses), net	25	(237)	140	(18)	(105)
Total other income (expense), net	248	(246)	971	347	(473)
Net loss	$(45,406)	$(61,368)	$(52,028)	$(57,878)	$(74,286)
Net loss per share - basic and diluted (1)	$(1.22)	$(1.90)	$(1.90)	$(2.12)	$(2.78)
Weighted average common shares outstanding, basic and diluted	37,347,199	32,228,721	27,433,239	27,297,934	26,756,000

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$70,261	$118,066	$102,052	$129,194	$185,079
Working capital (2)	59,313	108,024	97,632	121,005	171,567
Total assets	80,734	121,762	105,510	131,621	189,106
Notes payable, net of discount, long-term	8,464	15,185	20,000	—	3,453
Total stockholders’ equity	53,624	93,271	78,217	121,727	169,110

(1)	See Note 9 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

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

Our prior lead product candidate, ZGN-1061, is a MetAP2 inhibitor that was in Phase 2 clinical development for the treatment of type 2 diabetes and other related metabolic disorders. In November 2018, we received a letter from the U.S. Food and Drug Administration, or FDA, placing a full clinical hold on the investigational new drug application, or IND. for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular, or CV, safety risk based on our prior compound. In July 2019, we reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from our newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as we worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, on September 5, 2019, we announced that we believe there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted and we withdrew the IND for ZGN-1061 in September 2019. Therefore, we determined that it is in the best interest of shareholders to evaluate strategic alternatives and implemented a restructuring plan to reduce operating costs and better align our workforce with its needs.

Following an extensive process of evaluating strategic alternatives for the company and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on December 17, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial Therapeutics, Inc., or Chondrial, pursuant to which a wholly owned subsidiary of the company will merge with and into Chondrial, with Chondrial continuing as the surviving corporation and a wholly owned subsidiary of the company and the combined publicly traded, clinical-stage biopharmaceutical company will operate under a new name, Larimar Therapeutics, Inc. Under the exchange ratio formula in the Merger Agreement, as of immediately after the merger, the former Chondrial securityholders are expected to own approximately 60% of the outstanding shares of our common stock on a fully-diluted basis and our stockholders as of immediately prior to the merger are expected to own approximately 40% of the outstanding shares of our common stock on a fully-diluted basis. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on the level of our net cash at the closing of the merger and certain other adjustments. We expect to devote significant time and resources to completion of this proposed transaction, which we refer to as the Merger. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

The Merger Agreement provides each of us and Chondrial with specified termination rights, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $3,375,000. In addition, in connection with certain terminations of the Merger Agreement, either party may be required to pay the other party’s third party expenses up to $350,000. In connection with the merger, we will seek to amend our certificate of incorporation to: (i) effect a reverse split of our common stock at a ratio to be determined by us and Chondrial, which is intended to ensure that the listing requirements of the Nasdaq Global Market are satisfied and (ii) change the name of Zafgen to “Larimar Therapeutics, Inc.”

Our and Chondrial’s obligations to consummate the merger are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of our stockholders and satisfaction of minimum net cash thresholds of $30,000,000 by us and not less than zero by Chondrial. The sole stockholder of Chondrial has approved the Merger Agreement. In connection with the execution of the Merger Agreement, we entered into stockholder support agreements with our current directors and certain officers and our largest stockholder, which collectively beneficially own or control an aggregate of approximately 9.7% of our outstanding shares of common stock. Each of the stockholders party to such stockholder support agreements has agreed to vote or cause to be voted, all of the shares of our common stock beneficially owned by such stockholder in favor of the stockholder proposals submitted at our stockholders meeting to be held in connection with the merger.

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $396.4 million. From its inception through December 31, 2019, we have received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from our initial public offering, or IPO, in June 2014 and our follow-on offerings in January 2015 and July 2018. On July 2, 2018, we completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. We have a term loan with an aggregate principal balance of $14.5 million as of December 31, 2019. The loan agreement requires that us to maintain certain minimum liquidity at all times, which as of December 31, 2019, was approximately $15.3 million. If the minimum liquidity covenant is not met, we may be required to repay the loan prior to scheduled maturity dates. The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the amounts due under the Term Loan. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million. We have estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or our related assessment could change in the future, which in turn would impact the classification of the debt balances.

Based on our current operating plans, the Company believes its cash, cash equivalents and marketable securities of $70.3 million as of December 31, 2019 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Annual Report. Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. We expect to generate operating losses for the foreseeable future. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019 will enable us to fund our operating expenses, capital expenditure requirements and minimum liquidity requirements associated with our debt facility for a period of at least one year from the issuance date of this Annual Report. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception, and do not expect to generate any revenue from the sale of products in the near future as we have discontinued development of our product candidates.

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

General and Administrative Expenses. General and administrative expenses have consisted primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, information technology, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable securities. Our interest income has not been significant due to low interest earned on invested balances. We anticipate that our interest income will decrease as we continue to incur operating losses.

Interest expense. Interest expense during the year ended December 31, 2019 and December 31, 2018 relates to the loan and security agreement with Silicon Valley Bank, or the Term Loan, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

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

Income Taxes

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had net operating loss carryforwards that expire for federal and state income tax purposes of $55.7 million and $57.0 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2019, we had net operating loss carryforwards that were generated after December 31, 2017, of $21.2 million that do not expire. As of December 31, 2019, we also had available tax credit carryforwards for federal and state income tax purposes of $17.9 million and $4.2 million, respectively, which begin to expire in 2026 and 2022, respectively.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses have included fees paid to:

•	contract research organizations, or CROs, in connection with clinical trials;
•	investigative sites or other providers in connection with clinical trials;
•	vendors in connection with nonclinical development activities; and
•	vendors related to product candidate manufacturing, development and distribution of clinical supplies.

We have based our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements have been subject to negotiation, vary from contract to contract and have resulted in uneven payment flows. There have been instances in which payments made to our vendors have exceeded the level of services provided and resulted in a prepayment of the clinical expense, nonclinical expense, or manufacturing activities. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we have estimated the time period over which services were performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varied from our estimate, we adjusted the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may have varied and have resulted in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

The assumptions we used to determine the fair value of service-based stock options granted to employees and directors are as follows, presented on a weighted average basis:

	2019	2018	2017
Risk-free interest rate	2.49%	2.77%	2.10%
Expected term (in years)	6.17	6.17	6.17
Expected volatility	96%	100%	93%
Expected dividend yield	0%	0%	0%

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$1,322	$5,476	$4,138
General and administrative	4,175	4,151	4,163
	$5,497	$9,627	$8,301

As of December 31, 2019, we had unrecognized stock-based compensation expense related to our unvested service-based stock option awards of $6.1 million, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

As of December 31, 2019, we had unrecognized stock-based compensation expense related to our unvested market-based stock option awards of $0.7 million, which is expected to be recognized over the remaining weighted average vesting period of 0.8 years.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	23,886	47,929	(24,043)
General and administrative	16,215	13,193	3,022
Restructuring charges	5,553	—	5,553
Total operating expenses	45,654	61,122	(15,468)
Loss from operations	(45,654)	(61,122)	15,468
Other income (expense):
Interest income	1,989	1,889	100
Interest expense	(1,766)	(1,898)	132
Foreign currency transaction gains (losses), net	25	(237)	262
Total other income (expense), net	248	(246)	494
Net loss	$(45,406)	$(61,368)	$15,962

Research and development expenses

	Year Ended December 31,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
MetAP2 inhibitors	$13,338	$29,003	$(15,665)
Unallocated expenses:
Personnel related	5,656	8,955	(3,299)
Non-cash stock-based compensation	1,322	5,476	(4,154)
Consultants	1,977	2,231	(254)
Other	1,593	2,264	(671)
Subtotal	10,548	18,926	(8,378)
Total research and development expenses	$23,886	$47,929	$(24,043)

Research and development expenses for the year ended December 31, 2019 decreased $24.0 million compared to the year ended December 31, 2018. The decrease was primarily due to decreased costs of $15.7 million associated with our MetAP2 inhibitors and $8.4 million associated with our unallocated expenses. Costs associated with MetAP2 inhibitors decreased as a result of our decision to halt further development activities of MetAP2 inhibitors as a result of our withdrawal of the IND for ZGN-1061 in September 2019. In addition, during 2019 we were not conducting any clinical trials; whereas, in 2018 we were conducting a Phase 2 clinical trial of ZGN-1061 in Australia and New Zealand.

Unallocated expenses decreased to $10.5 million for the year ended December 31, 2019 compared to $18.9 million for the same period of 2018 primarily due to a decrease of $4.2 million in non-cash stock-based compensation. Non-cash stock-based compensation has decreased for the year ended December 31, 2019 primarily due to turnover and restructuring activities, which also resulted in the reversal of the expenses incurred on unvested stock options. There was a decrease of $3.3 million in personnel related costs primarily due to the reduction in the number of employees as a result of the restructuring activities in the third quarter of 2019 and turnover during 2019. Additionally, there was a decrease in consultants and other expenses of $0.3 million and $0.7 million, respectively, due to our decision to halt further development activities of MetAP2 inhibitors in September 2019.

General and administrative expenses

	Year Ended December 31,
			Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related	$3,990	$2,971	$1,019
Non-cash stock-based compensation	4,175	4,151	24
Professional fees	5,419	3,960	1,459
Other	2,631	2,111	520
Total general and administrative expenses	$16,215	$13,193	$3,022

General and administrative expenses for the year ended December 31, 2019 increased $3.0 million compared to the year ended December 31, 2018. The increase was due to an increase in personnel related costs of $1.0 million, professional fees of $1.5 million, other costs of $0.5 million and non-cash stock-based compensation of less than $0.1 million. Personnel related costs increased by $1.0 million primarily due to the payment of retention bonuses following the signing of the merger agreement and the timing of employee headcount hires made during 2018 and reductions in staff as a result of our restructurings in the third quarter of 2019. Professional fees increased by $1.5 million primarily due to banker and legal fees associated with the strategic alternative process announced in September 2019 and the subsequent signing of the merger agreement with Chondrial. Other general and administrative expenses increased primarily due to higher costs associated with director and officer insurance.

Restructuring charges

Restructuring charges were approximately $5.6 million for the year ended December 31, 2019. We did not have any restructuring charges during the prior year. During the year ended December 31, 2019, we commenced a restructuring plan that consisted of a workforce reduction of 23 positions and the termination of ongoing research, in order to conserve cash while we evaluated strategic alternatives.

Restructuring charges for the year ended December 31, 2019, in connection with the workforce reductions, were comprised principally of severance payments and benefits continuation costs, which totaled approximately $4.1 million of which approximately $1.4 million was paid during the year ended December 31, 2019.

Restructuring charges for the year ended December 31, 2019, in connection with contract termination costs, comprised principally of the termination of research and development contracts that no longer provided value to us. These terminations costs were approximately $1.4 million of which approximately $1.4 million was paid during the year ended December 31, 2019.

Other income (expense), net

Interest expense. Interest expense for the years ended December 31, 2019 and 2018 was $1.8 million and $1.9 million, respectively. Interest expense during the years ended December 31, 2019 and 2018 relates to the Term Loan, which closed on December 29, 2017. It bears variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

Interest income. Interest income of $2.0 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively, was related to interest earned on our marketable securities balances.

Foreign currency transaction gains (losses), net. We had foreign currency transaction gains of less than $0.1 million for the year ended December 31, 2019. We had foreign currency transaction losses of $0.2 million for the year ended December 31, 2018. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	47,929	40,839	7,090
General and administrative	13,193	12,160	1,033
Total operating expenses	61,122	52,999	8,123
Loss from operations	(61,122)	(52,999)	(8,123)
Other income (expense):
Interest income	1,889	996	893
Interest expense	(1,898)	(165)	(1,733)
Foreign currency transaction gains (losses), net	(237)	140	(377)
Total other income (expense), net	(246)	971	(1,217)
Net loss	$(61,368)	$(52,028)	$(9,340)

Research and development expenses

	Year Ended December 31,
			Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
MetAP2 inhibitors	$29,003	$25,030	$3,973
Unallocated expenses:
Personnel related	8,955	7,851	1,104
Non-cash stock-based compensation	5,476	4,138	1,338
Consultants	2,231	2,286	(55)
Other	2,264	1,534	730
Subtotal	18,926	15,809	3,117
Total research and development expenses	$47,929	$40,839	$7,090

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

Costs associated with our ZGN-1258 program for the year ended December 31, 2018 are associated with our advancement of the ZGN-1258 program in January 2018, and our nonclinical efforts for evaluation of ZGN-1258 initially in the treatment of people affected by PWS in the first quarter of 2018. Our research and development costs also increased for the year ended December 31, 2018 due to our research and development efforts in identifying ZGN-1345, an orally dosed MetAP2 inhibitor specifically targeting the liver. Our discovery and screening costs have increased slightly by $0.5 million from the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to the timing of expenses.

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

Costs associated with our ZGN-1061 program decreased period over period by $7.3 million, primarily due to a decrease in nonclinical and manufacturing costs of $7.6 million. During the year ended December 31, 2017, costs increased primarily as a result of additional nonclinical studies and drug product and drug substance activities, as we were planning for our ZGN-1061 Phase 2 clinical trial which commenced in the third quarter of 2017 in both Australia and New Zealand, for which we enrolled 137 patients in a 12-week clinical trial. Partially offsetting the decrease in nonclinical and manufacturing costs of our ZGN-1061 program was an increase in costs associated with our clinical trials for our ZGN-1061 program of $0.3 million. The expenses during the 2017 period were for final costs for a Phase 1 clinical trial of ZGN-1061 in the Netherlands, which was comprised of 39 patients in a single ascending dose, or SAD, portion and 29 patients in a multiple ascending dose, or MAD, portion, while the expenses during the 2018 period are for the larger Phase 2 clinical trial.

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

Foreign currency transaction (losses) gains, net. We had foreign currency transaction losses of $0.2 million and gains of $0.1 million for the years ended December 31, 2018 and 2017, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling $70.3 million. We invest our cash in money market funds, commercial paper, certificates of deposits, U.S. government securities and corporate bonds, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of December 31, 2019, we had an accumulated deficit of $396.4 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. In June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs paid by us.

On November 9, 2018, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent. Through December 31, 2019 we have not sold any shares under the Sales Agreement.

On December 29, 2017, we entered into a loan and security agreement with Silicon Valley Bank, or the Term Loan. The Term Loan provided for borrowings of $20.0 million. On December 29, 2017, we received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of our personal property, other than our intellectual property. As of December 31, 2019 we had an outstanding principle balance on the Term Loan of $14.5 million.

Upon entering into this Term Loan, we are obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 4.75% at December 31, 2019. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of December 31, 2019 was $15.3 million and as of December 31, 2018 was $21.0 million.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)

Net cash used in operating activities	$(40,783)	$(51,487)	$(43,784)
Net cash provided by (used in) investing activities	25,263	(6,867)	35,647
Net cash (used in) provided by financing activities	(5,261)	66,908	16,562
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,781)	$8,554	$8,425

Net cash used in operating activities

During the year ended December 31, 2019, operating activities used $40.8 million of cash, resulting from our net loss of $45.4 million, partially offset by non-cash charges of $5.0 million. Our net loss was primarily attributed to research and development activities related to our MetAP2 programs, restructuring charges and our general and administrative expenses. Our net non-cash charges during the year ended December 31, 2019, consisted primarily of stock-based compensation expense of $5.5 million. Net cash used in changes in our operating assets and liabilities during the year ended December 31, 2019, consisted primarily of a $5.1 million decrease in accounts payable and accrued expenses, a $1.3 million decrease in tax incentive receivable, partially offset by a $2.7 million increase in accrued restructuring and a $0.7 million decrease in prepaid expenses and other current assets.

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

Net cash provided by (used in) investing activities

During the year ended December 31, 2019, investing activities provided $25.3 million of cash resulting from the maturities of marketable securities of $109.5 million, which was partially offset by the purchases of marketable securities of $82.9 million, purchases of equipment of $0.8 million and purchases of right-of-use assets of $0.6 million associated with our build out of our offices at 3 Center Plaza.

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

Net cash (used in) provided by financing activities

During the year ended December 31, 2019, net cash used in financing activities of $5.3 million was the result of $5.5 million in financing activities for payments related to our notes payable, partially offset by $0.2 million received from proceeds from the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

During the year ended December 31, 2018, net cash provided by financing activities of $66.9 million was the result of net proceeds of $64.6 million from our July 2, 2018 public offering of common stock and $2.4 million relating to the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

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

Operating Capital Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute their ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our future product development or future commercialization efforts or grant rights to develop and market our future product candidates, if any, that we would otherwise prefer to develop and market ourselves. Our future capital requirements will depend on many factors, including:

•	our plans and expectations regarding the merger with Chondrial, including the expected completion of the merger;
•	our strategies, goals, prospects, plans, expectations, forecasts or objectives with Chondrial or the combined company;
•	the number and characteristics of any future product candidates we develop or may acquire;
•	the scope, progress, results and costs of researching and developing any future product candidates, and conducting nonclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidate;
•	the cost of manufacturing any future product candidates and any products that may achieve regulatory approval;
•	the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Since our inception in 2005, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $55.7 million and $57.0 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2019, we had net operating loss carryforwards that were generated after December 31, 2017, of $21.2 million that do not expire. As of December 31, 2019, we also had available tax credit carryforwards for federal and state income tax purposes of $17.9 million and $4.2 million, respectively, which begin to expire in 2026 and 2022, respectively We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than			More Than
	Total (2)	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease commitments (1)	$11,103	$1,090	$3,428	$3,373	$3,212
Debt commitments (2)	16,145	7,273	8,872	—	—
	$27,248	$8,363	$12,300	$3,373	$3,212

(1)

We have leased approximately 17,705 square feet of office space at 3 Center Plaza, Boston, Massachusetts on February 12, 2019 with a term expiring on October 30, 2030. We have leased approximately 2,976 square feet of office space at 175 Portland Street, 2nd Floor, Boston, Massachusetts April 15, 2015 to July 31, 2020, which, with the landlord’s consent, we have subleased to an unrelated third party beginning on January 1, 2017 and expiring on July 31, 2020. We have also leased 3,079 square feet of office space in San Diego, California, from October 1, 2015 to September 30, 2019. In January 2019, we extended this lease with a new term expiring on December 31, 2024.

(2)	Debt commitments include principal, interest, and an 8% final payment of the amounts drawn under the Term Loan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable securities as of December 31, 2019 consisted of cash, corporate bonds, commercial paper, certificates of deposits and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of December 31, 2019, the net fair value of our interest-sensitive financial instruments would result in a hypothetical decline of $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, and other providers related to our clinical trials that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our consolidated statement of operations. Net foreign currency transaction gains (losses) of less than $0.1 million, $(0.2) million and $0.1 million were recorded for the years ended December 31, 2019, 2018 and 2017, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of December 31, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the year ended December 31, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of December 31, 2019. We have experienced and will continue to experience fluctuations in our net loss as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Zafgen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zafgen Inc., and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
March 5, 2020

We have served as the Company's auditor since 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ZAFGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$27,211	$49,331
Marketable securities	43,050	68,735
Tax incentive receivable	243	1,536
Prepaid expenses and other current assets	999	1,728
Total current assets	71,503	121,330
Property and equipment, net	821	375
Operating lease right-of-use assets	7,051	—
Restricted cash	1,339	—
Other assets	20	57
Total assets	$80,734	$121,762
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$632	$3,590
Accrued expenses	1,190	4,261
Accrued restructuring costs	2,709	—
Operating lease liabilities, current	386	—
Notes payable, current	7,273	5,455
Total current liabilities	12,190	13,306
Notes payable, long-term	8,464	15,185
Operating lease liabilities	6,456	—
Total liabilities	27,110	28,491
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of and December 31, 2019 and 2018	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2019 and 2018; 37,446,498 and 37,287,221 shares issued and outstanding as of December 31, 2019 and 2018, respectively	37	37
Additional paid-in capital	449,903	444,212
Accumulated deficit	(396,351)	(350,945)
Accumulated other comprehensive income (loss)	35	(33)
Total stockholders' equity	53,624	93,271
Total liabilities and stockholders' equity	$80,734	$121,762

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$—
Operating expenses:
Research and development	23,886	47,929	40,839
General and administrative	16,215	13,193	12,160
Restructuring charges	5,553	—	—
Total operating expenses	45,654	61,122	52,999
Loss from operations	(45,654)	(61,122)	(52,999)
Other income (expense):
Interest income	1,989	1,889	996
Interest expense	(1,766)	(1,898)	(165)
Foreign currency transaction gains (losses), net	25	(237)	140
Total other income (expense), net	248	(246)	971
Net loss	$(45,406)	$(61,368)	$(52,028)
Net loss per share, basic and diluted	$(1.22)	$(1.90)	$(1.90)
Weighted average common shares outstanding, basic and diluted	37,347,199	32,228,721	27,433,239
Comprehensive loss:
Net loss	$(45,406)	$(61,368)	$(52,028)
Other comprehensive income:
Unrealized gain on marketable securities	68	25	22
Total other comprehensive income	68	25	22
Total comprehensive loss	$(45,338)	$(61,343)	$(52,006)

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2016	27,332,551	$27	$359,329	$(237,549)	$(80)	$121,727
Issuance of common stock upon exercise of stock options and employee stock purchase plan	136,992	—	195	—	—	195
Issuance of common stock	—	—	—	—	—	—
Issuance of restricted stock units	19,914	—	—	—	—	—
Stock-based compensation expense	—	—	8,301	—	—	8,301
Unrealized gain on marketable securities	—	—	—	—	22	22
Net loss	—	—	—	(52,028)	—	(52,028)
Balances at December 31, 2017	27,489,457	27	367,825	(289,577)	(58)	78,217
Issuance of common stock, net of issuance costs	9,200,000	9	64,401	—	—	64,410
Issuance of common stock upon exercise of stock options and employee stock purchase plan	578,842	1	2,359	—	—	2,360
Issuance of restricted stock units	18,922	—	—	—	—	—
Stock-based compensation expense	—	—	9,627	—	—	9,627
Unrealized gain on marketable securities	—	—	—	—	25	25
Net loss	—	—	—	(61,368)	—	(61,368)
Balances at December 31, 2018	37,287,221	37	444,212	(350,945)	(33)	93,271
Issuance of common stock upon exercise of stock options and employee stock purchase plan	143,360	—	194	—	—	194
Issuance of restricted stock units	15,917	—	—	—	—	—
Stock-based compensation expense	—	—	5,497	—	—	5,497
Unrealized gain on marketable securities	—	—	—	—	68	68
Net loss	—	—	—	(45,406)	—	(45,406)
Balances at December 31, 2019	37,446,498	$37	$449,903	$(396,351)	$35	$53,624

The accompanying notes are an integral part of these consolidated financial statements.

ZAFGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(45,406)	$(61,368)	$(52,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,497	9,627	8,301
Non-cash interest expense	—	—	13
Depreciation expense	263	261	188
Impairment of assets	80	—	—
Loss on disposal of fixed assets	20	—	—
Unrealized foreign currency transaction losses (gains)	5	76	(46)
Premium on marketable securities, net	(69)	(6)	(359)
Amortization of (discount) premium on marketable securities	(788)	(670)	246
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	729	199	(569)
Tax incentive receivable	1,288	(666)	(553)
Accounts payable	(2,958)	432	448
Accrued restructuring costs	2,709	—	—
Accrued expenses and other	(2,190)	628	575
Other assets	37	—	—
Net cash used in operating activities	(40,783)	(51,487)	(43,784)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	109,471	110,388	150,213
Purchases of marketable securities	(82,861)	(117,147)	(114,511)
Purchases of property and equipment	(764)	(108)	(55)
Proceeds from sales of property and equipment	3	—	—
Payments for leasehold improvements on right-of-use assets	(586)	—	—
Net cash provided by (used in) investing activities	25,263	(6,867)	35,647
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	20,000
Repayments of notes payable	(5,455)	—	(3,633)
Proceeds from exercise of common stock options and employee stock purchase plan	194	2,360	195
Proceeds from public offerings, net of commissions and underwriting discounts	—	64,860	—
Payments of public offering costs	—	(312)	—
Net cash (used in) provided by financing activities	(5,261)	66,908	16,562
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,781)	8,554	8,425
Cash, cash equivalents and restricted cash at beginning of period	49,331	40,777	32,352
Cash, cash equivalents and restricted cash at end of period	$28,550	$49,331	$40,777
Supplemental disclosure of non-cash investing and financing activities:
Public offering costs included in accounts payable	$—	$138	$—
Right-of-use asset obtained in exchange for operating lease obligation	$6,817	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,217	$1,144	$141

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

The Company’s prior lead product candidate, ZGN-1061, is a MetAP2 inhibitor that was in Phase 2 clinical development for the treatment of type 2 diabetes and other related metabolic disorders. In November 2018, the Company received a letter from the U.S. Food and Drug Administration (“FDA”) placing a full clinical hold on the investigational new drug application (“IND”) for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular (“CV”) safety risk based on the Company’s prior compound. In July 2019, the Company reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from the Company’s newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as it worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, on September 5, 2019, the Company announced that it believes there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted and the Company withdrew the IND for ZGN-1061 in September 2019. Therefore, the Company determined that it is in the best interest of shareholders to evaluate strategic alternatives and implemented a restructuring plan to reduce operating costs and better align the Company’s workforce with its needs, which in combination with the July restructuring actions and other attrition in 2019, resulted in a 70% reduction in workforce and closure of its San Diego facility (See Note 14).

Following an extensive process of evaluating strategic alternatives for the Company and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on December 17, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial Therapeutics, Inc. (“Chondrial”), pursuant to which a wholly owned subsidiary of the Company will merge with and into Chondrial, with Chondrial continuing as the surviving corporation and a wholly owned subsidiary of the Company and the combined publicly traded, clinical-stage biopharmaceutical company will operate under a new name, Larimar Therapeutics, Inc. Under the exchange ratio formula in the Merger Agreement, as of immediately after the merger, the former Chondrial securityholders are expected to own approximately 60% of the outstanding shares of Zafgen common stock on a fully-diluted basis and the Company’s stockholders as of immediately prior to the merger are expected to own approximately 40% of the outstanding shares of our common stock on a fully-diluted basis. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on the level of our net cash at the closing of the merger and certain other adjustments. The Company expects to devote significant time and resources to completion of this proposed transaction, which the Company refers to as the Merger. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

The Merger Agreement provides each of the Company and Chondrial with specified termination rights, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $3,375,000. In addition, in connection with certain terminations of the Merger Agreement, either party may be required to pay the other party’s third party expenses up to $350,000. In connection with the merger, the Company will seek to amend our certificate of incorporation to: (i) effect a reverse split of our common stock at a ratio to be determined by us and Chondrial, which is intended to ensure that the listing requirements of the Nasdaq Global Market are satisfied and (ii) change the name of Zafgen to “Larimar Therapeutics, Inc.”

The Company’s and Chondrial’s obligations to consummate the merger are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of our stockholders and satisfaction of minimum net cash thresholds of $30,000,000 by the Company and not less than zero by Chondrial. The sole stockholder of Chondrial has approved the Merger Agreement. In connection with the execution of the Merger Agreement, the Company entered into stockholder support agreements with the Company’s current directors and certain officers and the Company’s largest stockholder, which collectively beneficially own or control an aggregate of approximately 9.7% of the Company’s outstanding shares of common stock. Each of the stockholders party to such stockholder support agreements has agreed to vote or cause to be voted, all of the shares of the Company’s common stock beneficially owned by such stockholder in favor of the stockholder proposals submitted at our stockholders meeting to be held in connection with the merger.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Future product candidates, if any, will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

As a result of our potential strategic alternative, there can be no assurance that the Company’s future product candidates’ research and development, if any, will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any product candidates developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2019, the Company had an accumulated deficit of $396.4 million. From its inception through December 31, 2019, the Company received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offerings in January 2015 and July 2018. On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. As disclosed in Note 6 to the consolidated financial statements, the Company has a term loan with an aggregate principal balance of $14.5 million as of December 31, 2019. The loan agreement with Silicon Valley Bank (the “Term Loan”) requires that the Company maintain certain minimum liquidity at all times, which as of December 31, 2019, was approximately $15.3 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loan prior to scheduled maturity dates. The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the amounts due under the Term Loan. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million. During the years ended December 31, 2019 and 2018 the Company was in compliance with all covenants under the Term Loan. The Company has estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or the Company’s related assessment could change in the future, which in turn would impact the classification of the debt balances.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $70.3 million as of December 31, 2019 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Annual Report. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. The Company expects to generate operating losses for the foreseeable future. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, Zafgen Animal Health, LLC. and Zordich Merger Sub, Inc. All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market funds, U.S. government securities, corporate bonds, and commercial paper, are stated at fair value.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company has all cash, cash equivalents and marketable securities balances at accredited financial institutions in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs, if and when development programs are active. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, net¸and the net operating lease asset. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. To date, the Company has recorded $0.1 million impairment losses on long-lived assets associated with the restructuring announced in September 2019.

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

Research Contract Costs and Accruals

The Company has, from time to time, entered into various research and development contracts with research institutions and other companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Accounting for Stock-Based Compensation

The Company measures all stock-based awards granted to employees, non-employee consultants and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Typically, the Company issues awards with only service-based and market-based vesting conditions and records the expense for these awards using the straight-line method. The Company accounts for forfeitures as they occur.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a biopharmaceutical company that has leveraged its proprietary knowledge of the MetAP2 pathway to pioneer the study of MetAP2 inhibitors in both common and rare metabolic disorders. No revenue has been generated since inception, and all tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019, 2018 and 2017, the Company’s only element of other comprehensive income was unrealized gain on marketable securities.

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

We adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The Company elected not to record leases with an initial term of 12 months or less on the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Upon adoption of the new leasing standards we recognized an operating lease asset of approximately $1.0 million and a corresponding operating lease liability of approximately $1.0 million, which are included in our consolidated balance sheet. The adoption of the new leasing standards did not have an impact on our consolidated statements of income or cash flows.

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

The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in our operating lease assets in our consolidated balance sheets.

Our operating leases are reflected in operating lease right-of-use assets, short-term operating lease liabilities and in long-term operating lease liabilities in our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For additional information on the adoption of the new leasing standards, please read Note 10, Commitments and Contingencies, to these consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. This standard was effective for the Company in 2019. The adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2019.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020. The adoption of this standard will not have a material impact on the Company’s disclosures.

3. Fair Value Measurements and Marketable Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2019 and 2018 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 financial assets.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2019 and 2018:

	December 31, 2019
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$18,289	$18,289	$—	$—
U.S. Government securities	3,098	—	3,098	—
Commercial paper	1,047	—	1,047	—
Total cash equivalents	22,434	18,289	4,145	—
Marketable securities:
U.S. Government securities	14,996	—	14,996	—
Corporate bonds	14,648	—	14,648	—
Commercial paper	13,406	—	13,406	—
Total marketable securities	43,050	—	43,050	—
Total cash equivalents and marketable securities	$65,484	$18,289	$47,195	$—

	December 31, 2018
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$40,231	$40,231	$—	$—
Commercial paper	4,979	—	4,979	—
Total cash equivalents	45,210	40,231	4,979	—
Marketable securities:
Commercial paper	38,911	—	38,911	—
Corporate bonds	25,830	—	25,830	—
U.S. Government securities	3,994	—	3,994	—
Total marketable securities	68,735	—	68,735	—
Total cash equivalents and marketable securities	$113,945	$40,231	$73,714	$—

The carrying amounts reflected in the consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2019 and 2018:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
U.S. Government securities (due within 1 year)	$14,981	$15	$—	$14,996
Corporate bonds (due within 1 year)	14,628	20	—	14,648
Commercial paper (due within 1 year)	13,406	—	—	13,406
	$43,015	$35	$—	$43,050

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
Commercial paper (due within 1 year)	$38,921	$—	$(10)	$38,911
Corporate bonds (due within 1 year)	25,851	3	(24)	25,830
U.S. Government securities (due within 1 year)	3,995	—	(1)	3,994
	$68,767	$3	$(35)	$68,735

4. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2019 and 2018:

		December 31,
	Useful Life	2019	2018
		(in thousands)
Office equipment	3-5 years	$364	$348
Furniture and fixtures	5 years	801	156
Equipment	5 years	—	6
Leasehold improvements	*	399	415
		1,564	925
Less: Accumulated depreciation		(743)	(550)
		$821	$375

*shorter of asset life or lease term

Depreciation expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Accrued payroll and related expenses	$37	$2,291
Accrued research and development expenses	—	1,526
Accrued professional fees	864	221
Accrued other	289	223
	$1,190	$4,261

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

Upon entering into this Term Loan, the Company is obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable annual interest rate of 1.25% above the prime rate, which as of December 31, 2019 was 4.75%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date. The effective annual interest rate of the outstanding debt under the Term Loan is approximately 9.2% as of December 31, 2019.

Additionally, the Company, as the borrower, is required to maintain a minimum cash, cash equivalents and marketable securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of December 31, 2019 was $15.3 million and as of December 31, 2018 was $21.0 million.

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

There are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering or granting a security interest in its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; permitting the aggregate value of cash maintained by its Australian subsidiary not to exceed $4.0 million and certain other business transactions.

The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million. During the years ended December 31, 2019 and 2018 the Company was in compliance with all covenants under the Term Loan.

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

As of December 31, 2019 and 2018, notes payable consist of the following:

	December 31,
	2019	2018
	(in thousands)
Notes payable	$14,545	$20,000
Less: current portion	(7,273)	(5,455)
Notes payable, net of current portion	7,272	14,545
Accretion related to final payment	1,192	640
Notes payable, long term	$8,464	$15,185

As of December 31, 2019, the estimated future principal payments due are as follows:

Year Ending December 31,
(in thousands)
2020	$7,273
2021	7,272
$14,545

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.8 million, $1.9 million and less than $0.1 million, respectively, of interest expense related to the Term Loan. During the year ended December 31, 2017, the Company recognized $0.2 million of interest expense related to the 2014 Credit Facility.

7. Stockholders’ Equity

On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs.

On November 9, 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s Registration Statement on Form S-3 filed on August 9, 2017 with the Securities and Exchange Commission (“SEC”). The Company filed a prospectus supplement, dated November 9, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of December 31, 2019, the Company has not sold shares under the Sales Agreement.

As of December 31, 2019 and 2018, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 5,000,000 shares of $0.001 par value preferred stock. The rights, preferences, restrictions, qualifications and limitations of such stock are to be determined by the Company’s board of directors.

As of December 31, 2019 and 2018, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 115,000,000 shares of $0.001 par value common stock.

8. Stock-Based Awards

Stock Option Plan

The Company’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The number of shares initially reserved for issuance under the 2014 Plan was 2,168,221 shares of common stock. The number of shares reserved for issuance may be increased by the number of shares under the previously authorized 2006 Stock Option Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2006 Stock Option Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2014 Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) 4% of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the board of directors. As of December 31, 2019, 5,278,653 shares are available for grant under the 2014 Plan, including 1,491,488 shares automatically added to the 2014 Plan on January 1, 2019, and 69,522 shares are available for issuance to participating employees under the ESPP.

Stock Option Grants

Option Grants with time-based vesting conditions

During the years ended December 31, 2019, 2018 and 2017, the Company granted 1,901,197, 1,823,386 and 1,214,874 stock options, respectively, under the 2014 Plan. The vesting of these awards is time-based and the restrictions typically lapse over periods of three to four years. Stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company bases fair value of common stock on the quoted market price of the Company’s common stock. During the years ended December 31, 2019, 2018 and 2017 the Company granted 375,000, 225,000, and 550,000 options, respectively, with time-based vesting as inducement grants outside of the 2014 Plan in accordance with NASDAQ Listing Rule 5635(c)(4). These stock options have a ten-year term and an exercise price equal to the closing price of the Company’s common stock on the grant date. The options vest as to 25% of the shares on the first anniversary of the grant date and the remainder in equal monthly installments thereafter over a 3-year period.

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

	2019	2018	2017
Risk-free interest rate	2.49%	2.77%	2.10%
Expected term (in years)	6.17	6.17	6.17
Expected volatility	96%	100%	93%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity described above, since December 31, 2018:

	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	5,024,371	$8.85	7.6	$3,143
Granted	2,276,197	$4.00
Exercised	(83,047)	$0.81
Forfeited	(3,252,814)	$8.81
Outstanding as of December 31, 2019	3,964,707	$6.26	6.7	$—
Options exercisable as of December 31, 2019	1,700,815	$8.49	6.8	$—

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock and the exercise prices of the options. The aggregate intrinsic value of service-based stock options exercised was less than $0.1 million, $1.6 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The Company received cash proceeds from the exercise of stock options of $0.1 million, $2.2 million, and $0.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The weighted average grant-date fair value of service-based stock options granted to employees and directors during the years ended December 31, 2019, 2018 and 2017 was $3.14, $6.08 and $2.91, per share, respectively.

As of December 31, 2019 and 2018, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 25,834 and 45,209 shares of common stock, respectively.

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

The Price Target Options had a grant date total fair value of $3.1 million and a weighted average fair value of $4.56 per share. As of December 31, 2019, the 550,000 Price Target Options had an aggregate intrinsic value of $0 and a remaining contractual term of 7.77 years.

Restricted Stock Units

Restricted stock units awarded to employees generally vest one-half on the anniversary of the date of grant and the remaining one-half on the 18-month anniversary of the date of grant, provided the employee remains continuously employed with us, except as otherwise provided in the plan. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. Restricted stock units are awarded to directors in lieu of cash fees for service on our Board of Directors and vest quarterly over a one year period, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting and are not subject to any withholding taxes.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2018	—	$—
Granted	355,187	$4.62
Vested	(15,267)	$4.38
Forfeited	(290,784)	$4.63
Unvested at December 31, 2019	49,136	$4.63

During the years ended December 31, 2018 and 2017, the Company granted 17,856 and 22,128 restricted stock units, respectively, all of which vested during 2018 and 2017, respectively, at a weighted average grant-date fair value of $5.18 and $4.18, respectively. The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively, calculated as the fair value of the Company’s common stock on the date it vests.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”) under which a total of 265,000 shares of common stock were reserved for issuance. During both 2019 and 2018 there were two offering periods, January 1 through June 30 and July 1 through December 31. The per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. The Company issued 60,313 and 46,181 shares during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, there are 69,522 and 129,835 shares, respectively, of common stock available for issuance to participating employees under the ESPP.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories within its consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$1,322	$5,476	$4,138
General and administrative	4,175	4,151	4,163
	$5,497	$9,627	$8,301

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $6.1 million, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested market-based stock option awards of $0.7 million, which is expected to be recognized over the remaining weighted average vesting period of 0.8 years.

9. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator:
Net loss	$(45,406)	$(61,368)	$(52,028)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,347,199	32,228,721	27,433,239
Net loss per share, basic and diluted	$(1.22)	$(1.90)	$(1.90)

The Company excluded the following common stock equivalents outstanding as of December 31, 2019, 2018 and 2017 from the computation of diluted net loss per share for the years ended December 31, 2019, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of December 31,
	2019	2018	2017
Options to purchase common stock	3,964,707	5,024,371	4,494,201
Restricted stock units	49,136	—	—
	4,013,843	5,024,371	4,494,201

10. Commitments and Contingencies

Leases

On February 12, 2019, the Company entered into a lease with Shigo Center Plaza Owners, LLC, for approximately 17,705 square feet of office space for a new headquarters located at 3 Center Plaza, Boston, Massachusetts. The lease has a term of 124 months with an option to extend the lease for 60 additional months. As part of the agreement the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the consolidated financial statements. Under the lease agreement, the Company began paying monthly rent beginning four months after the lease commencement, which was June 21, 2019, with total lease payments over the initial term of $10.7 million. During the fourth quarter of 2019 and in conjunction with entering into a merger agreement with Chondrial, the Company performed an impairment review of the Company’s headquarters lease and related assets and determined that an impairment had not occurred as the estimated fair value of the asset exceeded the carrying value.

The Company’s prior headquarters lease was terminated, effective as of June 30, 2019.

In March 2015, the Company entered into an operating lease for office space in Boston, Massachusetts, effective as of April 15, 2015, with a term expiring on July 31, 2020, and an option to extend this lease for three additional years. In addition, with the landlord’s consent, the Company has subleased 2,976 square feet of office space in Boston, Massachusetts to an unrelated third party beginning on January 1, 2017 and expiring on July 31, 2020, and the Company expects to receive approximately $0.1 million in sublease rental income from January 1, 2020 through the end of the sublease term.

In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term extended to expire on December 31, 2024. Following the restructuring announced in September 2019, the Company recorded a $0.1 million impairment loss on Operating lease right-of-use asset.

Future minimum lease payments for its operating leases for the next five years and thereafter as of December 31, 2019 are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2020	1,090
2021	1,120
2022	1,143
2023	1,165
2024	1,189
Thereafter	5,396
Total lease payments	11,103
Less: imputed interest	(4,261)
Present value of lease liabilities	$6,842

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and thereafter as of December 31, 2018, were as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2019	$464
2020	226
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total lease payments	$690

During the year ended December 31, 2019 we incurred $0.6 million of lease expense associated with research and development and $0.4 million of lease expense associated with general and administrative activities. The components of lease expense are as follows:

Year Ended
December 31,
2019
(in thousands)
Operating lease cost	$971
Short-term lease cost	185
Sublease income	(112)
Total lease cost	$1,044

During the years ended December 31, 2018, and 2017 the Company recognized $0.4 million and $0.3 million, respectively, of rental expense related to office space.

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of December 31,
2019
Weighted average remaining lease term in years	9.49
Weighted average discount rate	11.1%

Supplemental cash flow information related to leases was as follow:

Year Ended
December 31,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$409
Investing cash flows from operating leases	586
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,817

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

As of December 31, 2019, the Company is obligated to make additional milestone payments of up to $12.3 million upon reaching certain pre-commercialization milestones, such as clinical trials and government approvals (including the U.S. Food and Drug Administration, or “FDA”, approval of a New Drug application, or “NDA”), and up to $12.5 million upon reaching certain product commercialization milestones related to the development of beloranib. Under one of the license agreements, the Company is also obligated to pay up to $1.3 million with respect to each subsequent licensed product, if any, that is a new chemical entity. In addition, the Company will owe single-digit royalties on sales of commercial products developed using these licensed technologies, if any.

There were no milestones achieved during the years ended December 31, 2019, 2018 or 2017. The Company is also obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2019, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

During the fourth quarter of 2019 the Company terminated the license agreement with Chong Kun Dang Pharmaceutical Corp. of South Korea (“CKD”) and provided written notice to Children’s Medical Center Corporation (“Children’s”), indicating that the agreement will be terminated by the end of the first quarter of 2020.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of management team and the board of directors of the Company that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any material claims as of December 31, 2019.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of December 31, 2019.

11. Income Taxes

During the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(45,205)	$(58,708)	$(49,954)
Foreign	(201)	(2,660)	(2,074)
Loss before income taxes	$(45,406)	$(61,368)	$(52,028)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	(21.0%)	(21.0%)	(34.0%)
Federal and state research and development tax credit	(4.1)	(4.2)	(4.1)
State taxes, net of federal benefit	(4.7)	(3.7)	(2.4)
Stock compensation expense	5.5	5.1	1.5
Nondeductible Australia research and development expenses	0.1	0.9	1.4
Impact of federal rate change related to tax reform	0.0	0.0	65.2
Other items	0.2	0.0	1.2
Change in deferred tax asset valuation allowance	24.0	22.9	(28.8)
Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Noncurrent deferred tax assets:
Capitalized research and development expenses	$65,994	$58,832
Net operating loss carryforwards	19,763	16,728
Tax credit carryforwards	21,202	19,331
Capitalized legal expenses	2,122	1,918
Stock-based compensation	3,242	4,371
Accrued expenses	276	493
Other temporary differences	18	19
Operating lease liability	1,752	—
Total noncurrent deferred tax assets	114,369	101,692
Total gross deferred tax assets	114,369	101,692

Noncurrent deferred tax liability:
Operating lease right-of-use assets	(1,790)	—

Valuation allowance	(112,579)	(101,692)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 related primarily to changes in net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards and were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Valuation allowance as of beginning of year	$101,692	$87,681	$97,720
Decreases recorded as benefit to income tax provision	—	—	(10,039)
Increases recorded to income tax provision	10,887	14,011	—
Valuation allowance as of end of year	$112,579	$101,692	$87,681

As of December 31, 2019, the Company had net operating loss carryforwards that expire for federal and state income tax purposes of $55.7 million and $57.0 million, respectively, which begin to expire in 2026 and 2030, respectively. As of December 31, 2019, the Company had net operating loss carryforwards that were generated after December 31, 2017 of $21.2 million that do not expire, but the carryforwards are limited to 80% of the taxable income in any one tax period. As of December 31, 2019, the Company also had available tax credit carryforwards for federal and state income tax purposes of $17.9 million and $4.2 million, respectively, which begin to expire in 2026 and 2022, respectively. Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

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

For fiscal years through December 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carry forwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position as of December 31, 2019 or 2018. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment were to be required, this adjustment would be offset by a corresponding reduction to the valuation allowance.

As of December 31, 2019 and 2018, the Company’s net deferred tax asset balance before the valuation allowance was $112.6 million and $101.7 million, respectively, and was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2019, 2018 and 2017, gross deferred tax assets increased due to additional net operating loss carryforwards, research and development tax credits generated and additional research and development expenses capitalized for tax purposes and the effects of tax reform.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2019 and 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

12. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all employees. The Company terminated its Savings Incentive Match Plan, or SIMPLE IRA as of December 31, 2017.

For the years ended December 31, 2019 and 2018, the Company recognized $0.2 million and $0.3 million, respectively, of expense related to its contributions to the 401(k) plan.

During the year ended December 31, 2017 the Company recognized $0.1 million of expense related to its contributions to the SIMPLE IRA.

13. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities. For the years ended December 31, 2019, 2018 and 2017, $0.2 million, $1.6 million and $0.9 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations. These amounts represented 43.5% for 2019, 2018 and 2017, of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the years ended December 31, 2019, 2018 and 2017, the Company recorded in its consolidated statements of operations unrealized foreign currency exchange gains (losses) of less than $0.1 million, $(0.2) million, and $0.1 million, respectively, related to this tax incentive receivable. As of December 31, 2019 and 2018, the Company’s tax incentive receivable from the Australian government was $0.2 million and $1.5 million, respectively.

14. Restructuring

In September 2019, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s September 5, 2019 announcement regarding the low probability of resolving the clinical hold of ZGN-1061 in the near-term and that the Company will be seeking strategic alternatives.

Under the restructuring plan and a previously announced July 2019 restructuring, the Company reduced its workforce by 20 employees and closed its office in San Diego, California. Affected employees are eligible to receive severance payments and outplacement services in connection with the reduction. In the year ended December 31, 2019, the Company recorded aggregate restructuring charges of approximately $5.6 million related to contract termination, closing of its office in San Diego, severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with these restructurings. During the year ended December 31, 2019, $2.8 million of the estimated restructuring charges were paid. The Company expects the remaining accrued restructuring costs of $2.7 million will be paid in the next 12 months.

The following table shows the total amount expected to be incurred and the liability related to the 2019 restructuring as of December 31, 2019:

	Year Ended December 31, 2019
	(in thousands)
	One-Time
	Employee	Contract
	Termination	Termination	Total
	Benefits	Costs	Expenses

Accrued restructuring costs beginning balance	$—	$—	$—
Restructuring charges incurred during the period	4,062	1,411	5,473
Amounts paid during the period	(1,356)	(1,408)	(2,764)
Accrued restructuring costs as of December 31, 2019	$2,706	$3	$2,709

The following table summarizes the restructuring charges by category for the period ending December 31, 2019:

	Year Ended December 31, 2019
	(in thousands)
	Cash	Non-Cash	Total
Research and development	$5,038	$80	$5,118
General and administrative	435	—	435
	$5,473	$80	$5,553

15. Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	13,277	12,190	12,906	7,281
Net loss	(13,112)	(12,129)	(12,914)	(7,251)
Net loss per share, basic and diluted	$(0.35)	$(0.32)	$(0.35)	$(0.19)
Weighted average common shares outstanding, basic and diluted	37,313,947	37,326,853	37,369,829	37,377,223

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—
Operating expenses	15,702	15,560	15,169	14,691
Net loss	(15,956)	(15,775)	(15,067)	(14,570)
Net loss per share, basic and diluted	$(0.58)	$(0.57)	$(0.41)	$(0.39)
Weighted average common shares outstanding, basic and diluted	27,541,594	27,565,064	36,619,575	37,036,065

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2019, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2019 our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 3, 2020, Zafgen and Jeffrey S. Hatfield, our chief executive officer, executed an amendment to his performance-based option to acquire 1,100,000 shares of our common stock, granted October 9, 2017, which will vest and become exercisable if our stock price meets certain performance targets on or prior to October 9, 2020 (the “Performance Option”) to provide that, in the event Mr. Hatfield’s employment terminates prior to achievement of the performance vesting conditions, the Performance Option will continue to remain outstanding and eligible to vest according to its terms and, to the extent it meets the performance criteria on or prior to October 9, 2020, shall remain outstanding and exercisable for two years after the termination of Mr. Hatfield’s employment with us.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page 64 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of December 17, 2019, by and among the Registrant, Chondrial Therapeutics, Inc., Chondrial Therapeutics Holdings, LLC, and Zordich Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36510) filed on December 18, 2019)

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

4.3*	Description of Registrant’s Securities
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

10.17

Severance and Change in Control Agreement by and between the Registrant and Thomas E. Hughes, PhD. dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.18

Severance and Change in Control Agreement by and between the Registrant and Patricia Allen dated as of June 30, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

10.19

First Amendment to Severance and Change-in-Control Agreement by and between Registrant and Patricia Allen dated September 12, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36510) filed on September 10, 2019)

10.20

Severance and Change in Control Agreement by and between the Registrant and Dennis Kim, M.D., M.B.A. dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36510) filed on August 5, 2016)

Exhibit No.	Description

10.21

Loan and Security Agreement between the Registrant, as borrower, and Silicon Valley Bank, as lender dated December 29, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36510)

filed January 5, 2018)

10.22

Employment Offer Letter Agreement by and between the Registrant and Jeffrey S. Hatfield, effective as of October 9, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-36510) filed on October 12, 2017)

10.23

Severance and Change in Control Agreement by and between Registrant and Jeffrey S. Hatfield, effective as of October 9, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-36510) filed on October 12, 2017)

10.24#

Non-Qualified Stock Option Agreement Inducement Award by and between Registrant and Jeffrey S. Hatfield granted on October 9, 2017 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-36510) filed on March 3, 2018)

10.25#

Non-Qualified Stock Option Agreement Inducement Award by and between Registrant and Jeffrey S. Hatfield granted on October 9, 2017 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K (File No. 001-36510) filed on March 3, 2018)

10.26

Waiver to Financing Condition by and between Registrant and Jeffrey S. Hatfield, effective as of December 29, 2017 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K (File No. 001-36510) filed on March 3, 2018)

10.27

First Amendment to Severance and Change-in-Control Agreement by and between Registrant and Jeffrey S. Hatfield dated September 12, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36510) filed on September 10, 2019)

10.28*	First Amendment to Non-Qualified Stock Option Agreement Inducement Award by and between Registrant and Jeffrey S. Hatfield granted on October 9, 2017
10.29

Employment Offer Letter Agreement by and between the Registrant and Brian P. McVeigh, effective as of May 29, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36510) filed May 30, 2018)

10.30

Severance and Change in Control Agreement by and between Zafgen, Inc. and Brian P. McVeigh, effective as of May 29, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-36510) filed May 30, 2018)

10.31

Non-Qualified Stock Option Agreement Inducement Award by and between Registrant and Brian P. McVeigh granted on May 29, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36510) filed August 9, 2018)

10.32

First Amendment to Severance and Change-in-Control Agreement by and between Registrant and Brian P. McVeigh dated September 12, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 001-36510) filed on September 10, 2019)

10.33

Employment Offer Letter Agreement by and between the Registrant and Priya Singhal, M.D., M.P.H., effective as of March 4, 2019 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 9, 2019)

10.34

Severance and Change in Control Agreement by and between the Registrant and Priya Singhal, M.D., M.P.H., effective as of March 4, 2019 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 9, 2019)

10.35*	First Amendment to Severance and Change-in-Control Agreement by and between Registrant and Priya Singhal dated September 12, 2019
10.36

Non-Qualified Stock Option Agreement Inducement Award by and between the Registrant and Priya Singhal, M.D., M.P.H. granted on April 2, 2019 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 9, 2019)

Exhibit No.	Description

10.37†

Commercial Lease by and between the Registrant and Shigo Center Plaza Owner, LLC dated as of February 12, 2019 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2019)

16.1	Letter of Edelstein and Company LLP (incorporated by reference to Exhibit 16.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201439) filed on January 12, 2015)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2019 and 2018, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019, 2018 and 2017, (c) our Consolidated Statements of Changes in Stockholders’ Equity, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017 and (e) the Notes to such Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
†	Certain confidential portions have been omitted from this exhibit.
#	Represents management compensation plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAFGEN, INC.

Date: March 5, 2020	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2020	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Hatfield Jeffrey Hatfield	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2020

/s/ Patricia L. Allen Patricia L. Allen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2020

/s/ Peter Barrett, Ph.D. Peter Barrett, Ph.D.	Chairman of the Board of Directors	March 5, 2020

/s/ Thomas O. Daniel, M.D. Thomas O. Daniel, M.D.	Director	March 5, 2020

/s/ Wendy Everett Wendy Everett Sc.D.	Director	March 5, 2020

/s/ John L. LaMattina, Ph.D. John L. LaMattina, Ph.D.	Director	March 5, 2020

/s/ Cameron Geoffrey McDonough, M.D. Cameron Geoffrey McDonough, M.D.	Director	March 5, 2020

/s/ Robert J. Perez Robert J. Perez	Director	March 5, 2020

/s/ Frank E. Thomas Frank E. Thomas	Director	March 5, 2020