Form 10-Q
period 2020-03-31
ZAFGEN, INC.
filed 2020-05-07
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☐
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, there were 37,469,596 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•

the impacts of the current COVID-19 pandemic on our continuing business and operations, the completion of the proposed merger with Chondrial Therapeutics, Inc., and the business and operations of the combined company;

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

ZAFGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$38,980	$27,211
Marketable debt securities	24,905	43,050
Tax incentive receivable	214	243
Prepaid expenses and other current assets	581	999
Total current assets	64,680	71,503
Property and equipment, net	743	821
Operating lease right-of-use assets	6,928	7,051
Restricted cash	1,339	1,339
Other assets	12	20
Total assets	$73,702	$80,734
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$322	$632
Accrued expenses	881	1,190
Accrued restructuring costs	981	2,709
Operating lease liabilities, current	410	386
Notes payable, current	7,273	7,273
Total current liabilities	9,867	12,190
Notes payable, long-term	6,747	8,464
Operating lease liabilities	6,346	6,456
Total liabilities	22,960	27,110
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 37,469,596 and 37,446,498 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	37	37
Additional paid-in capital	450,623	449,903
Accumulated deficit	(399,949)	(396,351)
Accumulated other comprehensive income	31	35
Total stockholders' equity	50,742	53,624
Total liabilities and stockholders' equity	$73,702	$80,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	(94)	9,631
General and administrative	3,647	3,646
Restructuring charges	10	—
Total operating expenses	3,563	13,277
Loss from operations	(3,563)	(13,277)
Other income (expense):
Interest income	258	642
Interest expense	(301)	(500)
Other income	218	—
Foreign currency transaction (losses) gains, net	(210)	23
Total other (expense) income, net	(35)	165
Net loss	$(3,598)	$(13,112)
Net loss per share, basic and diluted	$(0.10)	$(0.35)
Weighted average common shares outstanding, basic and diluted	37,467,411	37,313,947
Comprehensive loss:
Net loss	$(3,598)	$(13,112)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(4)	34
Total other comprehensive (loss) income	(4)	34
Total comprehensive loss	$(3,602)	$(13,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2019	37,446,498	$37	$449,903	$(396,351)	$35	$53,624
Issuance of common stock upon exercise of stock options and employee stock purchase plan	10,911	—	10	—	—	10
Issuance of restricted stock units	12,187	—	—	—	—	—
Stock-based compensation expense	—	—	710	—	—	710
Unrealized loss on marketable debt securities	—	—	—	—	(4)	(4)
Net loss	—	—	—	(3,598)	—	(3,598)
Balances as of March 31, 2020	37,469,596	$37	$450,623	$(399,949)	$31	$50,742

Balances as of December 31, 2018	37,287,221	$37	$444,212	$(350,945)	$(33)	$93,271
Issuance of common stock upon exercise of stock options and employee stock purchase plan	31,391	—	95	—	—	95
Issuance of restricted stock units	4,467	—	—	—	—	—
Stock-based compensation expense	—	—	2,076	—	—	2,076
Unrealized gain on marketable debt securities	—	—	—	—	34	34
Net loss	—	—	—	(13,112)	—	(13,112)
Balances as of March 31, 2019	37,323,079	$37	$446,383	$(364,057)	$1	$82,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAFGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,598)	$(13,112)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	710	2,076
Depreciation expense	76	51
Loss on disposal of fixed assets	2	—
Unrealized foreign currency transaction losses (gains)	29	(14)
Amortization of discount on marketable debt securities	(52)	(283)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	418	469
Tax incentive receivable	—	(94)
Accounts payable	(310)	(445)
Accrued restructuring costs	(1,728)	—
Accrued expenses	(163)	(1,119)
Net cash used in operating activities	(4,616)	(12,471)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	20,532	34,275
Purchases of marketable debt securities	(2,339)	(33,466)
Purchases of property and equipment	—	(2)
Net cash provided by investing activities	18,193	807
Cash flows from financing activities:
Repayment of notes payable	(1,818)	—
Proceeds from exercise of common stock options and employee stock purchase plan	10	95
Net cash (used in) provided by financing activities	(1,808)	95
Net increase (decrease) in cash, cash equivalents and restricted cash	11,769	(11,569)
Cash, cash equivalents and restricted cash at beginning of period	28,550	49,331
Cash, cash equivalents and restricted cash at end of period	$40,319	$37,762
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$—	$11
Supplemental disclosure of cash flow information:
Cash paid for interest	$212	$339

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

Following an extensive process of evaluating strategic alternatives for the Company and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on December 17, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial Therapeutics, Inc., or Chondrial, pursuant to which a wholly owned subsidiary of the Company will merge with and into Chondrial, with Chondrial continuing as the surviving corporation of the merger and a wholly owned subsidiary of the Company, or the merger. Under the exchange ratio formula in the Merger Agreement, as of immediately after the merger, the former Chondrial securityholders are expected to own approximately 60% of the outstanding shares of the Company’s common stock on a fully-diluted basis and the Company’s stockholders as of immediately prior to the merger are expected to own approximately 40% of the outstanding shares of the Company’s common stock on a fully-diluted basis. The relative percentage ownership of the combined company was derived using a stipulated value of Chondrial of approximately $67.5 million and of the Company of approximately $45.0 million. The Company’s valuation was determined based on a projected net cash, cash equivalents and marketable securities balance minus outstanding liabilities, as defined in the Merger Agreement, of $40.0 million as of a determination date prior to the closing of the merger, but subject to adjustment as described below, plus an additional $5.0 million of enterprise value. If the Company’s actual net cash is between $39.5 million and $40.5 million, no adjustment will be made to the ownership percentages based on the Company’s net cash. The Company’s target net cash, lower target net cash and upper target net cash amounts will be reduced by $21,311 per day beginning on March 31, 2020 through the closing date of the merger, and the Chondrial valuation will be increased by $111,656 per day beginning on March 31, 2020 through the closing date of the merger, resulting in a corresponding adjustment to the exchange ratio and an increase to the ownership percentage of Chondrial’s stockholder in the combined company.

The Merger Agreement provides the Company and Chondrial with specified termination rights, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $3,375,000. In addition, in connection with certain terminations of the Merger Agreement, either party may be required to pay the other party’s third party expenses up to $350,000. In connection with the merger, the Company will seek to amend its certificate of incorporation to: (i) effect a reverse split of the Company’s common stock at a ratio to be determined by the Company and Chondrial, which is intended to ensure that the listing requirements of the Nasdaq Global Market are satisfied and (ii) change the name of Zafgen, Inc. to “Larimar Therapeutics, Inc.”

The Company’s and Chondrial’s obligations to consummate the merger are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of the Company’s stockholders and satisfaction of minimum net cash thresholds of $30,000,000 by the Company and not less than zero by Chondrial. The sole stockholder of Chondrial has approved the Merger Agreement. In connection with the execution of the Merger Agreement, the Company entered into stockholder support agreements with its current directors and certain officers and the Company’s largest stockholder, which collectively beneficially own or control an aggregate of approximately 9.7% of its outstanding shares of common stock. Each of the stockholders party to such stockholder support agreements has agreed to vote or cause to be voted, all of the shares of the Company’s common stock beneficially owned by such stockholder in favor of the stockholder proposals submitted at the Company’s stockholders meeting to be held in connection with the merger.

The Company expects to devote significant time and resources to the completion of the merger with Chondrial. However, there can be no assurance that such activities will result in the completion of the merger. Further, the completion of the merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2020, the Company had an accumulated deficit of $399.9 million. From its inception through March 31, 2020, the Company received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from its initial public offering (“IPO”) in June 2014 and its follow-on offerings in January 2015 and July 2018. On July 2, 2018, the Company completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. As disclosed in Note 5 to the condensed consolidated financial statements, the Company has a term loan with an aggregate principal balance of $12.7 million as of March 31, 2020 The loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of March 31, 2020 was approximately $13.4 million. If the minimum liquidity covenant is not met, the Company may be required to repay the loan prior to scheduled maturity dates. The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the amounts due under the Term Loan. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $0.3 million. During the quarter ended March 31, 2020 the Company was in compliance with all covenants under the term loan. The Company has estimated that the risk of subjective acceleration under the Term Loan’s material adverse events clause is reasonably possible, however not probable and therefore has classified the outstanding principal balance in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or the Company’s related assessment could change in the future, which in turn would impact the classification of the debt balances.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable debt securities of $63.9 million as of March 31, 2020, will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the date of this Quarterly Report. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. The Company expects to generate operating losses for the foreseeable future. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate future product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market ourselves.

On April 21, 2020, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days. On April 16, 2020, Nasdaq announced it was providing temporary relief from continued listing bid price requirements through June 30, 2020. Under the relief the Company will have additional time to regain compliance with the listing bid price requirements with the compliance period beginning July 1, 2020. As such, the compliance period for the Company will expire on December 28, 2020. The Company is actively monitoring its stock price and will consider any and all options available to the Company to maintain compliance. The alternatives to trading on the Nasdaq Capital Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if we fail to regain compliance with the minimum bid price rule.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Zafgen Securities Corporation, Zafgen Australia Pty Limited, Zafgen Animal Health, LLC, and Zordich Merger Sub, Inc. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2020 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2020 and 2019 have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Marketable debt securities

Marketable debt securities consist of debt investments with original maturities greater than ninety days. The Company has classified its debt investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable debt securities represent the investment of cash that is available for current operations. The Company classifies its marketable debt securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. When the fair value is below the amortized cost the amount of the expected credit loss is estimated. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income.

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

The Company excluded the following common stock equivalents, outstanding as of March 31, 2020 and 2019, from the computation of diluted net loss per share for the three months ended March 31, 2020 and 2019 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of March 31,
	2020	2019
Options to purchase common stock	3,945,647	6,663,162
Unvested restricted common stock	40,766	351,371
	3,986,413	7,014,533

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, all of which are uncertain and cannot be predicted. The Company is required to have a net cash balance of at least $30,000,000 at the closing of the merger as a condition to Chondrial’s obligation to consummate the merger. For purposes of the merger agreement, net cash is subject to certain reductions, including, without limitation, accounts payable, accrued expenses (except those related to the merger), current liabilities payable in cash, unpaid expenses related to the merger and certain other unpaid obligations, including outstanding lease obligations. The liability with regards to the Company’s outstanding lease obligations is a large component of the Company’s net cash and COVID-19 has created uncertainties surrounding our ability to take the steps necessary to sublease or negotiate a buy-out of our existing leases. In the event that the Company’s net cash falls below this threshold, a condition to the Chondrial’s obligation to consummate the merger will fail to be satisfied and Chondrial will have the right to terminate the merger agreement at an outside date of September 17, 2020 (subject to extension as provided in the merger agreement) if the Company’s net cash continues to be lower than the $30,000,000 threshold. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Recently Issued and Adopted Accounting Pronouncements

In June 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

This standard became effective for the Company on January 1, 2020, and based on the composition of the Company’s marketable debt securities, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s disclosures.

3. Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2020 and December 31, 2019 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$35,865	$35,865	$—	$—
Total cash equivalents	35,865	35,865	—	—

Marketable debt securities:
U.S. government securities	10,629	—	10,629	—
Corporate bonds	8,589	—	8,589	—
Commercial paper	5,687	—	5,687	—
Total marketable debt securities	24,905	—	24,905	—
Total cash equivalents and marketable debt securities	$60,770	$35,865	$24,905	$—

	December 31, 2019
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$18,289	$18,289	$—	$—
U.S. Government securities	3,098	—	3,098	—
Commercial paper	1,047	—	1,047	—
Total cash equivalents	22,434	18,289	4,145	—

Marketable debt securities:
U.S. Government securities	14,996	—	14,996	—
Corporate bonds	14,648	—	14,648	—
Commercial paper	13,406	—	13,406	—
Total marketable debt securities	43,050	—	43,050	—
Total cash equivalents and marketable debt securities	$65,484	$18,289	$47,195	$—

The carrying amounts reflected in the condensed consolidated balance sheets for tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Debt Securities

The following tables summarize the Company’s marketable debt securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities (due within 1 year)	$10,596	$33	$—	$10,629
Corporate bonds (due within 1 year)	8,590	3	(4)	8,589
Commercial paper (due within 1 year)	5,687	—	—	5,687
	$24,873	$36	$(4)	$24,905

As of March 31, 2020, the Company did not have an allowance for credit losses.

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Assets:
U.S. Government securities (due within 1 year)	$14,981	$15	$—	$14,996
Corporate bonds (due within 1 year)	14,628	20	—	14,648
Commercial paper (due within 1 year)	13,406	—	—	13,406
	$43,015	$35	$—	$43,050

4. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued payroll and related expenses	$193	$37
Accrued professional fees	452	864
Accrued other	236	289
	$881	$1,190

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

Upon entering into the Term Loan, the Company became obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which at March 31, 2020 was 3.25%. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. The Company accrues the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, the Company, as borrower, is required to maintain a minimum cash, cash equivalents and marketable debt securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which was $13.4 million as of March 31, 2020 and $15.3 million as of December 31, 2019.

Further, since 45 days after the Term Loan was entered in, the Company has met its obligation to maintain a balance of unrestricted cash, cash equivalents and marketable debt securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all the Company’s cash, cash equivalents and marketable Debt securities. If the Company does not meet this requirement it will not be considered an event of default provided it immediately secures 87.5% of the principal balance in a restricted cash account.

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

As of March 31, 2020 and December 31, 2019, notes payable consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Notes payable	$12,728	$14,545
Less: current portion	(7,273)	(7,273)
Notes payable, net of current portion	5,455	7,272
Accretion related to final payment	1,292	1,192
Notes payable, long term	$6,747	$8,464

During the three months ended March 31, 2020 and 2019, the Company recognized $0.3 million and $0.5 million of interest expense, respectively, related to the Term Loan. The effective annual interest rate as of March 31, 2020 on the outstanding debt under the Term Loan was approximately 7.7%.

6. Stock-Based Awards

The Company’s 2014 Stock Option and Incentive Plan, as amended (the “2014 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The Company has outstanding stock-based awards under its Amended and Restated 2006 Stock Option Plan but is no longer granting awards under this plan. The Company also issues common stock under its 2014 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2020, 6,795,572 shares are available for grant under the 2014 Plan, including 1,497,859 shares automatically added to the 2014 Plan on January 1, 2020, and 58,611 shares are available for issuance to participating employees under the ESPP.

The Company recorded stock-based compensation expense related to stock options, restricted common stock and the ESPP in the following expense categories within its condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$(144)	$960
General and administrative	854	1,116
	$710	$2,076

The Company recorded negative research and development expenses during the three months ended March 31, 2020, which was the result of the reversal of related stock compensation expense related to the termination of the Company’s final research and development employee in the first quarter of 2020.

7. Commitments and Contingencies

Leases

On February 12, 2019, the Company entered into a lease with Shigo Center Plaza Owners, LLC, for approximately 17,705 square feet of office space for a new headquarters located at 3 Center Plaza, Boston, Massachusetts. The lease has a term of 124 months with an option to extend the lease for 60 additional months. As part of the agreement the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the consolidated financial statements. Under the lease agreement, the Company began paying monthly rent beginning four months after the lease commencement, which was June 21, 2019, with total lease payments over the initial term of $10.7 million. During the fourth quarter of 2019 and in conjunction with entering into the Merger Agreement with Chondrial, the Company performed an impairment review of the Company’s headquarters lease and related assets and determined that an impairment had not occurred as the estimated fair value of the asset exceeded the carrying value. In addition, due to the continued impact of the COVID-19 pandemic, the Company updated its impairment review as of March 31, 2020 and determined that an impairment had not occurred.

In October 2015, the Company entered into an operating lease for office space in San Diego, California, effective as of October 1, 2015, with a term extended to expire on December 31, 2024.

The future minimum lease payments for the next five years and thereafter as of March 31, 2020, are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2020 (April - December)	824
2021	1,120
2022	1,143
2023	1,165
2024	1,189
Thereafter	5,396
Total lease payments	10,837
Less: imputed interest	(4,081)
Present value of lease liabilities	$6,756

During the three months ended March 31, 2020 the Company did not incur any lease expense associated with research and development activities, and the Company incurred $0.3 million of lease expense associated with general and administrative activities. During the three months ended March 31, 2019 the Company incurred $0.1 million of lease expense associated with research and development activities and less than $0.1 million of lease expense associated with general and administrative activities. The components of lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$331	$127
Short-term lease cost	—	41
Sublease income	(28)	(28)
Total lease cost	$303	$140

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of March 31,	As of December 31,
	2020	2019
Weighted average remaining lease term in years	9.24	9.49
Weighted average discount rate	11.1%	11.1%

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively, and is included in operating activities within the condensed consolidated statements of cash flows. There were no additional right-of-use assets recognized as non-cash asset additions that resulted from new operating lease liabilities during the three months ended March 31, 2020 or 2019.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of March 31, 2020.

8. Retirement Plan

Effective January 1, 2018, the Company adopted a 401(k) plan for its employees. Under the terms of the plan, the Company contributes 3% of an employee’s annual base salary, up to a maximum of the annual Internal Revenue Service compensation limits, for all full-time employees.

During the three months ended March 31, 2020 and 2019, the Company recognized less than $0.1 million and $0.1 million, respectively, of expense related to its contributions to the 401(k) plan.

9. Australia Research and Development Tax Incentive

The Company’s wholly owned subsidiary, Zafgen Australia Pty Limited, which conducts core research and development activities on behalf of the Company, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities. For the three months ended March 31, 2019, $0.1 million was recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. This amount represented 43.5% of the Company’s qualified research and development spending in Australia. For the three months ended March 31, 2020, the Company did not have qualified research and development expenses. The refund is denominated in Australian dollars and, therefore, the related receivable is re-measured into U.S. dollars as of each reporting date. For the three months ended March 31, 2020 and 2019, the Company recorded in its condensed consolidated statements of operations unrealized foreign currency exchange losses of $0.2 million and gains of less than $0.1 million, respectively, related to this tax incentive receivable. As of March 31, 2020 and December 31, 2019, the Company’s tax incentive receivable from the Australian government was $0.2 million.

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

Under the restructuring plan and a previously announced July 2019 restructuring, the Company reduced its workforce by 20 employees and closed its office in San Diego, California. Affected employees are eligible to receive severance payments and outplacement services in connection with the reduction. In the three months ended March 31, 2020, the Company recorded aggregate restructuring charges of less than $0.1 million related to other employee-related costs. The Company does not expect to incur any additional significant costs associated with these restructurings. During the three months ended March 31, 2020, $1.7 million of the estimated restructuring charges were paid. The Company expects the remaining accrued restructuring costs of $1.0 million will be paid in the next 12 months.

The following table shows the total amount expected to be incurred and the liability related to the 2019 restructuring as of March 31, 2020:

	One-Time
	Employee	Contract
	Termination	Termination	Total
	Benefits	Costs	Expenses
	(in thousands)
Accrued restructuring costs as of December 31, 2019	$2,706	$3	$2,709
Restructuring charges incurred during the period	10	—	10
Amounts paid during the period	(1,735)	(3)	(1,738)
Accrued restructuring costs as of March 31, 2020	$981	$—	$981

The following table summarizes the restructuring charges by category for the period ending March 31, 2020:

	Three Months Ended March 31, 2020
	(in thousands)
	Cash	Non-Cash	Total
Research and development	$10	$—	$10
General and administrative	—	—	—
	$10	$—	$10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report and in our Annual Report, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

Following an extensive process of evaluating strategic alternatives for us and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on December 17, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial Therapeutics, Inc., or Chondrial, pursuant to which a wholly owned subsidiary of Zafgen will merge with and into Chondrial, with Chondrial continuing as the surviving corporation and a wholly owned subsidiary of Zafgen and the combined publicly traded, clinical-stage biopharmaceutical company will operate under a new name, Larimar Therapeutics, Inc., or the merger. Under the exchange ratio formula in the Merger Agreement, as of immediately after the merger, the former Chondrial securityholders are expected to own approximately 60% of the outstanding shares of our common stock on a fully-diluted basis and our stockholders as of immediately prior to the merger are expected to own approximately 40% of the outstanding shares of our common stock on a fully-diluted basis. The relative percentage ownership of the combined company was derived using a stipulated value of Chondrial of approximately $67.5 million and of Zafgen of approximately $45.0 million. Our valuation was determined based on a projected net cash, cash equivalents and marketable securities balance minus outstanding liabilities, as defined in the Merger Agreement, of $40.0 million as of a determination date prior to the closing of the merger, but subject to adjustment as described below, plus an additional $5.0 million of enterprise value. If our actual net cash is between $39.5 million and $40.5 million, no adjustment will be made to the ownership percentages based on our net cash. The Company’s target net cash, lower target net cash and upper target net cash amounts will be reduced by $21,311 per day beginning on March 31, 2020 through the closing date of the merger, and the Chondrial valuation will be increased by $111,656 per day beginning on March 31, 2020 through the closing date of the merger, resulting in a corresponding adjustment to the exchange ratio and an increase to the ownership percentage of Chondrial’s stockholder in the combined company.

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

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2020, we had an accumulated deficit of $399.9 million. From our inception through March 31, 2020, we have received net proceeds of $397.9 million from the sales of redeemable convertible preferred stock, the issuance of convertible promissory notes, the proceeds from our initial public offering, or IPO, in June 2014 and our follow-on offerings in January 2015 and July 2018. On July 2, 2018, we completed a public offering of its common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. We have a term loan with an aggregate principal balance of $12.7 million as of December 31, 2019. The loan agreement requires us to maintain certain minimum liquidity at all times, which as of March 31, 2020, was approximately $13.4 million. If the minimum liquidity covenant is not met, we may be required to repay the loan prior to scheduled maturity dates. The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the amounts due under the Term Loan. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million. We have estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or our related assessment could change in the future, which in turn would impact the classification of the debt balances.

Based on our current operating plans, we believe our cash, cash equivalents and marketable debt securities of $63.9 million as of March 31, 2020 will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. We expect to generate operating losses for the foreseeable future. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

We expect that our existing cash, cash equivalents and marketable debt securities as of March 31, 2020 will enable us to fund our operating expenses, capital expenditure requirements and minimum liquidity requirements associated with our debt facility for a period of at least one year from the issuance date of this Quarterly Report. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses previously consisted of costs associated with our product research and development efforts, which are expensed as incurred. Research and development expenses consisted primarily of:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development, merger related costs and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable debt securities. Our interest income has not been significant due to low interest earned on invested balances. Our interest income increased following the July 2, 2018 public offering of our common stock and we anticipate that it will subsequently decrease as we continue to incur operating losses.

Interest expense. Interest expense during the three months ended March 31, 2020 and 2019 relates to the loan and security agreement with Silicon Valley Bank, or the Term Loan, of $20.0 million, which closed on December 29, 2017. It bears a variable interest at an annual rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is being recorded as interest expense over the term through the maturity date using the effective-interest method.

Other income. During the three months ended March 31, 2020, other income consisted of the sale of raw materials that were utilized in the production of our former lead product candidates and the resolution of a dispute with a former third-party vendor.

Foreign currency (losses) gains, net. Foreign currency transaction (losses) gains, net consists of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government. We currently do not engage in hedging activities related to our foreign currency-denominated receivables and payables; as such, we cannot predict the impact of future foreign currency transaction gains and losses on our operating results. See “—Quantitative and Qualitative Disclosures about Market Risk.”

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

Results of Operations

Comparison of three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
			Increase
	2020	2019	(Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	(94)	9,631	(9,725)
General and administrative	3,647	3,646	1
Restructuring charges	10	—	10
Total operating expenses	3,563	13,277	(9,714)
Loss from operations	(3,563)	(13,277)	9,714
Other income (expense):
Interest income	258	642	(384)
Interest expense	(301)	(500)	199
Other income	218	—	218
Foreign currency transaction (losses) gains, net	(210)	23	(233)
Total other (expense) income, net	(35)	165	(200)
Net loss	$(3,598)	$(13,112)	$9,514

Research and development expenses

	Three Months Ended March 31,
			Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses by program:
MetAP2 inhibitors	$—	$4,990	$(4,990)
Unallocated expenses:
Personnel related	40	2,486	(2,446)
Non-cash stock-based compensation	(144)	959	(1,103)
Consultants	—	691	(691)
Other	10	505	(495)
Subtotal	(94)	4,641	(4,735)
Total research and development expenses	$(94)	$9,631	$(9,725)

Research and development expenses for the three months ended March 31, 2020 decreased $9.7 million compared to the three months ended March 31, 2019. The decrease was primarily due to decreased costs of $5.0 million associated with discontinuation of our MetAP2 program as well as a decrease in our unallocated expenses of $4.7 million. The decrease in unallocated expenses was primarily due to a $2.4 million decrease in personnel related costs and a $1.1 million decrease in non-cash stock-based compensation costs due to the reduction in force in the second half of 2019 and the departure of our last research and development employee during the three months ended March 31, 2020. In addition, unallocated expenses decreased due to a $0.7 million decrease in consultants and $0.5 million decrease in other costs, which was the result of the discontinuation of our MetAP2 program in September 2019. There was negative research and development expenses for the three months ended March 31, 2020 primarily as a result of negative stock-compensation expenses related to the reversal of stock compensation expense associated with the termination of our final research and development employee in the first quarter of 2020.

General and administrative expenses

	Three Months Ended March 31,
			Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel related	$723	$927	$(204)
Non-cash stock-based compensation	854	1,116	(262)
Professional fees	1,176	1,097	79
Other	894	506	388
Total general and administrative expenses	$3,647	$3,646	$1

General and administrative expenses for the three months ended March 31, 2020 remained consistent with the three months ended March 31, 2019. Other costs increased by $0.4 million and professional fees increased $0.1 million, as compared to the three months ended March 31, 2019. The increases were the result of merger related costs, increased insurance costs associated with our director and officer insurance and increased facility rental costs. These increases were offset by a decrease of $0.2 million in personnel related costs and a decrease of $0.3 million in non-cash stock-based compensation costs, as compared to the three months ended March 31, 2019, primarily due to the reduction in force in the second half of 2019.

Other (expense) income, net

Interest expense. Interest expense for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.5 million, respectively. The interest expense for the three months ended March 31, 2020 and 2019 is primarily due to the Term Loan of $20.0 million, which closed on December 29, 2017. The Term Loan has a variable annual interest rate of 1.25% above the prime rate, as well as a final payment equal to 8.0% of the Term Loan, which is recorded as interest expense over the term of the loan through the maturity date using the effective-interest method.

Interest income. Interest income of $0.3 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, was related to interest earned on our marketable debt securities balances.

Other income. During the three months ended March 31, 2020, other income of $0.2 million consisted of the sale of raw materials that were utilized in the production of our former lead product candidates and the resolution of a dispute with a former third-party vendor.

Foreign currency transaction (losses) gains, net. We had foreign currency transaction losses of $0.2 million and gains of less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Foreign currency transaction gains and losses consisted of the realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and tax-related receivables from the Australian government, generally reflecting the fluctuation of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and marketable debt securities totaling $63.9 million and outstanding principle balance on the Term Loan of $12.7 million. We invest our cash in money market funds, commercial paper, corporate bonds and U.S. government securities, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Since our inception in November 2005, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2020, we had an accumulated deficit of $399.9 million. Prior to our IPO in June 2014, we funded our operations primarily through sales of redeemable convertible preferred stock and, to a lesser extent, through the issuances of convertible promissory notes and a loan security agreement. From our inception through our IPO in June 2014, we received gross proceeds of $104.0 million from such transactions. In June 2014, we completed our IPO with net proceeds of $102.7 million after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $2.5 million related to the IPO. In January 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 3,942,200 shares at a price of $35.00 per share. We received net proceeds from the follow-on offering of $130.0 million based upon the price of $35.00 per share and after deducting underwriting discounts and commissions paid by us. We also incurred offering costs of $0.5 million related to the follow-on offering. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs paid by us.

On November 9, 2018, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as our sales agent. Through March 31, 2020 we have not sold any shares under the Sales Agreement.

On December 29, 2017, we entered into a loan and security agreement with Silicon Valley Bank, or the Term Loan. The Term Loan provided for borrowings of $20.0 million. On December 29, 2017, we received proceeds of $20.0 million from the issuance of a promissory note. The promissory note issued under the Term Loan is collateralized by substantially all of our personal property, other than our intellectual property. As of March 31, 2020 we had an outstanding principle balance on the Term Loan of $12.7 million.

Upon entering into this Term Loan, we are obligated to make monthly, interest-only payments until March 29, 2019 and, thereafter, to pay 33 consecutive, equal monthly installments of principal and interest from April 1, 2019 through December 1, 2021. The outstanding Term Loan bears a variable interest at an annual rate of 1.25% above the prime rate, which was 3.25% at March 31, 2020. In addition, a final payment equal to 8.0% of the Term Loan is due upon the earlier of the maturity date, acceleration of the Term Loan or prepayment of all or part of the Term Loan. We accrue the final payment amount of $1.6 million, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Additionally, we, as the borrower, are required to maintain a minimum cash, cash equivalents and marketable debt securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of March 31, 2020 was $13.4 million and as of December 31, 2019 was $15.3 million.

Further, as of 45 days after the Term Loan was entered in, we must maintain a balance of unrestricted cash, cash equivalents and marketable debt securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all of our cash, cash equivalents and marketable debt securities. If we do not meet this requirement it will not be considered an event of default provided we immediately secure 87.5% of the principal balance in a restricted cash account.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(4,616)	$(12,471)
Cash provided by investing activities	18,193	807
Cash (used in) provided by financing activities	(1,808)	95
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,769	$(11,569)

Net cash used in operating activities

During the three months ended March 31, 2020, operating activities used $4.6 million of cash, resulting from our net loss of $3.6 million and changes in our operating assets and liabilities of $1.8 million, partially offset by non-cash charges of $0.8 million. Our net loss was primarily attributed to our general and administrative expenses. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2020, consisted primarily of a $0.3 million decrease in accounts payable and a $1.7 million decrease in accrued restructuring, partially offset by a $0.4 million decrease in prepaids and other current assets. Our net non-cash charges during the three months ended March 31, 2020, consisted primarily of stock-based compensation expense of $0.7 million.

During the three months ended March 31, 2019, operating activities used $12.5 million of cash, resulting from our net loss of $13.1 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $1.8 million. Our net loss was primarily attributed to research and development activities related to our MetAP2 program and our general and administrative expenses. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2019, consisted primarily of a $0.4 million decrease in accounts payable and a $1.1 million decrease in accrued expenses and other, partially offset by a $0.5 decrease in prepaids and other current assets. Our net non-cash charges during the three months ended March 31, 2019, consisted primarily of stock-based compensation expense of $2.1 million.

Net cash provided by investing activities

During the three months ended March 31, 2020, investing activities provided $18.2 million of cash resulting from the proceeds from sales and maturities of marketable debt securities of $20.5 million, offset by the purchases of marketable debt securities of $2.3 million.

During the three months ended March 31, 2019, investing activities provided $0.8 million of cash resulting from the proceeds from sales and maturities of marketable debt securities of $34.3 million, offset by the purchases of marketable debt securities of $33.5 million.

Net cash (used in) provided by financing activities

During the three months ended March 31, 2020, financing activities used $1.8 million as a result of payments related to our notes payable.

During the three months ended March 31, 2019, net cash provided by financing activities of $0.1 million was the result of the exercise of common stock options and common stock purchased under our 2014 Employee Stock Purchase Plan.

Operating Capital Requirements and Liquidity

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect that our existing cash, cash equivalents and marketable debt securities as of March 31,

2020, will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute their ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our future product development or future commercialization efforts or grant rights to develop and market our future product candidates, if any, that we would otherwise prefer to develop and market ourselves. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United Sated, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report, the following accounting policies involve the most judgment and complexity:

•	valuation of stock-based awards.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2019.

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report for a description of recent accounting pronouncements applicable to our business.

Nasdaq Delisting Notice

On April 21, 2020, we received written notice, or the Notice, from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5550(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days.

Nasdaq Listing Rule 5810(c)(3)(A) provides 180 calendar days to regain compliance. On April 16, 2020, Nasdaq announced it was providing temporary relief from continued listing bid price requirements through June 30, 2020. Under the relief the Company will have additional time to regain compliance with the listing bid price requirements with the compliance period beginning July 1, 2020. As such, the compliance period for us will expire on December 28, 2020. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days.

If we do not regain compliance by December 28, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of Nasdaq, or the Staff, that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

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

Interest Rate Fluctuation Risk

Our cash, cash equivalents, and marketable debt securities as of March 31, 2020 consisted of cash, corporate bonds, commercial paper, U.S. government securities and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels as of March 31, 2020, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of less than $0.1 million.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations, or CROs, other providers related to our clinical trials and our Australia research and development tax incentive receivable that are denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us, primarily the Australian dollar. Any transaction gains or losses resulting from currency fluctuations is recorded on a separate line in our condensed consolidated statement of operations. Net foreign currency transaction losses of $0.2 million and gains of less than $0.1 million were recorded for the three months ended March 31, 2020 and 2019, respectively.

Currently, our largest foreign currency exposures are those with respect to the Australian dollar. Relative to foreign currency exposures existing as of March 31, 2020, a 10% unfavorable movement in foreign currency exchange rates would expose us to an increased net loss. For the three months ended March 31, 2020, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our net loss by $0.2 million. This amount is based on a sensitivity analysis performed on our financial position as of March 31, 2020. We have experienced and will continue to experience fluctuations in our net loss as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, or Quarterly Report, and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment. For additional risks related to Chondrial’s business and the risks related to the combined company if the merger is completed, see the Proxy Statement filed with the SEC on April 29, 2020.

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
•

The merger agreement contains covenants relating to our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the merger agreement and the closing of the merger. As a result, significant business decisions and transactions before the closing of the merger require the consent of Chondrial. Accordingly, we may be unable to pursue business opportunities that would otherwise be in our best interest as a standalone company. If the merger agreement is terminated after we have invested significant time and resources in the transaction process, we will have a limited ability to continue our current operations without obtaining additional financing to fund our operations.

•	We could be obligated to pay Chondrial a $3,375,000 termination fee in connection with the termination of the merger agreement, depending on the reason for the termination.
•	We could be obligated to pay Chondrial a $350,000 expense reimbursement in connection with the termination of the merger agreement, depending on the reason for the termination.
•	Our collaborators and other business partners and investors in general may view the failure to consummate the merger as a poor reflection on our business or prospects.
•	Some of our suppliers, collaborators and other business partners may seek to change or terminate their relationships with us as a result of the proposed merger.
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

Under the terms of the merger agreement, the number of shares of our common stock to be issued to Chondrial’s stockholder at the closing of the merger will be determined based on an exchange ratio, which will be calculated based on the total number of outstanding shares of our common stock and Chondrial common stock, each on a fully-diluted basis, and the respective valuations of Chondrial and us, as of immediately prior to the closing of the merger. If the closing had occurred on or before March 31, 2020 and there was no adjustment to the closing valuation of us (as described below), then immediately following the effective time of the merger, Chondrial’s stockholder would own, or hold rights to acquire, 60% of the common stock of the combined company, on a fully-diluted basis, and our existing stockholders would own or hold rights to acquire 40% of the common stock of the combined company, on a fully-diluted basis. The respective valuations of Chondrial and us, and the corresponding ownership percentages of Chondrial’s stockholder and our existing stockholders, will likely adjusted upward or downward based on the date the closing occurs and the net cash balance (defined in the merger agreement as cash, cash equivalents and marketable debt securities minus certain outstanding liabilities) of us as of a determination date prior to the closing of the merger, and as a result, either our stockholders could own less of the combined company than expected. As the closing of the merger will occur after March 31, 2020, our target net cash and lower target net cash and upper target net cash amounts will be reduced by $21,311 per day beginning on March 31, 2020 through the closing date of the merger, and the Chondrial valuation will be increased by $111,656 per day beginning on March 31, 2020 through the closing date of the merger, resulting in a corresponding adjustment to the exchange ratio and an increase to the ownership percentage of Chondrial’s stockholder in the combined company. There can be no assurances as to our level of net cash between now and closing or as to the date the closing will occur.

Our net cash may be less than $30,000,000 at the closing of the merger, which would cause a condition to Chondrial’s obligation to consummate the merger to fail to be satisfied and may result in the termination of the merger agreement.

We are required to have a net cash balance of at least $30,000,000 at the closing of the merger as a condition to Chondrial’s obligation to consummate the merger. For purposes of the merger agreement, net cash is subject to certain reductions, including, without limitation, accounts payable, accrued expenses (except those related to the merger), current liabilities payable in cash, unpaid expenses related to the merger and certain other unpaid obligations, including outstanding lease obligations. The liability with regards to our outstanding lease obligations is a large component of our net cash and COVID-19 has created uncertainties surrounding our ability to take the steps necessary to sublease or negotiate a buy-out of our existing leases. In the event that our net cash falls below this threshold, a condition to Chondrial’s obligation to consummate the merger will fail to be satisfied and Chondrial will have the right to terminate the merger agreement at an outside date of September 17, 2020 (subject to extension as provided in the merger agreement) if our net cash continues to be lower than the $30,000,000 threshold.

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

The merger is expected to result in a limitation on our ability to utilize our net operating loss carryforward.

Under Section 382 of the Code, use of our net operating loss carryforwards, or NOL, will be limited if we experience an “ownership change.” For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We are expected to experience an ownership change as a result of the merger and therefore our ability to utilize our NOLs and certain credit carryforwards remaining at the effective time will be limited. The limitation will be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

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

In addition, responses to the COVID-19 pandemic have resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, stay-at-home orders, and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely, or in the event that our employees are personally affected by COVID-19, it may adversely impact our ability to consummate the merger, disrupt our operations or increase the risk of a cybersecurity incident.

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

The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.

Our business could be materially adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business and governmental operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including requiring employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. We may experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and other restrictions on the ability of our employees to perform their jobs. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy, our operations may be negatively impacted, and the closing of our merger with Chondrial Therapeutics, Inc. may be affected.

We have already experienced business disruptions from the COVID-19 pandemic, for example, the COVID-19 pandemic has created uncertainties surrounding our ability to take the steps necessary to sublease or negotiate a buy-out of our existing leases. While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, and employees, the continued spread of COVID-19 including the measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may continue to materially and adversely affect our business, results of operations and financial condition.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including disruptions as a result of the COVID-19 pandemic. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our future product candidates, if any and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those of our third-party contract research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our future product candidates.

Despite the implementation of security measures, our internal computer systems and those of our third-party contract research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The number and complexity of these threats continue to increase over time, including as a result of employees working remotely in response to COVID-19. While we have not experienced any such system failure or accident, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of nonclinical or clinical trial data for our future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our future product candidates could be delayed.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of our future product candidates for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our future product candidates, if any, or bring them to market and generate product revenue. In addition, such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities and require devotion of a substantial amount of our time to managing these expansion activities.

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

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. For example, in April 2020, we received a letter from the Listing Qualifications Department of the Nasdaq advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement.

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on Nasdaq, absent noncompliance with any other requirement for continued listing. On April 16, 2020, Nasdaq announced it was providing temporary relief from continued listing bid price requirements through June 30, 2020. Under the relief we will have additional time to regain compliance with the listing bid price requirements with the compliance period beginning July 1, 2020. As such, the compliance period for us will expire on December 28, 2020.

If we do not regain compliance with the Minimum Bid Price Requirement within an allotted grace period, then under Nasdaq Listing Rule 5810(c)(3)(A)(i) we may transfer to The Nasdaq Capital Market, provided that we meet the applicable market value of the publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market and we notify Nasdaq of our intention to cure the deficiency during a second grace period. Following a transfer to The Nasdaq Capital Market, we may be afforded an additional 180-days to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance with the Minimum Bid Price Requirement within the allotted grace period, our shares of common stock would be subject to delisting. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if our stock is not listed on a major exchange.

In September 2019, we received a similar Notice that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(1) for continued listing on Nasdaq. Prior to the expiration of the then compliance period, we came into compliance with the minimum bid price requirements and we were notified by Nasdaq of such compliance and the matter was closed.

We expect that our stock price will continue to fluctuate significantly.

The market price of shares of our common stock, similar to the market price of shares of common stock of other biopharmaceutical companies, is subject to wide fluctuations. From January 1, 2020 to March 31, 2020 the daily closing price of our common stock on the NASDAQ Global Market ranged from a high of $1.49 to a low of $0.66 and will continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	the COVID-19 pandemic and its global economic impact;
•	plans and expectations regarding the merger with Chondrial, including the expected completion of the merger;
•	plans for, progress of, or results from nonclinical studies and clinical trials of our future product candidates;
•	the failure of the FDA to permit an investigational new drug application, or IND, to go into effect for our future product candidates, if any;
•	the failure of the FDA or the European Medicines Agency, or EMA, to approve our future product candidates, if any;
•	our ability to establish an adequate safety margin and profile for our future product candidates, if any;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	regulatory or legal developments in the United States and other countries;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

As of April 30, 2020, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Atlas Ventures, 683 Capital Management, LLC, AIGH Capital Management, LLC, Renaissance Technologies LLC, Sphera Funds Management Ltd., and Sio Capital Management, LLC, represent beneficial ownership, in the aggregate, of approximately 48.5% of our common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We are a smaller reporting company, and we will remain a smaller reporting company as long as our voting and non-voting common shares held by non-affiliates is less than $75 million measured on the last business day of our second fiscal quarter; or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Despite the guidance we may receive from the FDA, the EMA, or other applicable regulatory authorities, any of these regulatory authorities can change their positions on the acceptability of our clinical trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we expect. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and a Marketing Authorization Application to the EMA or other regulatory authorities and, consequently, the ultimate approval and commercial marketing of our future product candidates, if any. We do not know whether any clinical trials for our future product candidates will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the IRBs or ethics committees, at the sites where the IRBs or ethics committees are overseeing a clinical trial, a data monitoring committee overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	as a result of disruptions related to COVID-19;
•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
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

We entered into agreements with third-party CROs to provide monitors for and to manage data for our prior clinical trials. We relied heavily on these parties for execution of past clinical trials and may continue to rely on these parties for clinical trials for our future product candidates, if any, but we only control certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have disruptions, delays or difficulties as a result of and related to COVID-19;
•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates and could cause us to incur higher costs and prevent us from commercializing our product candidates successfully. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of products, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties. We are also unable to predict how changing global economic conditions or potential global health concerns such as COVID‑19 will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Facilitated regulatory pathways, such as but not limited to Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation, Priority Review, Accelerated Approval, PRIME, or regulatory incentives, such as but not limited to orphan drug designation, are pathways and incentives that may not be accepted/granted, and even if granted for any of our future product candidates, may not lead to a faster development period, regulatory review or approval process, do not increase the likelihood that any of our future product candidates will receive marketing approval, and do not increase the likelihood of receiving benefits or exclusivities associated with any of these designations or pathways.

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

Satisfaction of FDA and certain European regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We believe that our cash, cash equivalents and marketable debt securities will be sufficient to fund operations for a period of at least one year from the issuance date of this Quarterly Report, but we will need to raise more funds to continue development and commercialization of our future product candidates, if any, which may not be easily available. Furthermore, we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of any future potential product candidates, such product candidates may never be approved by the FDA or other regulatory authorities.

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

Since our inception and until July 2016, we focused substantially all of our efforts and financial resources on developing beloranib, which was in Phase 3 clinical development for our lead indication of the treatment of hyperphagia and obesity in patients with Prader Willi Syndrome and Phase 2 clinical development for the treatment of obesity in patients with hypothalamic injury-associated obesity. In December 2015, the FDA put the beloranib IND application on full clinical hold. Due to the uncertainties, costs and risks associated with the development of beloranib, in July 2016, we suspended further development of beloranib and directed our efforts and financial resources to developing ZGN-1061. In October 2016, we suspended our development of ZGN-839 in order to focus all of our resources to developing ZGN-1061 and the discovery and development of novel and highly differentiated MetAP2 inhibitors. In November 2018, we received a letter from the FDA placing a full clinical hold on our IND for the first U.S. clinical trial of ZGN-1061. The FDA cited the possibility of cardiovascular safety risks based on similar results seen in our prior compound. In July 2019, we reached agreement with the FDA on an in vivo animal study design and protocol to establish relevant safety margins for ZGN-1061. The study was designed to translate the data from our newly developed in vitro assays of human endothelial cells and assessment of tissue factor expression with endothelial cells, along with other supportive assays, as we worked toward resolving the full clinical hold. Based on the preliminary results from the in vivo study, on September 5, 2019, we announced that we believe there is a low probability of resolving the clinical hold in the near-term. Subsequently, all further development activities of MetAP2 inhibitors were halted and we withdrew the IND for ZGN-1061 in September 2019. Therefore, we have determined that it is in the best interest of stockholders to expand our internal corporate development efforts and formally evaluate strategic alternatives. Following an extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on December 17, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chondrial, pursuant to which a wholly owned subsidiary of the Company will merge with and into Chondrial, with Chondrial continuing as the surviving corporation and a wholly owned subsidiary of the Company and the combined publicly traded, clinical-stage biopharmaceutical company will operate under a new name, Larimar Therapeutics, Inc. We expect to devote significant time and resources to completion of this proposed transaction.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock, convertible debt and proceeds from our IPO and follow-on public offerings, and have incurred losses in each year since our inception. In July 2018, we sold 9,200,000 shares of our common stock at a price of $7.50 per share. Our net loss as of March 31, 2020 was $3.6 million. As of March 31, 2020, we had an accumulated deficit of $399.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs for ZGN-1061, ZGN-1258, ZGN-1345, beloranib, ZGN-839, early research activities, licensing milestone fees and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, if and when we obtain marketing approval for a future product candidate, we will incur significant sales, marketing and manufacturing expenses. We will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs when we prepare to commercialize our product candidates. Even if we initiate and successfully complete our clinical trials of our future product candidates, if any, and any product candidates are approved for commercial sale our product candidates, if any, may not be commercially successful drugs. Despite expending these costs, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

As of March 31, 2020, our cash, cash equivalents and marketable debt securities were $63.9 million and we have a Term Loan with an outstanding principal balance of $12.7 million. The Term Loan is collateralized by substantially all of our personal property, other than our intellectual property. Additionally, we, as the borrower, are required to maintain a minimum unrestricted cash, cash equivalents and marketable debt securities balance at Silicon Valley Bank of no less than 105% of the total outstanding principal balance of the Term Loan, which as of March 31, 2020 and December 31, 2019 was $13.4 million and $15.3 million, respectively.

Further, as part of the requirements of the Term Loan, we must maintain a balance of unrestricted cash, cash equivalents and marketable debt securities at Silicon Valley Bank in an amount not less than the greater of (i) $55.0 million and (ii) sixty-five percent (65%) of all of our cash, cash equivalents and marketable debt securities. If we do not meet this requirement it will not be considered an event of default provided we immediately secure 87.5% of the principal balance in a restricted cash account. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering or granting a security interest in our intellectual property, incurring indebtedness or liens, paying dividends, making certain investments, limiting the aggregate value of cash maintained by our Australian subsidiary not to exceed $4.0 million and certain other business transactions. The Term Loan also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the amounts due under the Term Loan, including cash in the amount of the outstanding balance. These events of default include, among other things, failure to pay any amounts due under the Term Loan, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.3 million. We have estimated that the risk of subjective acceleration under the material adverse events clause is reasonably possible, however not probable and therefore have classified the outstanding principal in current and long-term liabilities based on contractually scheduled principal payments. However, the assessment of such probability of the debt holder calling the debt is subjective and their actions and/or our related assessment could change in the future, which in turn would impact the classification of the debt balances.

We expect that our cash, cash equivalents and marketable debt securities will be sufficient to fund our current operations for a period of at least one year from the issuance date of this Quarterly Report. We expect to devote significant time and resources to completion of the proposed merger with Chondrial. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger ultimately may not deliver the anticipated benefits or enhance shareholder value. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our future product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the COVID-19 pandemic and its economic impacts could adversely affect our ability to obtain financing and could affect the terms on which financing is secured. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidate or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. On July 2, 2018, we completed a public offering of our common stock, which resulted in the sale of 9,200,000 shares at a price of $7.50 per share, resulting in net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions, as well as offering costs. On November 9, 2018, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an at-the-market equity offering program under which Cowen will act as our sales agent. Through March 31, 2020 we have not sold any shares under the Sales Agreement. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, a stockholder’s ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish rights to our future product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

As of April 30, 2020, we own thirty-eight issued U.S. patents, all of which relate to our internal efforts to discover and discover MetAP2 inhibitors.

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

We may become dependent on licensed intellectual property for early-stage product candidates. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing such product candidates, if approved.

We had an exclusive license with Children’s Medical Center Corporation, which we elected to terminate in the first quarter of 2020, pursuant to which we exclusively licensed certain patent rights relating to decreasing the growth of fat tissue, on a worldwide basis. We may enter into additional licenses for third-party intellectual property that are necessary or useful to our business. Current or future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, current or future licensors may decide to terminate our license at will. If successful, this could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of March  6, 2020, by and among Zafgen, Inc., Chondrial Therapeutics, Inc., Chondrial Therapeutics Holdings, LLC, and Zordich Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 9, 2020)

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

ZAFGEN, INC.

Date: May 7, 2020	By:	/s/ Jeffrey Hatfield
Jeffrey Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Patricia L. Allen
Patricia L. Allen
Chief Financial Officer (Principal Financial and Accounting Officer)