Form 10-Q
period 2020-06-30
Larimar Therapeutics, Inc.
filed 2020-08-14
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36510

LARIMAR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3857670
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three Bala Plaza East, Suite 506

Bala Cynwyd, PA 19004

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (844) 511-9056

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LRMR	The Nasdaq Global Market

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

As of July 31, 2020, there were 15,356,206 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “should,” “projects,” “plans,” “goal,” “targets,” “potential,” “estimates,” “pro forma,” “seeks,” “intends” or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include, but are not limited to, statements concerning:

•	our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
•	how long we can continue to fund our operations with our existing cash, cash equivalents and marketable debt securities;
•

our ability to optimize and scale CTI-1601 or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical and, if approved, commercial supplies of CTI-1601;

•

our ability to realize any value from CTI-1601 and any other product candidate we may develop in the future and nonclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that products will not achieve broad market acceptance;

•	delays in our anticipated clinical timelines, patient recruitment and milestones for CTI-1601, including those associated with COVID-19;
•	uncertainties in obtaining successful clinical results for CTI-1601 or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;
•	our ability to comply with regulatory requirements applicable to our business and other regulatory developments in the United States and foreign countries;
•

the uncertainties associated with the clinical development and regulatory approval for CTI-1601 or any other product candidate that we may develop in the future, including potential delays in the commencement, enrollment and completion of clinical trials;

•

the difficulties and expenses associated with obtaining and maintaining regulatory approval for CTI‑1601 or any other product candidate we may develop in the future, and the indication and labeling under any such approval;

•

the size and growth of the potential markets for CTI-1601 or any other product candidate that we may develop in the future, the rate and degree of market acceptance of CTI-1601 or any other product candidate that we may develop in the future and our ability to serve those markets;

•	the success of competing therapies and products that are or become available;
•	our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•

the performance of third-parties upon which we depend, including third-party contract research organizations, or CROs, and third-party suppliers, manufacturers, group purchasing organizations, distributors and logistics providers;

•	our ability to maintain our relationships, profitability and contracts with our key commercial partners;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;

•

our ability to comply with stringent U.S. and foreign government regulations in the manufacturing of pharmaceutical products, including good manufacturing practice compliance and other relevant regulatory authorities;

•

our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption; and

•

the extent to which health epidemics and other outbreaks of communicable diseases, including the recent outbreak COVID-19, disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of CTI-1601.

You should assume that the information appearing in this report is accurate as its date only. Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The factors the could cause or contribute to such differences include, but are not limited to, those discussed in our Current Report on Form 8-K/A filed on June 26, 2020, and those listed under Part II, Item 1A. Risk Factors of this Quarterly Report. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements after the date of this report for any reason, even if new information becomes available in the future.

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

Larimar Therapeutics, Inc.

On May 28, 2020, Larimar Therapeutics, Inc. (formerly known as Zafgen, Inc.) (“Larimar”), completed its reverse merger with Chondrial Therapeutics, Inc. (“Chondrial”), in accordance with the terms of the Agreement and Plan of Merger, dated as of December 17, 2019, as amended, by and among Larimar, Chondrial, a wholly-owned subsidiary of Larimar, Zordich Merger Sub, Inc. (“Merger Sub”) and Chondrial Holdings, LLC (“Holdings”), the sole stockholder of Chondrial ( the “Merger Agreement”), pursuant to which Merger Sub merged with and into Chondrial, with Chondrial surviving as a wholly owned subsidiary of Larimar (the “Merger”).

For accounting purposes, the Merger is treated as a “reverse asset acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Chondrial is considered the accounting acquirer. Accordingly, Chondrial’s historical results of operations replace Larimar’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company are included in the Company’s financial statements.

This quarterly report on Form 10-Q relates to the Company’s quarter ended June 30, 2020, which includes the date of the completion of the Merger and is therefore the Company’s first periodic report that includes results of operations for the combined company, including Chondrial.

Unless the context otherwise requires, references to the “Company,” the “combined company” “we,” “our” or “us” in this report refer to Larimar Therapeutics, Inc. and its subsidiaries, references to “Larimar” refer to the Company following the completion of the Merger, and references to “Zafgen” refer to the Company prior to the completion of the Merger.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$112,673	$1,009
Marketable debt securities	1,011	—
Prepaid expenses and other current assets	5,427	3,741
Total current assets	119,111	4,750
Property and equipment, net	675	274
Operating lease right-of-use assets	4,252	87
Restricted cash	1,339	—
Other assets	80	90
Total assets	$125,457	$5,201
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,258	$3,539
Accrued expenses	3,796	2,259
Operating lease liabilities, current	591	97
Total current liabilities	6,645	5,895
Operating lease liabilities	6,268	—
Total liabilities	12,913	5,895
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 15,356,206 and 6,091,250 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	15	6
Additional paid-in capital	153,668	22,432
Accumulated deficit	(41,136)	(23,132)
Accumulated other comprehensive loss	(3)	—
Total stockholders’ equity (deficit)	112,544	(694)
Total liabilities and stockholders’ equity (deficit)	$125,457	$5,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$8,907	$3,128	$13,914	$7,350
General and administrative	2,492	576	4,159	1,078
Total operating expenses	11,399	3,704	18,073	8,428
Loss from operations	(11,399)	(3,704)	(18,073)	(8,428)
Other income, net	69	—	69	—
Net loss	$(11,330)	$(3,704)	$(18,004)	$(8,428)
Net loss per share, basic and diluted	$(1.21)	$(0.61)	$(2.33)	$(1.38)
Weighted average common shares outstanding, basic and diluted	9,381,412	6,091,250	7,736,331	6,091,250
Comprehensive loss:
Net loss	$(11,330)	$(3,704)	$(18,004)	$(8,428)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(3)	—	(3)	—
Total other comprehensive loss	(3)	—	(3)	—
Total comprehensive loss	$(11,333)	$(3,704)	$(18,007)	$(8,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2019	6,091,250	$6	$22,432	$(23,132)	$—	$(694)
Capital contributions from related party	—	—	9,595	—	—	9,595
Stock-based compensation expense	—	—	29	—	—	29
Net loss	—	—	—	(6,674)	—	(6,674)
Balances as of March 31, 2020	6,091,250	6	32,056	(29,806)	—	2,256
Capital contributions from related party	—	—	8,400	—	—	8,400
Merger with Zafgen Inc.	3,124,337	3	37,116	—	—	37,119
Private Placement of common shares and pre-funded warrants, net of transaction costs	6,140,619	6	75,344	—	—	75,350
Stock-based compensation expense	—	—	752	—	—	752
Unrealized loss on marketable debt securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(11,330)	—	(11,330)
Balances as of June 30, 2020	15,356,206	15	153,668	(41,136)	(3)	112,544

Balances as of December 31, 2018	6,091,250	6	2,908	—	—	2,914
Capital contributions from related party	—	—	3,000	—	—	3,000
Stock-based compensation expense	—	—	34	—	—	34
Net loss	—	—	—	(4,724)	—	(4,724)
Balances as of March 31, 2019	6,091,250	6	5,942	(4,724)	—	1,224
Capital contributions from related party	—	—	2,990	—	—	2,990
Stock-based compensation expense	—	—	33	—	—	33
Net loss	—	—	—	(3,704)	—	(3,704)
Balances as of June 30, 2019	6,091,250	$6	$8,965	$(8,428)	$—	$543

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,004)	$(8,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	781	67
Depreciation expense	55	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,760)	(1,324)
Accounts payable	(3,284)	653
Accrued expenses	1,067	11
Right-of-use assets	89	39
Operating lease liabilities	(85)	(26)
Other assets	21	5
Net cash used in operating activities:	(21,120)	(8,965)
Cash flows from investing activities:
Purchase of property and equipment	(58)	(33)
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	41,934	—
Merger transaction costs	(1,233)	—
Net cash provided by (used in) investing activities	40,643	(33)
Cash flows from financing activities:
Capital contribution from related party	17,995	5,990
Proceeds from sale of common stock and prefunded warrants, net of issuance costs	75,485	—
Net cash provided by financing activities	93,480	5,990
Net increase (decrease) in cash, cash equivalents and restricted cash	113,003	(3,008)
Cash, cash equivalents and restricted cash at beginning of period	1,009	4,396
Cash, cash equivalents and restricted cash at end of period	$114,012	$1,388
Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired in the Merger, including $1.0 million of marketable debt securities and excluding cash acquired	$(4,815)	$—
Leased assets obtained in exchange for new operating lease liabilities	$448	$—
Offering costs included in accounts payable and accrued expenses	$135	$—
Merger transaction costs included in accounts payable and accrued expenses	$65	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Nature of the Business, COVID-19 Risk and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiaries (the “Company” or “Larimar”), is a clinical stage biopharmaceutical company leveraging its proprietary knowledge to develop a therapeutic treatment for mitochondrial disorders which currently have no cure. The Company has focused on Friedreich’s Ataxia, which is a progressive disease that affects multiple body systems, particularly the brain and heart. CTI-1601, the Company’s lead product candidate in Phase 1 clinical development, utilizes a cell penetrant peptide to deliver frataxin, the protein deficient in Friedreich’s Ataxia, to the mitochondria where it is believed to be processed into mature frataxin and becomes active in mitochondrial metabolism.

The Company is subject to risks and uncertainties common to pre-commercialization companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations and the ability to secure additional capital to fund operations. Drug candidates currently under development will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic at this time, if the pandemic continues to evolve into a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

The pandemic resulted in the temporary stoppage of the Company’s Phase 1 clinical trial studying CTI-1601 in patients with Friedreich’s Ataxia after the completion of two cohorts. The Company has since resumed the SAD Phase 1 clinical trial in July 2020. The Company is conducting the clinical trial at one clinical trial site. Because Friedreich’s Ataxia is a rare disease, there are a limited number of patients in close proximity to the clinical trial site and clinical trial patients travel from throughout the United States to the clinical trial site to participate. After dosing, patients remain in isolation in the clinical research unit for a period of time. The travel advisories and risk of infection related to COVID-19 have presented increased risks to patients traveling to the Company’s clinical trial site for dosing and the Company expects to incur additional clinical trial costs to safely transport and isolate patients participating in the trial. While top line results from the ongoing Phase 1 clinical trials were originally expected by the end of 2020, the delay in the clinical trial timeline caused by the ongoing impact of COVID-19 resulted in top line results now being expected in the first half of 2021. The Company may experience additional delays in clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed, including as a result of resurgences of COVID-19 cases in certain geographic areas.

Merger with Zafgen

On December 17, 2019, Zafgen, Inc. (“Zafgen”), Chondrial Therapeutics Inc. (“Chondrial”), Zordich Merger Sub, Inc. (“Merger Sub”) and Chondrial Holdings, LLC (“Holdings”), the sole stockholder of Chondrial, entered into an Agreement and Plan of Merger, as amended on March 9, 2020 (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Chondrial, with Chondrial surviving as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”).

The transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under this method of accounting, Chondrial was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (1) shareholders of Chondrial own a substantial majority of the voting rights of the combined company; (2) the majority of the board of directors of the combined company is composed of directors designated by Chondrial under the terms of the merger; and (3) existing members of Chondrial management will be the management of the combined company. Because Chondrial has been determined to be the accounting acquirer in the Merger, but not the legal acquirer, the Merger is deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As a result, the historical financial statements of Chondrial are the historical financial statements of the combined company. As the Merger has been accounted for as an asset acquisition, goodwill has not been recorded within the condensed combined balance sheet.

The Merger was completed on May 28, 2020 pursuant to the terms of the Merger Agreement. In addition, immediately prior to the closing of the Merger, Zafgen effected a 1-for-12 reverse stock split (the “Reverse Stock Split”) of Zafgen’s common stock, par value $0.001 per share (the “Zafgen Common Stock”). At the effective time of the Merger (the “Effective Time”), each share of Chondrial’s common stock, par value $0.001 per share (“Chondrial Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive shares of Zafgen based on an exchange ratio set forth in the Merger Agreement. At the Effective Time following the Reverse Stock Split, the exchange ratio was determined to be 60,912.5005 shares of Zafgen Common Stock for each share of Chondrial Common Stock (the “Exchange Ratio”). At the closing of the Merger on May 28, 2020, Zafgen issued an aggregate of 6,091,250 shares of its common stock to Holdings (the “Merger Shares”), based on the Exchange Ratio after giving effect to the Reverse Stock Split described below. Holdings subsequently distributed the Merger Shares to its members.

In addition, all outstanding options exercisable for common units of Holdings became options exercisable for the shares of common stock of Zafgen based on the conversion factor discussed within the Merger Agreement. In connection with the Merger, Zafgen changed its name to Larimar Therapeutics, Inc. Following the closing of the Merger, Chondrial Therapeutics, Inc. became a wholly-owned subsidiary of the Company. As used herein, the words “the Company” refers to, for periods following the Merger, Larimar, together with its subsidiaries, and for periods prior to the Merger, Chondrial Therapeutics Inc., and its direct and indirect subsidiaries, as applicable.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiaries, Chondrial Therapeutics Inc., Chondrial Therapeutics IP LLC, Zafgen Securities Corporation, Zafgen Australia Pty Limited and Zafgen Animal Health, LLC. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. Unless otherwise noted, all references to common stock share and per share amounts have also been adjusted to reflect the Exchange Ratio.

Reverse Stock Split

On May 28, 2020, immediately prior to the closing of the Merger, Zafgen effected the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Unless otherwise noted, all references to common stock share and per share amounts have also been adjusted to reflect the Exchange Ratio.

Going Concern Assessment

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations. The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, will need additional capital to fund its future operations, which it may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements.

The Company has funded its operations to date primarily with proceeds from sales of common stock, prefunded warrants for the purchase of common stock and contributions from Holdings. In 2020, the Company completed the Merger and acquired $42.9 million of cash, cash equivalents, restricted cash and marketable debt securities that were held by Zafgen immediately prior to the Merger. The Company also raised $75.4 million, net of offering costs, through a private offering of common stock and prefunded warrants to purchase shares of common stock in connection with and immediately after the closing of the Merger. In addition, in 2020, prior to the Merger, the Company received $18.0 million in capital contributions from Holdings.

If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre‑commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Current Report on Form 8-K/A filed on June 26, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2020 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2020 and 2019 have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expense, valuation of stock-based awards and valuation of leases. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains cash balances in various operating accounts at financial institutions that management believes to be of high credit quality in amounts that may exceed federally insured limits. The Company has not experienced losses related to its cash and cash equivalents.

The Company is highly dependent on third-party manufacturers to supply products for research and development activities in its programs. The Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of active pharmaceutical ingredients and formulated drugs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds, U.S. government securities and corporate bonds as of June 30, 2020. As of December 31, 2019, the Company did not have cash equivalents.

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

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases.

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development and nonclinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, nonclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the goods have been delivered or the related services have been performed, or when it is no longer expected that the goods will be delivered or the services rendered.

Upfront payments, milestone payments and annual maintenance fees under license agreements are currently expensed in the period in which they are incurred.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

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

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Prior to May 28, 2020, the Company had been a private company and lacked company-specific historical and implied volatility information for its common stock. Therefore, the Company estimates its expected common stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield considers the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2020 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, which were issued in June 2020, and for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded the following common stock equivalents, outstanding as of June 30, 2020 and 2019, from the computation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of June 30,
	2020	2019
Options to purchase common stock	720,067	—
Unvested restricted common stock	6,957	—
	727,024	—

Prior to the Merger the Company did not have options to purchase common stock or unvested restricted common stock to exclude from the calculation of earnings per share as all outstanding options were for common units of Holdings that upon the Merger converted into options exercisable for the shares of common stock of the Company.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company adopted the standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s disclosures.

3.	Merger Accounting

On May 28, 2020, the Company completed its merger with Zafgen. Based on the Exchange Ratio, immediately following the Merger, former Zafgen stockholders, Zafgen option holders and other persons holding securities or other rights directly or indirectly convertible, exercisable or exchangeable for Zafgen Common Stock (collectively, the “Zafgen Securityholders”) owned approximately 34% of the outstanding capital stock of the combined company, and Holdings, the former Chondrial stockholder, owned approximately 66% of the outstanding capital stock of the combined company. At the closing of the Merger, all shares of Chondrial Common Stock were exchanged for an aggregate of 6,091,250 shares of Zafgen Common Stock, after giving effect to the Reverse Stock Split.

In addition, pursuant to the terms of the Merger Agreement, the Company assumed all outstanding stock options to purchase shares of Zafgen common stock at the closing of the Merger. At the closing of the Merger, such stock options became options to purchase an aggregate of 328,770 shares of the Company’s common stock after giving effect to the Reverse Stock Split.

The total purchase price paid in the Merger has been allocated to the tangible and intangible assets acquired and liabilities assumed of Zafgen based on their fair values as of the completion of the Merger. Transaction costs primarily included bank fees and professional fees associated with legal counsel, auditors and printers. The following summarizes the purchase price paid in the Merger (in thousands, except share and per share amounts):

Number of shares of the combined organization owned by Zafgen stockholders(1)	3,124,337
Multiplied by the fair value per share of Zafgen common stock(2)	$11.88
Fair value of consideration issued in effect of the Merger	$37,119
Transaction costs	$1,715
Purchase price:	$38,834

(1)	The number of shares of 3,124,337 represents the historical 37,492,044 shares of Zafgen common stock outstanding immediately prior to the closing of the Merger, adjusted for the Reverse Stock Split.
(2)	Based on the last reported sale price of Zafgen common stock on the Nasdaq Global Market on May 28, 2020, the closing date of the Merger, and after giving effect to the Reverse Stock Split.

The allocation of the purchase price for the Merger was based on estimates of the fair value of the net assets acquired, which was then adjusted for the difference between the purchase price and the fair value of the assets acquired. The following summarizes the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

Cash and cash equivalents	$40,595
Marketable debt securities	1,014
Other current and noncurrent assets	357
Property and equipment, net	398
Restricted cash	1,339
Right-of-use asset	3,806
Current liabilities	(2,685)
Lease liability, net of current portion	(5,990)
Purchase price	$38,834

4.	Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level – 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level – 2

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level – 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2020 and December 31, 2019 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of June 30, 2020, there were no cash equivalents and marketable debt securities as of December 31, 2019:

	June 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$33,546	$33,546	$—	$—
U.S. Government securities	902	—	902	—
Corporate bonds	1,977	—	1,977	—
Total cash equivalents	36,425	33,546	2,879	—

Marketable securities:
Corporate bonds	1,011	—	1,011	—
Total marketable debt securities	1,011	—	1,011	—
Total cash equivalents and marketable debt securities	$37,436	$33,546	$3,890	$—

Marketable Debt Securities

The following tables summarize the Company’s marketable debt securities as of June 30, 2020. There were no marketable debt securities as of December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$1,014	$—	$(3)	$1,011
	$1,014	$—	$(3)	$1,011

As of June 30, 2020, the Company did not have an allowance for credit losses.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Prepaid research and development expenses	$4,926	$3,099
Capitalized transaction costs	—	419
Research and development tax credit sale receivable	—	82
Payroll tax receivable	55	76
Other prepaid expenses and other assets	446	65
	$5,427	$3,741

Capitalized transaction costs as of December 31, 2019 consists of capitalized legal and proxy fees incurred by the Company, related to the Merger. These costs were included in the purchase price allocation when accounting for the Merger.

6.	Fixed Assets

Fixed assets, net consisted of the following:

		June 30,	December 31,
	Useful Life	2020	2019
		(in thousands)
Computer equipment	5 years	$41	$14
Lab equipment	5 years	389	389
Furniture and fixtures	7 years	479	50
		909	453
Less: Accumulated depreciation		(234)	(179)
		$675	$274

Depreciation expense during the three and six months ended June 30, 2020 and 2019 was less than $0.1 million.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Accrued research and development expenses	$2,290	$1,295
Accrued payroll and related expenses	516	119
Accrued professional fees	526	337
Accrued other	464	508
	$3,796	$2,259

8.	Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

As of June 30, 2020, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 115,000,000 of $0.001 par value common stock and 5,000,000 of $0.001 par value preferred stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

On May 28, 2020, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) for the sale by the Company in a private placement of 6,105,359 shares of the Company’s common stock and prefunded warrants to purchase an aggregate of 628,403 shares of the Company’s common stock, for a price of $11.88 per share of the common stock and $11.87 per prefunded warrant. The prefunded warrants are exercisable at an exercise price of $0.01 and will be exercisable indefinitely. The Purchasers may exercise the prefunded warrants on a cashless basis in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the prefunded warrants on the date in which the Company is required to deliver the shares. The private placement closed on June 1, 2020. The aggregate gross proceeds for the issuance and sale of the common stock and prefunded warrants were $80.0 million; transaction costs totaled $4.6 million and resulted in net proceeds of $75.4 million. The Company’s Registration Statement on Form S-3, filed with the SEC on June 26, 2020, registered the resale of 6,105,359 shares of common stock sold and the 628,403 shares of common stock underlying the prefunded warrants. MTS Health Partners served as placement agent to the Company in connection with the private placement. As partial compensation for these services, we issued MTS Health Partners 35,260 shares of our common stock.

Restricted Common Units

In November 2016, Holdings granted 123,853 Restricted Common Units of Holdings to Dr. Mark Payne (see Note 10) with an aggregate grant date fair value of approximately $0.5 million. Thirty percent (30%) of the award vested upon issuance with the remaining seventy percent (70%) vesting ratably over the next 48 months as long as services were continued to be provided as stipulated in the consulting agreement. The Company has recognized compensation expense of less than $0.1 million on a graded vesting basis in research and development expense during each of the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company expects to recognize less than $0.1 million over the remaining five-month vesting period. In accordance with ASC 718, Compensation—Stock Compensation, the Company has recorded costs incurred as stock-based compensation with a corresponding capital contribution from Holdings as such employees are working on behalf of the Company.

Summary of Plans

Upon completion of the Merger with Zafgen, Zafgen’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) and Zafgen’s 2006 Stock Option Plan (the “2006 Plan”) were assumed by the Company. These plans are administered by the Board or, at the discretion of the Board, by a committee of the Board.

2014 Stock Option and Incentive Plan and 2006 Stock Option Plan

In 2014, the Board and shareholders of Zafgen adopted the 2014 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the Board and consultants of the Company. The number of shares initially reserved for issuance under the 2014 Plan was 180,685 shares of common stock. The number of shares reserved for issuance may be increased by the number of shares under the previously authorized 2006 Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2006 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2014 Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) 4% of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the Board. As of June 30, 2020, 505,893 shares of common stock were available for grant under the 2014 Plan, including 124,821 shares of common stock automatically added to the 2014 Plan on January 1, 2020.

2016 Equity and Incentive Plan

Under the 2016 Equity Plan adopted by Holdings on November 30, 2016, (the “2016 Equity Incentive Plan”), the Board of Managers of Holdings (the “Board of Managers”) or committee thereof was authorized to issue 122,133 Common Units of Holdings or combination of Common Units, Common Unit options or profit interest units. On March 23, 2018, the Board of Managers increased the number of Common Units reserved for grant and issuance pursuant to the 2016 Plan from 122,133 to 138,133 and on April 29, 2019 increased the number of Common Units reserved for grant and issuance pursuant to the 2016 Plan by an additional 101,500 to 239,633. The Company has recorded costs incurred as stock-based compensation with a corresponding capital contribution from Holdings.

During the three and six months ended June 30, 2020 Holdings did not issue options to purchase Common Units to employees of the Company. During the three and six months ended June 30, 2019 Holdings issued 59,236 options to purchase Common Units to employees of the Company.

The Company assumed all of the outstanding and unexercised options to purchase units of Holdings upon consummation of the Merger. Pursuant to the terms of the Merger Agreement, options to purchase 330,818 shares of the Company’s common stock at a weighted average exercise price was $12.14 per share were substituted for the 202,392 options to purchase Common Units, with a weighted average exercise price was $10.36 per Common Unit, that were outstanding immediately prior to the Merger.

The Company treated the conversion as a modification pursuant to ASC 718, Compensation—Stock Compensation, and calculated the pre and post-modification value of the options. The increase in fair value of the options was calculated to be $1.2 million. As $0.7 million related to vested options the expense was recognized immediately and the remaining $0.5 million will be recognized over the remaining vesting term with the original grant date fair value remaining of $0.1 million.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	2020	2019
Risk-free interest rate	0.47%	2.00%
Expected term (in years)	6.25	6.25
Expected volatility	90%	77%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2019	202,392	$10.36	7.5	$—
Assumed as part of the Merger with Zafgen	328,770	74.80
Modification of stock options	128,426	14.96
Granted	60,479	11.88
Outstanding as of June 30, 2020	720,067	$40.73	5.4	$0.4
Exercisable as of June 30, 2020	535,922	$50.34	4.2	$0.2
Vested and expected to vest as of June 30, 2020	720,067	$40.73	5.4	$0.4

July 2020 Option Grants

On July 16, 2020, the Company granted options to purchase 489,295 shares of common stock to employees under the 2014 Plan. The options have an exercise price equal to $11.90, which was the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter.

In addition, on July 16, 2020 the Company granted options to purchase 735,100 shares of common stock to employees and directors under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the Company’s Board of Directors, upon the recommendation of the Compensation Committee of the Board on July 16, 2020. The options granted to employees have an exercise price equal to $11.90, which was the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The options granted to directors have an exercise price equal to $11.90, which was the closing stock price as of the grant date, and vest monthly in equal installments over three years. The Company plans to submit the 2020 Plan to the Company’s stockholders for approval. If the 2020 Plan is not approved by the stockholders of the Company by July 16, 2021, the 2020 Plan and the options granted thereunder will expire.

Option Grants with market-based vesting conditions

In October 2017, Zafgen granted 45,833 common stock options that vest on the third anniversary of the grant date upon achievement by the Company of minimum common stock prices for 20 consecutive days during the period between the first anniversary of the grant date and the third anniversary of the grant date. As of the Effective Time the options had not achieved the minimum common stock prices and remain unvested.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$199	$17	$211	$36
General and administrative	553	16	570	31
	$752	$33	$781	$67

As of June 30, 2020, total unrecognized compensation expense related to unvested stock options and restricted stock units was $1.1 million, which is expected to be recognized over a weighted average period of 3.08 years.

9.	Commitments

Intellectual Property Licenses

The Company is party to a License Agreement (the “WFUHS License”), dated November 30, 2016 with Wake Forest University Health Sciences (“WFUHS”) and a License Agreement (the “IU License”), dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of CTI-1601.

In partial consideration for the right and license granted under these agreements, the Company will pay each of WFUHS and IU a royalty of a low single digit percentage of net sales of licensed products depending on whether there is a valid patent covering such products. As additional consideration for these agreements, the Company is obligated to pay each of WFUHS and IU certain milestone payments of up to $2.2 million in the aggregate upon the achievement of certain developmental milestones, commencing on the enrollment of the first patient in a Phase 1 clinical trial. The Company will also pay each of WFUHS and IU sublicensing fees ranging from a high-single digit to a low double-digit percentage of sublicense consideration depending on the Company’s achievement of certain regulatory milestones as of the time of receipt of the sublicense consideration. The Company is also obligated to reimburse WFUHS and IU for patent-related expenses. In the event that the Company disputes the validity of any of the licensed patents, the royalty rate would be tripled during such dispute. The Company is also obligated to pay to IU a minimum annual royalty of less than $0.1 million per annum starting in the 2020 calendar year for the term of the agreement.

In the event that the Company is required to pay IU consideration, then the Company may deduct 20% of such IU consideration on a dollar-for-dollar basis from the consideration due to WFUHS. In the event that the Company is required to pay WFUHS consideration, then the Company may deduct 60% of such WFUHS consideration on a dollar-for-dollar basis from the consideration due to IU.

During the three months and six months ended June 30, 2020 and 2019, no milestones were achieved and no expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party.

Leases

On August 8, 2019, the Company entered into an operating lease for office space in Bala Cynwyd, Pennsylvania, effective as of December 15, 2019, for a period of three years and six months with an option to extend the lease for three additional years. Due to required tenant improvements to be completed by the landlord, the Company did not take possession of the leased property and the lease term commenced on February 15, 2020. In the quarter ended March 31, 2020, the Company recorded an operating lease right-of-use asset and operating lease liability of $0.4 million.

On May 28, 2020, as part of the Merger with Zafgen, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space at 3 Center Plaza, Boston, Massachusetts. The lease commenced on June 21, 2019 and expires after a term of approximately 124 months and the Company has an option to extend the lease for 60 additional months. As part of the agreement, the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The Company has ceased using the leased space and is actively seeking to obtain a subtenant. The right-of-use asset is being amortized to rent expense over the remaining lease term.

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years.

Expense arising from operating leases was $0.1 million during the three and six months ended June 30, 2020 and less than $0.1 million during the three and six months ended June 30, 2019. For operating leases, the weighted-average remaining lease term for leases at June 30, 2020 and December 31, 2019 was 9.0 and 3.3 years, respectively. For operating leases, the weighted average discount rate for leases at June 30, 2020 and December 31, 2019 was 11.0% and 12.0%, respectively. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of June 30, 2020 are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2020 (July - December)	$588
2021	1,177
2022	1,197
2023	1,146
2024	1,065
Thereafter	5,397
Total lease payments	10,570
Less: Imputed interest	(3,711)
Present value of lease liabilities	$6,859

10.	Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Holdings. On November 30, 2016, 30% vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which subsequently contributed to the Company on December 31, 2018. The remaining 70% is associated with future services (see Note 8) vesting ratably over 48 months beginning on December 1, 2016. The consulting agreement has a four-year term, subject to earlier termination. During the three and six months ended June 30, 2020 and 2019, the Company recognized less than $0.1 million, related to this consulting agreement, recorded as research and development expense in the Statement of Operations.

The funding to the Company originated from Holdings’ sale of Series A Preferred Units and Series B convertible preferred units with Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P. and Deerfield Health Innovations Fund, L.P. (together, the “Deerfield Funds”), and certain other purchasers, from inception through May 28, 2020 and the contribution of the proceeds received by Holdings on such sales to the Company in order to fund the Company’s operations.

Under a November 30, 2016 Series A Preferred Unit Purchase Agreement, as amended on September 8, 2017, November 15, 2017, November 14, 2018 and April 29, 2019, Holdings sold Series A Preferred Units for gross proceeds of $35.6 million. The gross proceeds of $35.6 million were contributed to the Company.

On November 21, 2019 (as amended on December 20, 2019), Holdings entered into a Second Amended and Restated LLC Agreement and entered into a Series B Bridge Unit Purchase Agreement with the Deerfield Funds and certain other purchasers to sell Series B convertible preferred units (“Series B Bridge Units”) for gross proceeds of up to $10.0 million. The gross proceeds of $10.0 million were contributed to the Company.

On January 16, 2020, Holdings entered into a Third Amended and Restated LLC Agreement and entered into a Second Series B Bridge Unit Purchase Agreement with the Deerfield Funds and certain other purchasers to sell Second Series B convertible preferred units (“Second Series B Bridge Units”) for gross proceeds of up to $15.0 million. The gross proceeds of $11.4 million were contributed to the Company.

During the six months ended June 30, 2020 and the year December 31, 2019, Holdings provided the Company non-interest bearing, permanent funding from the above Series A and Series B preferred unit transactions, totaling $18.0 million and $19.4 million, respectively, which has been recorded as capital contributions with the balance of combined equity and additional paid in capital on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity for each respective period. No contributions were made by Holdings subsequent to the Merger.

11.	Subsequent Events

The Company has entered into an Equity Distribution Agreement (the “ATM Program”) with an investment banking firm, pursuant to which the Company may sell shares of its common stock through the investment banker as sales agent for aggregate proceeds of up to $50.0 million. The Company has not sold any shares under the ATM Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on June 2, 2020, as amended on June 26, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our Current Report on Form 8-K filed with the SEC on June 2, 2020, as amended on June 26, 2020, and the "Risk Factors" and “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich’s Ataxia. Friedreich’s Ataxia is a rare, progressive and fatal disease in which patients are unable to produce enough FXN due to a genetic abnormality. There is currently no effective therapy for Friedreich’s Ataxia. CTI-1601 is currently being evaluated in Phase 1 clinical trials in patients with Friedreich’s Ataxia. We have received orphan drug status, fast track designation and rare pediatric disease designation, from the U.S. Food and Drug Administration (the “FDA”), for CTI‑1601. In addition, the European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products (“COMP”) issued a positive opinion on the Company’s application for orphan drug designation for CTI-1601. The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

Our cell penetrating peptide technology platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

Since our inception, we have devoted substantially all of our resources to developing CTI-1601, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations.

We have never generated any revenue and have, to date, incurred net losses. We incurred net losses of approximately $18.0 million and $8.4 million for the six months ended June 30, 2020, and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $41.1 million and a cash, cash equivalents and marketable debt securities balance of $113.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, in-licensing of technology and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	Continue to advance the development of CTI-1601 through additional clinical trials;
•	Seek to identify and advance development of additional product candidates into clinical development and indications for our product candidates;
•	Seek to obtain regulatory approval for our product candidates;

•	Identify, acquire or in-license other product candidates and technologies;
•	Maintain, leverage and expand our intellectual property portfolio; and
•

Expand our operational, financial and management systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public equity, private equity, debt financings, or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on its financial condition and ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and may never do so.

We believe that, based on our current operating plan, our cash and cash equivalents as of the filing date will enable us to fund operations for at least twelve months from the issuance of these interim financial statements.

Merger with Zafgen

On December 17, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zordich Merger Sub, Inc. (“Merger Sub”), our wholly-owned subsidiary, Chondrial Therapeutics Inc. (“Chondrial”), and Chondrial Holding, LLC (“Holdings”) pursuant to which the Merger Sub would merge with and into Chondrial, with Chondrial surviving the merger as our wholly owned subsidiary (the “Merger”). The Merger was completed on May 28, 2020 pursuant to the terms of the Merger Agreement.

Pursuant to the terms of the Merger Agreement, upon closing of the Merger, all of Chondrial’s outstanding common stock was exchanged for our common stock and all outstanding options exercisable for units of Holdings were exchanged for options to purchase our common stock. In addition, immediately prior to the closing of the Merger, we effected a 1 for 12 reverse stock split (the “Reverse Stock Split”) and changed our name from Zafgen, Inc. to Larimar Therapeutics, Inc. Following the Merger, the business conducted by Chondrial became our primary business.

The business combination was accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Chondrial was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the merger: (i) Chondrial’s stockholders own a substantial majority of the voting rights in the combined company, (ii) the majority of the board of directors of the combined company is composed of directors designated by Chondrial under the terms of the Merger Agreement and (iii) existing members of Chondrial management will be the management of the combined company. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Chondrial issuing stock to acquire Zafgen’s net assets. As a result, as of the closing date of the Merger, Zafgen’s net assets were recorded at their acquisition-date fair values, which were then adjusted for the difference between the purchase price and the fair value of the assets acquired, in the financial statements of Chondrial and the reported operating results prior to the business combination are those of Chondrial. As the Merger has been accounted for as an asset acquisition, goodwill has not been recorded within the condensed combined balance sheet.

Private Placement

On May 28, 2020, we entered into a Securities Purchase Agreement with certain accredited investors for the sale by us in a private placement of 6,105,359 shares of our common stock (the “Private Placement Shares”), and pre-funded warrants to purchase an aggregate of 628,403 shares of our common stock (the “Pre-funded Warrants”). The Pre-Funded Warrants are immediately exercisable at an exercise price for $0.01 and are exercisable indefinitely. We refer to this sale herein as the Private Placement.

The Private Placement closed on June 1, 2020. The aggregate gross proceeds for the issuance and sale of the Private Placement Shares and Pre-Funded common stock Warrants were $80.0 million and, after deducting certain of our expenses, the net proceeds we received in the Private Placement were $75.4 million. We intend to use the net proceeds from the Private Placement for research and development of our product candidates, working capital and general corporate purposes.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates or collaborations.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	employee related costs, including salaries, benefits and stock-based compensation expenses for employees engaged in scientific research and development functions;
•	third-party contract costs relating to research, formulation, manufacturing, nonclinical studies and clinical trial activities;
•	external costs of outside consultants;
•	payments made under our third-party licensing agreements;
•	sponsored research agreements;
•	laboratory consumables; and
•	allocated facility-related costs.

Research and development costs are expensed as incurred. Costs for certain activities, such as manufacturing, nonclinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to increase our investment in research and development in order to advance CTI-1601 through additional clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we pursue clinical development of CTI-1601 or any other product candidates we develop.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of CTI-1601 or any other product candidates we develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of CTI-1601 or any other product candidates we develop will depend on a variety of factors, including:

•	the scope, rate of progress and expense of clinical trials and other research and development activities, including the ongoing impact of COVID-19 on these activities;
•	clinical trial results;
•	uncertainties in clinical trial enrollment rate or design;
•	significant and changing government regulation;
•	the timing and receipt of any regulatory approvals;
•	the FDA’s or other regulatory authority’s influence on clinical trial design;

•

establishing manufacturing capabilities or making arrangements with third-party manufacturers and risk involved with development of manufacturing processes, FDA pre-approval inspection practices and successful completion of manufacturing batches for clinical development and other regulatory purposes;

•	obtain and maintain patent and trade secret protection and regulatory exclusivity for our product candidates; and
•	our ability to retain key research and development personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, information technology, and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement and improve our operational, financial and management systems. Additionally, as a publicly-traded company, we will incur significant additional legal, accounting and other expenses that we did not incur as a privately-held company.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our condensed consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate these estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs, in connection with clinical trials;
•	vendors in connection with nonclinical development activities;
•	contract manufacturing organizations in connection with the production of preclinical and clinical trial materials; and
•	vendors related to product candidate manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense, nonclinical expense or manufacturing activities. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us recognizing adjustments in future periods as additional information becomes available.

Stock-Based Compensation

We measure all stock-based awards granted to employees, non-employee consultants and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Typically, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We account for forfeitures as they occur.

We classify stock-based compensation expense in our condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Prior to May 28, 2020, we had been a private company and lacked company-specific historical and implied volatility information for our common stock. Therefore, we estimate our expected common stock price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options have been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield considers the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although we are unable to estimate the financial effect of the pandemic at this time, if the pandemic continues to evolve into a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

The pandemic resulted in the temporary stoppage of our CTI-1601 in a single ascending dose (referred to as “SAD”) Phase 1 clinical trial in patients with Friedreich’s Ataxia. We have since resumed the SAD Phase 1 clinical trial in July 2020. We are conducting the clinical trial at one clinical trial site. Because Friedreich’s Ataxia is a rare disease, there are a limited number of patients in close proximity to the clinical trial site and clinical trial patients travel from throughout the United States to the clinical trial site to participate. After dosing, patients remain in isolation in the clinical research unit for a period of time. The travel advisories and risk of infection related to COVID-19 have presented increased risks to patients traveling to our clinical trial site for dosing and we expect to incur additional clinical trial costs to safely transport and isolate patients participating in the trial. In addition, additional stoppages or delays in the trial could result from new developments with respect to COVID-19. While top line results from the SAD and the planned multiple ascending dose (referred to as “MAD”) ongoing Phase 1 clinical trials were originally expected by the end of 2020, the delay in the clinical trial timeline caused by the ongoing impact of COVID-19 resulted in top line results now being expected in the first half of 2021. We may experience additional delays in clinical trial timelines as a result of additional travel and hospital restrictions related to the

COVID-19 pandemic which may be imposed, including as a result of resurgences of COVID-19 cases in certain geographic areas.

Results of Operations

Comparison of three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
			Increase
	2020	2019	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$8,907	$3,128	$5,779
General and administrative	2,492	576	1,916
Total operating expenses	11,399	3,704	7,695
Loss from operations	(11,399)	(3,704)	(7,695)
Other income, net	69	—	69
Net loss	$(11,330)	$(3,704)	$(7,626)

Research and development expenses

Research and development expenses for the three months ended June 30, 2020 increased $5.8 million compared to the three months ended June 30, 2019. The increase was primarily due to a $5.0 million increase in external development costs for CTI-1601, a $0.4 million increase in personnel related costs due to headcount additions in our research and development functions and a $0.2 million increase in stock-based compensation due to the modification of stock-options that converted from common unit options in Holdings to options to purchase our common stock. The $5.0 million increase in external development costs was primarily attributed to incremental costs incurred for the further development of CTI-1601. Specifically, during late 2019 the first patients were dosed in a Phase 1 SAD clinical trial of CTI-1601. The trial was ongoing during the first quarter of 2020 but was paused due to issues related to COVID-19. During July 2020, we resumed the SAD clinical trial. In addition, there was an increase in third-party manufacturing of CTI-1601 and toxicology studies for CTI-1601 during the three months ended June 30, 2020.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2020 increased $1.9 million compared to the three months ended June 30, 2019. The increase was primarily due to a $1.0 million increase in professional fees that is primarily due to an increase in accounting and audit fees due primarily to the Merger, an increase in legal fees associated with intellectual property filings and costs of being a public company during the three months ended June 30, 2020. The increase was also the result of a $0.5 million increase in stock-based compensation due to the modification of stock-options that converted from common unit options in Holdings to options to purchase our common stock.

Results of Operations

Comparison of six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
			Increase
	2020	2019	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$13,914	$7,350	$6,564
General and administrative	4,159	1,078	3,081
Total operating expenses	18,073	8,428	9,645
Loss from operations	(18,073)	(8,428)	(9,645)
Other income, net	69	—	69
Net loss	$(18,004)	$(8,428)	$(9,576)

Research and development expenses

Research and development expenses for the six months ended June 30, 2020 increased $6.6 million compared to the six months ended June 30, 2019. The increase was primarily due to a $5.4 million increase in external development costs for CTI-1601 and a $0.7 million increase in personnel related costs due to headcount additions in our research and development functions. The $5.4 million increase in external development costs was primarily attributed to incremental costs incurred for the further development of CTI-1601. The trial was ongoing during the first quarter of 2020 but was paused due to issues related to COVID-19. During July 2020, we resumed the SAD clinical trial. In addition, there was in an increase in third-party manufacturing of CTI-1601 and toxicology studies for CTI-1601 during the six months ended June 30, 2020.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2020 increased $3.1 million compared to the six months ended June 30, 2019. The increase was primarily due to a $2.1 million increase in professional fees that is primarily due to an increase in accounting and audit fees due to the Merger, an increase in legal fees associated with intellectual property filings and costs of being a public company during the six months ended June 30, 2020. The increase was also the result of a $0.5 million increase in stock-based compensation due to the modification of stock-options that converted from common unit options in Holdings to options to purchase our common stock.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have devoted substantially all of our resources to developing CTI-1601, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, capital raising, and providing general and administrative support for such operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(21,120)	$(8,965)
Net cash provided by (used in) investing activities	40,643	(33)
Net cash provided by financing activities	93,480	5,990
Net increase (decrease) in cash, cash equivalents and restricted cash	$113,003	$(3,008)

Net cash used in operating activities

During the six months ended June 30, 2020, operating activities used $21.1 million of cash, resulting from our net loss of $18.0 million, adjusted for noncash expenses of $0.8 million and changes in our operating assets and liabilities of $4.0 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. The change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and prepaid expenses due to the growth in our operating activities.

During the six months ended June 30, 2019, operating activities used $9.0 million of cash, resulting from net loss of $8.4 million, adjusted for noncash expenses of $0.1 million and changes in our operating assets and liabilities of $0.6 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and general and administrative expenses as described above.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2020, investing activities provided $40.6 million of cash, resulting from a $41.9 million increase from our Merger, which was offset by transaction costs associated with the Merger of $1.2 million and $0.1 million from the purchase of equipment.

During the six months ended June 30, 2019, investing activities used less than $0.1 million of cash resulting from purchases of laboratory equipment.

Net cash provided by financing activities

During the six months ended June 30, 2020, financing activities provided $93.5 million of cash that was the result of the proceeds from sale of common stock and prefunded common stock warrants, net of issuance costs, from the Private Placement of $75.5 million and contributions from Holdings of $18.0 million.

During the six months ended June 30, 2019, net cash provided by financing activities of $6.0 million was the result of contributions from Holdings.

Operating Capital Requirements

CTI-1601 is currently in Phase 1 clinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we seek to:

•	Continue to advance the development of CTI-1601 through additional clinical trials, including the cost of clinical materials as well as manufacturing scale up costs;
•	Seek to identify and advance development of additional product candidates into clinical development and indications for our product candidates;
•	Seek to obtain regulatory approvals for our product candidates;
•	Identify, acquire or in-license other product candidates and technologies;
•	Maintain, leverage and expand our intellectual property portfolio; and
•

Expand our operational, financial and management systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

We expect to continue to generate operating losses for the foreseeable future. We completed the Merger on May 28, 2020 which, upon closing, provided cash, cash equivalents, restricted cash and marketable debt securities of $42.9 million concurrent with the Private Placement which provided additional net proceeds of $75.4 million. We believe that, based on our current operating plan, our cash, cash equivalents and marketable debt securities as of the filing date, we will be able to fund operations for at least twelve months.

Until such time, if ever, as we can generate substantial revenue, we expect to seek additional funding through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements.

The terms of any financing may adversely affect the holdings or our existing stockholders’ rights. If we are unable to obtain additional funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business, or we may be unable to continue operations.

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

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I of Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Other Company Information

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Management’s Evaluation of our Disclosure Controls and Procedures

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

Our principal executive officer and principal financial officer have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due the material weakness in internal control over financial reporting previously disclosed in our Form 8-K/A dated June 26, 2020.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, have determined, based on the procedures we have performed, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at June 30, 2020 and for the periods presented in accordance with U.S. GAAP.

Previously identified material weaknesses in internal control over financial reporting

As part of the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and 2018, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

The material weaknesses we identified were as follows:

•

We did not maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting and controls knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely, completely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, our insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following material weakness.

•

We did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls to ensure (i) appropriate segregation of duties in the preparation and review of account reconciliations and journal entries, and (ii) account reconciliations and journal entries were reviewed at the appropriate level of precision. This material weakness resulted in adjustments to prepaid expenses and accrued expenses which were identified and recorded as part of the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and 2018.

Each of these control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected, and accordingly, we determined these control deficiencies constitute material weaknesses.

Remediation Plan

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses, including hiring additional finance and accounting personnel and initiating design and implementation of controls to enhance our internal controls over financial reporting including the establishment of formal accounting policies and procedures. In particular, we have hired a Chief Financial Officer and Vice President, Controller and retained as consultants certain finance and accounting personnel that were previously employed by Zafgen during the second quarter of 2020, to supplement our accounting and finance department during a transition period.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, there are no threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our Current Report on Form 8-K filed with the SEC on June 2, 2020, as amended on June 26, 2020. The risks described in our Annual Report and such Current Report on Form 8-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities other than as previously disclosed by the Company in our Current Reports on Form 8-K as filed with the SEC, and as set forth below:

MTS Health Partners served as placement agent to us in connection with the Private Placement. As partial compensation for these services, we issued MTS Health Partners 35,260 shares of our common stock. The issuance of these securities were exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, in that the transaction was by an issuer not involving any public offering.

Our Registration Statement on Form S-3, filed with the SEC on June 26, 2020, registered the resale of 35,260 shares of common stock issued to MTS Health Partners.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 14, 2020, we entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. (“Piper Sandler”), in connection with the establishment of an “at-the-market” offering program under which we may sell up to an aggregate of $50,000,000 of shares of our common stock (the “ATM Shares”) from time to time through Piper Sandler, as sales agent (the “Offering”).

Under the Agreement, we will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. We pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any ATM Shares sold through Piper Sandler under the Agreement and have agreed to reimburse the Piper Sandler for certain specified expenses. The Agreement contains customary representations, warranties and agreements by us, indemnification obligations of ourselves and Piper Sandler, other obligations of the parties and termination provisions. We have no obligation to sell any of the ATM Shares, and may at any time suspend offers under the Agreement.

The ATM Shares will be offered and sold pursuant to the Company’s Registration Statement on Form S-3 filed by the Company on August 14, 2020 (the “Registration Statement”) and the sales agreement prospectus that forms a part of such Registration Statement, following such time as the Registration Statement is declared effective by the Securities and Exchange Commission.

The description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which will be filed with the SEC as an exhibit to the Registration Statement.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation Of Zafgen, Inc. related to the Reverse Stock Split, dated May 28, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

3.2

Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation Of Zafgen, Inc. related to the Name Change, dated May 28, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

4.1

Form of Company Pre-funded Warrant to Purchase Common Stock by and among the Company and certain investors (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

10.1

Securities Purchase Agreement, dated as of May 28, 2020, by and among the Company and the investors listed on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

10.2

Registration Rights Agreement, dated as of June 1, 2020, by and among the Company and certain Investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

10.3

Registration Rights Agreement, dated as of June 8, 2020, by and among the Company and certain Investors (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 filed on June 26, 2020).

10.4	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

10.5	Employment Agreement, dated June 1, 2020, by and between the Company and Michael Celano (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

10.6*+	License Agreement, by and between the Company and Wake Forest University Health Sciences, effective as of November 30, 2016.

10.7*+	Amendment 1 to License Agreement, by and between the Company and Wake Forest University Health Sciences, effective as of November 28, 2017.

10.8*+	Amendment 2 to License Agreement, by and between the Company and Wake Forest University Health Sciences, effective as of March 29, 2019.

10.9*+	License Agreement, by and between the Company and Indian University Research and Technology Corporation, effective as of November 30, 2016.

10.10*+	First Amendment to License Agreement, by and between the Company, the Trustee of Indiana University and Indiana University Research and Technology Corporation, effective as of August 16, 2019.

10.11	Notice of Substitute Option Grant between the Company and a certain Optionee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on June 26, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.
+	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

Date: August 14, 2020	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)