Form 10-Q
period 2020-09-30
Larimar Therapeutics, Inc.
filed 2020-11-12
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36510

LARIMAR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3857670
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three Bala Plaza East, Suite 506

Bala Cynwyd, PA 19004

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (844) 511-9056

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LRMR	The Nasdaq Global Market

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

As of October 31, 2020, there were 15,356,206 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

•

our ability to realize any value from CTI-1601 and any other product candidate we may develop in the future in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that products will not achieve broad market acceptance;

•

delays or changes in our anticipated clinical timelines, including as a result of patient recruitment, changes in clinical protocols and milestones for CTI-1601, including those associated with COVID-19;

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
•

the performance of third-parties upon which we depend, including third-party contract research organizations, or CROs, and third-party suppliers, manufacturers, group purchasing organizations, distributors, and logistics providers;

•	our ability to maintain our relationships, and contracts with our key vendors and commercial partners;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;

•

our ability to comply with stringent U.S. and foreign government regulations in the manufacturing of CTI-1601 or other product candidates we develop, including good manufacturing practice compliance and other relevant regulatory authorities;

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

You should assume that the information appearing in this report is accurate as its date only. Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Current Report on Form 8-K/A filed on June 26, 2020, New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements after the date of this report for any reason, even if new information becomes available in the future.

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$101,308	$1,009
Marketable debt securities	1,001	—
Prepaid expenses and other current assets	5,507	3,741
Total current assets	107,816	4,750
Property and equipment, net	630	274
Operating lease right-of-use assets	4,094	87
Restricted cash	1,339	—
Other assets	78	90
Total assets	$113,957	$5,201
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,269	$3,539
Accrued expenses	3,384	2,259
Operating lease liabilities, current	525	97
Total current liabilities	5,178	5,895
Operating lease liabilities	6,138	—
Total liabilities	11,316	5,895
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 15,356,206 and 6,091,250 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	15	6
Additional paid-in capital	154,038	22,432
Accumulated deficit	(51,410)	(23,132)
Accumulated other comprehensive loss	(2)	—
Total stockholders’ equity (deficit)	102,641	(694)
Total liabilities and stockholders’ equity (deficit)	$113,957	$5,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,919	$8,034	$20,833	$15,384
General and administrative	3,416	594	7,575	1,672
Total operating expenses	10,335	8,628	28,408	17,056
Loss from operations	(10,335)	(8,628)	(28,408)	(17,056)
Other income, net	61	—	130	—
Net loss	$(10,274)	$(8,628)	$(28,278)	$(17,056)
Net loss per share, basic and diluted	$(0.64)	$(1.42)	$(2.69)	$(2.80)
Weighted average common shares outstanding, basic and diluted	15,984,609	6,091,250	10,505,826	6,091,250
Comprehensive loss:
Net loss	$(10,274)	$(8,628)	$(28,278)	$(17,056)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	1	—	(2)	—
Total other comprehensive loss	1	—	(2)	—
Total comprehensive loss	$(10,273)	$(8,628)	$(28,280)	$(17,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2019	6,091,250	$6	$22,432	$(23,132)	$—	$(694)
Capital contributions from related party	—	—	9,595	—	—	9,595
Stock-based compensation expense	—	—	29	—	—	29
Net loss	—	—	—	(6,674)	—	(6,674)
Balances as of March 31, 2020	6,091,250	6	32,056	(29,806)	—	2,256
Capital contributions from related party	—	—	8,400	—	—	8,400
Merger with Zafgen Inc.	3,124,337	3	37,116	—	—	37,119
Private Placement of common shares and pre-funded warrants, net of transaction costs	6,140,619	6	75,344	—	—	75,350
Stock-based compensation expense	—	—	752	—	—	752
Unrealized loss on marketable debt securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(11,330)	—	(11,330)
Balances as of June 30, 2020	15,356,206	15	153,668	(41,136)	(3)	112,544
Stock-based compensation expense	—	—	370	—	—	370
Unrealized gain on marketable debt securities	—	—	—	—	1	1
Net loss	—	—	—	(10,274)	—	(10,274)
Balances as of September 30, 2020	15,356,206	$15	$154,038	$(51,410)	$(2)	$102,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) – CONTINUED

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2018	6,091,250	$6	$2,908	$—	$—	$2,914
Capital contributions from related party	—	—	3,000	—	—	3,000
Stock-based compensation expense	—	—	34	—	—	34
Net loss	—	—	—	(4,724)	—	(4,724)
Balances as of March 31, 2019	6,091,250	6	5,942	(4,724)	—	1,224
Capital contributions from related party	—	—	2,990	—	—	2,990
Stock-based compensation expense	—	—	33	—	—	33
Net loss	—	—	—	(3,704)	—	(3,704)
Balances as of June 30, 2019	6,091,250	6	8,965	(8,428)	—	543
Capital contributions from related party	—	—	9,949	—	—	9,949
Stock-based compensation expense	—	—	33	—	—	33
Net loss	—	—	—	(8,628)	—	(8,628)
Balances as of September 30, 2019	6,091,250	$6	$18,947	$(17,056)	$—	$1,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,278)	$(17,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,151	100
Depreciation expense	105	58
Amortization of premium on marketable securities	11	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,840)	(1,656)
Accounts payable	(4,193)	2,204
Accrued expenses	713	1,615
Right-of-use assets	247	59
Operating lease liabilities	(281)	(48)
Other assets	23	(64)
Net cash used in operating activities:	(32,342)	(14,788)
Cash flows from investing activities:
Purchase of property and equipment	(63)	(33)
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	41,934	—
Merger transaction costs	(1,236)	—
Net cash provided by (used in) investing activities	40,635	(33)
Cash flows from financing activities:
Capital contribution from related party	17,995	15,940
Proceeds from sale of common stock and prefunded warrants, net of issuance costs	75,350	—
Net cash provided by financing activities	93,345	15,940
Net increase in cash, cash equivalents and restricted cash	101,638	1,119
Cash, cash equivalents and restricted cash at beginning of period	1,009	4,396
Cash, cash equivalents and restricted cash at end of period	$102,647	$5,515
Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired in the Merger, including $1.0 million of marketable debt securities and excluding cash acquired	$(4,815)	$—
Leased assets obtained in exchange for new operating lease liabilities	$448	$—
Merger transaction costs included in accounts payable and accrued expenses	$60	$—

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

The Company is subject to risks and uncertainties common to pre-commercialization companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for CTI-1601 or any other product candidates and the ability to secure additional capital to fund operations. Drug candidates currently under development will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic at this time, if the pandemic remains uncontained, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

The pandemic resulted in the temporary stoppage of the Company’s Phase 1 clinical trials studying CTI-1601 in patients with Friedreich’s Ataxia after the completion of two cohorts. In July 2020, the Company resumed its Phase 1 clinical trials of CTI-1601. The Company is conducting these clinical trials at one clinical trial site. Because Friedreich’s Ataxia is a rare disease, there are a limited number of patients in close proximity to the clinical trial site and clinical trial patients travel from throughout the United States to the clinical trial site to participate. After dosing, patients remain in isolation in the clinical research unit for a period of time. The travel advisories and risk of infection related to COVID-19 have presented increased risks to patients traveling to the Company’s clinical trial site for dosing and the Company expects to incur additional clinical trial costs to safely transport and isolate patients participating in the trial. While top line results from the ongoing Phase 1 clinical trials were originally expected by the end of 2020, the delay in the clinical trial timeline caused by the ongoing impact of COVID-19 resulted in top line results now being expected in the first half of 2021. The Company may experience additional delays in clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed, including as a result of resurgences of COVID-19 cases in certain geographic areas.

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

The transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under this method of accounting, Chondrial was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (1) former shareholders of Chondrial own a substantial majority of the voting rights of the combined company; (2) the majority of the board of directors of the combined company is composed of directors designated by Chondrial under the terms of the merger agreement; and (3) existing members of Chondrial management constitute the management of the combined company. Because Chondrial has been determined to be the accounting acquirer in the Merger, but not the legal acquirer, the Merger is deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As a result, the historical financial statements of Chondrial are the historical financial statements of the combined company. As the Merger has been accounted for as an asset acquisition, goodwill has not been recorded within the condensed combined balance sheet.

The Merger was completed on May 28, 2020 pursuant to the terms of the Merger Agreement. In addition, immediately prior to the closing of the Merger, Zafgen effected a 1-for-12 reverse stock split (the “Reverse Stock Split”) of Zafgen’s common stock, par value $0.001 per share (the “Zafgen Common Stock”). At the effective time of the Merger (the “Effective Time”), each share of Chondrial’s common stock, par value $0.001 per share (“Chondrial Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive shares of Zafgen Common Stock based on an exchange ratio set forth in the Merger Agreement. At the Effective Time following the Reverse Stock Split, the exchange ratio was determined to be 60,912.5005 shares of Zafgen Common Stock for each share of Chondrial Common Stock (the “Exchange Ratio”). At the closing of the Merger on May 28, 2020, Zafgen issued an aggregate of 6,091,250 shares of its common stock to Holdings (the “Merger Shares”), based on the Exchange Ratio after giving effect to the Reverse Stock Split described below. Holdings subsequently distributed the Merger Shares to its members.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. Unless otherwise noted, all references to common stock share and per share amounts have also been adjusted to reflect the Exchange Ratio.

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

The Company has funded its operations to date primarily with proceeds from sales of common stock, prefunded warrants for the purchase of common stock and contributions from Holdings. In 2020, the Company completed the Merger and acquired $42.9 million of cash, cash equivalents, restricted cash and marketable debt securities that were held by Zafgen immediately prior to the Merger. The Company also raised $75.4 million, net of offering costs, through a private offering of common stock and prefunded warrants to purchase shares of common stock in connection with and immediately after the closing of the Merger. In addition, in 2020, prior to the Merger, the Company received $18.0 million in capital contributions from Holdings. In August 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”), in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50,000,000 of shares of its common stock from time to time through Piper Sandler, as sales agent. As of September 30, 2020, no shares of common stock have been sold under the Agreement.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Current Report on Form 8-K/A filed on June 26, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2020 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019 have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2020. As of December 31, 2019, the Company did not have cash equivalents.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2020 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, which were issued in June 2020, and for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded the following common stock equivalents, outstanding as of September 30, 2020 and 2019, from the computation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 because they had an anti-dilutive impact due to the net loss incurred for the periods:

	As of September 30,
	2020	2019
Options to purchase common stock	1,954,802	—
Unvested restricted common stock	2,782	—
	1,957,584	—

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

4.	Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2020 and December 31, 2019 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of September 30, 2020. There were no cash equivalents and marketable debt securities as of December 31, 2019:

	September 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$913	$913	$—	$—
Total cash equivalents	913	913	—	—

Marketable securities:
Corporate bonds	1,001	—	1,001	—
Total marketable debt securities	1,001	—	1,001	—
Total cash equivalents and marketable debt securities	$1,914	$913	$1,001	$—

Marketable Debt Securities

The following tables summarize the Company’s marketable debt securities as of September 30, 2020. There were no marketable debt securities as of December 31, 2019:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
Corporate bonds (due within 1 year)	$1,003	$—	$(2)	$1,001
	$1,003	$—	$(2)	$1,001

As of September 30, 2020, the Company did not have an allowance for credit losses. All investments with unrealized losses at September 30, 2020 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Prepaid research and development expenses	$4,481	$3,099
Payroll tax receivable	34	76
Capitalized transaction costs	—	419
Research and development tax credit sale receivable	—	82
Other prepaid expenses and other assets	992	65
	$5,507	$3,741

Capitalized transaction costs as of December 31, 2019 consists of capitalized legal and proxy fees incurred by the Company, related to the Merger. These costs were included in the purchase price allocation when accounting for the Merger.

6.	Fixed Assets

Fixed assets, net consisted of the following:

		September 30,	December 31,
	Useful Life	2020	2019
		(in thousands)
Computer equipment	5 years	$66	$14
Lab equipment	5 years	389	389
Furniture and fixtures	7 years	459	50
		914	453
Less: Accumulated depreciation		(284)	(179)
		$630	$274

Depreciation expense during the three and nine months ended September 30, 2020 was less than $0.1 million and $0.1 million, respectively. Depreciation expense during the three and nine months ended September 30, 2019 was less than $0.1 million.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Accrued research and development expenses	$1,480	$1,295
Accrued payroll and related expenses	952	627
Accrued professional fees	841	337
Accrued other	111	—
	$3,384	$2,259

8.	Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

As of September 30, 2020, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 115,000,000 of $0.001 par value common stock and 5,000,000 of $0.001 par value preferred stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

On May 28, 2020, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) for the sale by the Company in a private placement of 6,105,359 shares of the Company’s common stock and prefunded warrants to purchase an aggregate of 628,403 shares of the Company’s common stock, for a price of $11.88 per share of the common stock and $11.87 per prefunded warrant. The prefunded warrants are exercisable at an exercise price of $0.01 and will be exercisable indefinitely. The Purchasers may exercise the prefunded warrants on a cashless basis in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the prefunded warrants on the date in which the Company is required to deliver the shares. The private placement closed on June 1, 2020. The aggregate gross proceeds for the issuance and sale of the common stock and prefunded warrants were $80.0 million; transaction costs totaled $4.6 million and resulted in net proceeds of $75.4 million. The Company’s Registration Statement on Form S-3, filed with the SEC on June 26, 2020, registered the resale of 6,105,359 shares of common stock sold and the 628,403 shares of common stock underlying the prefunded warrants. MTS Health Partners served as placement agent to the Company in connection with the private placement. As partial compensation for these services, we issued MTS Health Partners 35,260 shares of common stock.

Equity Distribution Agreement

On August 14, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. (“Piper Sandler”), in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50,000,000 of shares of common stock (the “ATM Shares”) from time to time through Piper Sandler, as sales agent (the “Offering”).

Under the Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any ATM Shares sold through Piper Sandler under the Agreement and will reimburse the Piper Sandler for certain specified expenses. The Agreement contains customary representations, warranties and agreements by the Compnay, indemnification obligations of the Company and Piper Sandler, other customary obligations of the parties and termination provisions. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the Agreement. As of September 30, 2020, no ATM Shares have been sold under the Agreement.

Summary of Plans

Upon completion of the Merger with Zafgen, Zafgen’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) and Zafgen’s 2006 Stock Option Plan (the “2006 Plan” and together with the 2014 Plan the “Prior Plans”) were assumed by the Company. As described below, the Company adopted a new equity incentive plan in July 2020 that was approved by the stockholders in September 2020. These three plans are administered by the Board or, at the discretion of the Board, by a committee of the Board.

2020 Equity Incentive Plan

The Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the 2020 Plan) on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaces the 2014 Plan. Option outstanding under the Prior Plans will remain outstanding, unchanged and subject to the terms of the 2014 Plan and the respective award agreements, and no further awards will be made under the 2014 Plan. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (”NSO”), stock appreciation rights, restricted stock awards, restricted stock unit awards, and cash or other stock based awards. ISOs may be granted only to the Company’s employees, including the Company’s officers, and the employees of the Company’s affiliates. All other awards may be granted to the Company’s employees, including the Company’s officers, the Company’s non-employee directors and consultants, and the employees and consultants of the Company’s affiliates.

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued under the 2020 Plan in respect of incentive stock options is 8,000,000 over the ten-year term of the 2020 Plan. As of September 30, 2020, 947,800 shares of common stock were available for grant under the 2020 Plan.

2014 Stock Option and Incentive Plan and 2006 Stock Option Plan

In 2014, the Board and stockholders of Zafgen adopted the 2014 Plan. The 2014 Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the Board and consultants of the Company. The number of shares initially reserved for issuance under the 2014 Plan was 180,685 shares of common stock. As the 2020 Plan was adopted by the Company and approved by the Company’s stockholders, no further awards will be made under the Prior Plans.

2016 Equity and Incentive Plan

Under the 2016 Equity Plan adopted by Holdings on November 30, 2016, (the “2016 Equity Incentive Plan”), the Board of Managers of Holdings (the “Board of Managers”) or a committee thereof was authorized to issue 122,133 Common Units of Holdings or combination of Common Units, Common Unit options or profit interest units. On March 23, 2018, the Board of Managers increased the number of Common Units reserved for grant and issuance pursuant to the 2016 Plan from 122,133 to 138,133 and on April 29, 2019 increased the number of Common Units reserved for grant and issuance pursuant to the 2016 Plan by an additional 101,500 to 239,633. The Company has recorded costs incurred as stock-based compensation with a corresponding capital contribution from Holdings.

From January 1, 2020 through the Merger date Holdings did not issue options to purchase Common Units to employees of the Company. During the three and nine months ended September 30, 2019 Holdings issued 59,236 options to purchase Common Units to employees of the Company.

The Company assumed all of the outstanding and unexercised options to purchase units of Holdings upon consummation of the Merger. Pursuant to the terms of the Merger Agreement, options to purchase 330,818 shares of the Company’s common stock at a weighted average exercise price was $12.14 per share were substituted for the 202,392 options to purchase Common Units, with a weighted average exercise price of $10.36 per Common Unit, that were outstanding immediately prior to the Merger.

The Company treated the conversion as a modification pursuant to ASC 718, Compensation—Stock Compensation, and calculated the pre and post-modification value of the options. The increase in fair value of the options was calculated to be $1.2 million. As $0.7 million related to vested options the expense was recognized immediately on the Merger date, and the remaining $0.5 million will be recognized over the remaining vesting term with the original grant date fair value remaining of $0.1 million.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	2020	2019
Risk-free interest rate	0.36%	2.00%
Expected term (in years)	6.07	6.25
Expected volatility	91%	77%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020 (amounts in millions, except for share and per share data):

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2019	202,392	$10.36	7.5	$—
Assumed as part of the Merger with Zafgen	328,770	74.80
Modification of stock options	128,426	14.96
Granted	1,301,974	11.96
Forfeited	(6,760)	(77.63)
Outstanding as of September 30, 2020	1,954,802	$22.33	8.1	$5.3
Exercisable as of September 30, 2020	555,772	$48.21	4.2	$0.8
Vested and expected to vest as of September 30, 2020	1,954,802	$22.33	8.1	$5.3

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

In addition, on July 16, 2020 the Company granted options to purchase 735,100 shares of common stock to employees and directors under the 2020 Plan. The options granted to employees have an exercise price equal to $11.90, which was the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The options granted to directors have an exercise price equal to $11.90, which was the closing stock price as of the grant date, and vest monthly in equal installments over three years.

Option Grants with market-based vesting conditions

In October 2017, Zafgen granted 45,833 common stock options that vest on the third anniversary of the grant date upon achievement by the Company of minimum common stock prices for 20 consecutive days during the period between the first anniversary of the grant date and the third anniversary of the grant date. As of the Effective Time the options had not achieved the minimum common stock prices and the options were forfeited in October 2020.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$231	$15	$442	$51
General and administrative	139	17	709	49
	$370	$32	$1,151	$100

As of September 30, 2020, total unrecognized compensation expense related to unvested stock options and restricted stock units was $13.6 million, which is expected to be recognized over a weighted average period of 3.66 years.

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

During the three months and nine months ended September 30, 2020 and 2019, no milestones were achieved and no expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party.

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

On May 28, 2020, as part of the Merger with Zafgen, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The right-of-use asset is being amortized to rent expense over the remaining lease term.

On October 27, 2020, the Company entered into a sublease agreement (the “Sublease”) with Massachusetts Municipal Association, Inc. (the “Subtenant”), whereby the Company subleased the entire Premises to the Subtenant.  The initial term of the Sublease commences on the date the Company receives consent to the Sublease from the landlord and shall continue until October 30, 2029.  The Sublease provides for the first monthly installment of rent to be paid by the Subtenant on the date of the Sublease. After such first monthly payment, the sublease provides for rent abatement until April 1, 2021.

The Sublease provides for an initial annual base rent of $849,840, which increases annually up to a maximum annual base rent of $991,480. The Subtenant also is responsible for paying to the Company future increases in operating costs (commencing on January 1, 2022), future increases in annual tax costs (commencing July 1, 2021) and all utility costs (commencing March 1, 2021) attributable to the Premises during the term of the Sublease

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years.

Expense arising from operating leases was $0.3 million and $0.4 million during the three and nine months ended September 30, 2020, respectively, and less than $0.1 million during the three and nine months ended September 30, 2019. For operating leases, the weighted-average remaining lease term for leases at September 30, 2020 and December 31, 2019 was 8.8 and 3.3 years, respectively. For operating leases, the weighted average discount rate for leases at September 30, 2020 and December 31, 2019 was 11.0% and 12.0%, respectively. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of September 30, 2020 are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2020 (October - December)	$320
2021	1,177
2022	1,197
2023	1,146
2024	1,065
Thereafter	5,397
Total lease payments	10,302
Less: imputed interest	(3,639)
Present value of lease liabilities	$6,663

10.	Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Holdings. On November 30, 2016, 30% vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which subsequently contributed to the Company on December 31, 2018. The remaining 70% is associated with future services (see Note 8) vesting ratably over 48 months beginning on

December 1, 2016. The consulting agreement has a four-year term, subject to earlier termination. During the three and nine months ended September 30, 2020 and 2019, the Company recognized less than $0.1 million, related to this consulting agreement, recorded as research and development expense in the Statement of Operations.

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

During the nine months ended September 30, 2020 and the year December 31, 2019, Holdings provided the Company non-interest bearing, permanent funding from the above Series A and Series B preferred unit transactions, totaling $18.0 million and $19.4 million, respectively, which has been recorded as capital contributions with the balance of combined equity and additional paid in capital on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity for each respective period. No contributions were made by Holdings subsequent to the Merger.

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich’s Ataxia. Friedreich’s Ataxia is a rare, progressive and fatal disease in which patients are unable to produce enough FXN due to a genetic abnormality. There is currently no effective therapy for Friedreich’s Ataxia. CTI-1601 is currently being evaluated in Phase 1 clinical trials in patients with Friedreich’s Ataxia. We have received orphan drug status, fast track designation and rare pediatric disease designation, from the U.S. Food and Drug Administration (the “FDA”), for CTI‑1601. In addition, we received orphan drug designation for CTI-1601 from the European Commission. The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

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

We have never generated any revenue and have, to date, incurred net losses. We incurred net losses of approximately $28.3 million and $17.1 million for the nine months ended September 30, 2020, and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $51.4 million and a cash, cash equivalents and marketable debt securities balance of $102.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, in-licensing of technology and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	Continue to advance the development of CTI-1601 through additional clinical trials;
•	Seek to identify and advance development of additional product candidates into clinical development and identify additional indications for our product candidates;
•	Seek to obtain regulatory approval for our product candidates;

•	Identify, acquire or in-license other product candidates and technologies;
•	Maintain, leverage and expand our intellectual property portfolio; and
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

We believe that, based on our current operating plan, our cash and cash equivalents as of the filing date will enable us to fund operations for at least twelve months from the issuance of our interim financial statements for the quarterly period ended September 30, 2020.

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

The business combination was accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Chondrial was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the merger: (i) former Chondrial stockholders owned a substantial majority of the voting rights in the combined company, (ii) the majority of the board of directors of the combined company was composed of directors designated by Chondrial under the terms of the Merger Agreement and (iii) existing members of Chondrial management became the management of the combined company. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Chondrial issuing stock to acquire Zafgen’s net assets. As a result, as of the closing date of the Merger, Zafgen’s net assets were recorded at their acquisition-date fair values, which were then adjusted for the difference between the purchase price and the fair value of the assets acquired, in the financial statements of Chondrial and the reported operating results prior to the business combination are those of Chondrial. As the Merger has been accounted for as an asset acquisition, goodwill has not been recorded within the condensed combined balance sheet.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, costs related to  our executive, finance, information technology, and costs related to other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, insurance expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement and improve our operational, financial and management systems. Additionally, as a publicly-traded company, we will continue to incur significant additional legal, accounting and other expenses that we did not incur as a privately-held company.

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

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although we are unable to estimate the financial effect of the pandemic at this time, if the pandemic remains uncontained, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

The pandemic resulted in the temporary stoppage of our CTI-1601 Phase 1 clinical trials in patients with Friedreich’s Ataxia. In July 2020, we resumed these clinical trials. We are conducting these clinical trials at one clinical trial site. Because Friedreich’s Ataxia is a rare disease, there are a limited number of patients in close proximity to the clinical trial site and clinical trial patients travel from throughout the United States to the clinical trial site to participate. After dosing, patients remain in isolation in the clinical research unit for a period of time. The travel advisories and risk of infection related to COVID-19 have presented increased risks to patients traveling to our clinical trial site for dosing and we expect to incur additional clinical trial costs to safely transport and isolate patients participating in the trial. In addition, additional stoppages or delays in the trial could result from new developments with respect to COVID-19. While top line results from the ongoing Phase 1 clinical trials were originally expected by the end of 2020, the delay in the clinical trial timeline caused by the ongoing impact of COVID-19 resulted in top line results now being expected in the first half of 2021. We may experience additional delays in clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed, including as a result of resurgences of COVID-19 cases in certain geographic areas.

Results of Operations

Comparison of three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
			Increase
	2020	2019	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$6,919	$8,034	$(1,115)
General and administrative	3,416	594	2,822
Total operating expenses	10,335	8,628	1,707
Loss from operations	(10,335)	(8,628)	(1,707)
Other income, net	61	—	61
Net loss	$(10,274)	$(8,628)	$(1,646)

Research and development expenses

Research and development expenses for the three months ended September 30, 2020 decreased $1.1 million compared to the three months ended September 30, 2019. The decrease was primarily due to a $3.7 million decrease in clinical material manufacturing costs and toxicology studies that were partially offset by a $2.0 million increase in external clinical trial costs associated with the Phase 1 clinical trials, an increase of $0.4 million in personnel related costs due to headcount additions in our research and development functions and an increase of $0.2 million increase in stock-based compensation due to option grants made in July 2020. The $3.7 million decrease in external development costs was primarily attributable to the timing of CTI-1601 clinical trial supply manufacturing runs. The $2.0 million increase in external clinical trial costs is primarily due to the commencements of new clinical trials. The Phase 1 trials commenced in the fourth quarter of 2019 and were ongoing during the first quarter of 2020 but were paused due to issues related to COVID-19. During July 2020, we resumed our Phase 1 clinical trials of CTI-1601.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 increased $2.8 million compared to the three months ended September 30, 2019. The increase was due to an increase of $2.1 million of professional fees and insurance costs associated with being a public company (including legal fees, accounting tax and auditing fees, director and officer’s insurance, consulting fees and investor relations costs), an increase of $0.1 million in stock based compensation expense associated with grants made to employees and directors in July 2020, an increase of $0.3 million in personnel costs required to function as a public company, and a $0.3 million increase of facilities costs associated with the lease assumed as a result of the Merger described above.

Results of Operations

Comparison of nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
			Increase
	2020	2019	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$20,833	$15,384	$5,449
General and administrative	7,575	1,672	5,903
Total operating expenses	28,408	17,056	11,352
Loss from operations	(28,408)	(17,056)	(11,352)
Other income, net	130	—	130
Net loss	$(28,278)	$(17,056)	$(11,222)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2020 increased $5.4 million compared to the nine months ended September 30, 2019. The increase was primarily due to higher external clinical trial costs of $3.2 million associated with the Phase 1 clinical trials of CTI-1601, a $1.1 million increase due to headcount additions in our research and development functions, a $0.4 million increase in stock compensation expense, an increase of $0.4 million in clinical supply manufacturing costs with the remaining increase attributable to an increase in general laboratory expenses associated with the increased headcount. The $3.2 million increase in the Phase 1 clinical trial costs is primarily due to the commencement of new clinical trials. The Phase 1 trials commenced in the fourth quarter of 2019 and were ongoing during the first quarter of 2020 but were paused due to COVID-19. During July 2020, we resumed our Phase 1 clinical trials of CTI-1601.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2020 increased $5.9 million compared to the nine months ended September 30, 2019. The Increase is due to an increase in costs associated with becoming a public company, including an increase of $2.3 million in legal, accounting and auditing fees, an increase of $0.5 million in higher insurance costs associated with being a public company, an increase in $0.4 million associated with the cost of additional personnel, $0.3 million of other costs of operating as a public company, $0.2 million of higher communications costs as well as $0.1 million in board and committee fees. Also contributing to the increase were $0.7 million of additional stock compensation costs due to the modification of stock-options that converted from common unit options in Holdings to options to purchase our common stock, $0.7 million of additional consulting costs, $0.4 million of additional facilities costs associated with a lease assumed as part of the Merger.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(32,342)	$(14,788)
Net cash provided by (used in) investing activities	40,635	(33)
Net cash provided by financing activities	93,345	15,940
Net increase in cash, cash equivalents and restricted cash	$101,638	$1,119

Net cash used in operating activities

During the nine months ended September 30, 2020, operating activities used $32.3 million of cash, resulting from our net loss of $28.3 million, adjusted for noncash expenses of $1.3 million and changes in our operating assets and liabilities of $5.3 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. The change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and prepaid expenses due to the growth in our operating activities.

During the nine months ended September 30, 2019, operating activities used $14.8 million of cash, resulting from net loss of $17.1 million, adjusted for noncash expenses of $0.2 million and changes in our operating assets and liabilities of $2.1 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and general and administrative expenses as described above.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2020, investing activities provided $40.6 million of cash, resulting from a $41.9 million increase from our Merger, which was offset by transaction costs associated with the Merger of $1.2 million and $0.1 million used for the purchase of equipment.

During the nine months ended September 30, 2019, investing activities used less than $0.1 million of cash resulting from purchases of laboratory equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2020, financing activities provided $93.3 million of cash that was the result of the proceeds from sale of common stock and prefunded common stock warrants, net of issuance costs, from the Private Placement of $75.4 million and contributions from Holdings of $18.0 million.

During the nine months ended September 30, 2019, net cash provided by financing activities of $15.9 million was the result of contributions from Holdings.

Operating Capital Requirements

CTI-1601 is currently in Phase 1 clinical development, therefore we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we seek to:

•	Continue to advance the development of CTI-1601 through additional clinical trials, including the cost of clinical materials as well as manufacturing scale up costs;
•	Seek to identify and advance development of additional product candidates into clinical development and identify additional indications for our product candidates;
•	Seek to obtain regulatory approvals for our product candidates;
•	Identify, acquire or in-license other product candidates and technologies;

•	Maintain, leverage and expand our intellectual property portfolio; and
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

Our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due the material weakness in internal control over financial reporting previously disclosed in our Form 8-K/A dated June 26, 2020.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, have determined, based on the procedures we have performed, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at September 30, 2020 and for the periods presented in accordance with U.S. GAAP.

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

Remediation Plan

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses, including hiring additional finance and accounting personnel and initiating design and implementation of controls to enhance our internal controls over financial reporting including the establishment of formal accounting policies and procedures. In particular, we have hired a Chief Financial Officer, Vice President, Controller and Accounting Manager and retained as consultants certain finance and accounting personnel that were previously employed by Zafgen, to supplement our accounting and finance department during a transition period.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

1.1

Equity Distribution Agreement by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on August 14, 2020).

10.1	Larimar Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on September 29, 2020).

10.2	Larimar Therapeutics, Inc. Form of Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2020).

10.3

Employment agreement by and between the Company and Carole Ben-Maimon, M.D., dated July 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020).

10.4

Sublease, dated October 27, 2020 by and between Larimar Therapeutics, Inc. and Massachusetts Municipal Association, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2020).

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

LARIMAR THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)