Form 10-Q
period 2021-03-31
Larimar Therapeutics, Inc.
filed 2021-05-10
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36510

LARIMAR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3857670
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three Bala Plaza East, Suite 506	19004
Bala Cynwyd, PA	(zip code)
(Address of principal executive offices)

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

As of May 7, 2021, there were 15,367,730 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

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

•

delays or changes in our anticipated clinical timelines, including as a result of patient recruitment, clinical and non-clinical results, changes in clinical protocols and milestones for CTI-1601, including those associated with COVID-19;

•

uncertainties in obtaining successful non-clinical or clinical trial results (including demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA, and other comparable regulatory authorities for marketing approval) for CTI-1601 or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;

•	our ability to comply with regulatory requirements applicable to our business and other regulatory developments in the United States and foreign countries;
•

uncertainties associated with the clinical development and regulatory approval for CTI-1601 or any other product candidate that we may develop in the future, including potential delays in the commencement, enrollment, and completion of clinical trials;

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

•	the success of competing therapies and products that are or become available;
•	our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties;

•	the performance of third parties upon which we depend, including third-party CROs, and third-party suppliers, manufacturers, distributors, and logistics providers;
•	our ability to maintain our relationships, and contracts with our key vendors;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 4, 2021. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends on indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

As previously disclosed, on May 28, 2020, Zafgen, Inc., a Delaware corporation (“Zafgen”), completed a Merger with Chondrial Therapeutics, Inc., a Delaware corporation (“Chondrial”), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the “Merger Agreement”) entered into on December 17, 2019. Pursuant to the Merger Agreement, (i) a subsidiary of Zafgen merged with and into Chondrial, with Chondrial continuing as a wholly owned subsidiary of Zafgen and the surviving corporation of the merger and (ii) Zafgen was renamed as “Larimar Therapeutics, Inc.” (the “Merger”).

For accounting purposes, the Merger is treated as a “reverse asset acquisition” under generally accepted accounting principles in the United States (“U.S. GAAP”) and Chondrial is considered the accounting acquirer. Accordingly, Chondrial’s historical results of operations replace Larimar’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company are included in the Company’s financial statements.

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$62,193	$68,148
Marketable debt securities	19,245	24,490
Prepaid expenses and other current assets	4,689	5,314
Total current assets	86,127	97,952
Property and equipment, net	998	1,040
Operating lease right-of-use assets	3,805	3,936
Restricted cash	1,339	1,339
Other assets	750	419
Total assets	$93,019	$104,686
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,230	$2,634
Accrued expenses	4,611	5,843
Operating lease liabilities, current	534	515
Total current liabilities	8,375	8,992
Operating lease liabilities	5,860	6,002
Total liabilities	14,235	14,994
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 15,367,730 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	15	15
Additional paid-in capital	156,470	155,290
Accumulated deficit	(77,702)	(65,614)
Accumulated other comprehensive loss	1	1
Total stockholders’ equity	78,784	89,692
Total liabilities and stockholders’ equity	$93,019	$104,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$8,974	$5,007
General and administrative	3,132	1,667
Total operating expenses	12,106	6,674
Loss from operations	(12,106)	(6,674)
Other income, net	18	—
Net loss	$(12,088)	$(6,674)
Net loss per share, basic and diluted	$(0.76)	$(1.10)
Weighted average common shares outstanding, basic and diluted	15,996,133	6,091,250
Comprehensive loss:
Net loss	$(12,088)	$(6,674)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	—	—
Total other comprehensive loss	—	—
Total comprehensive loss	$(12,088)	$(6,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692
Stock-based compensation expense	—	—	1,180	—	—	1,180
Net loss	—	—	—	(12,088)	—	(12,088)
Balances as of March 31, 2021	15,367,730	$15	$156,470	$(77,702)	$1	$78,784

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2019	6,091,250	$6	$22,432	$(23,132)	$—	$(694)
Capital contributions from related party	—	—	9,595	—	—	9,595
Stock-based compensation expense	—	—	29	—	—	29
Net loss	—	—	—	(6,674)	—	(6,674)
Balances as of March 31, 2020	6,091,250	$6	$32,056	$(29,806)	$—	$2,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,088)	$(6,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,180	29
Depreciation expense	73	23
Amortization of premium on marketable securities	(5)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	625	(11)
Accounts payable	564	(2,524)
Accrued expenses	(1,232)	230
Right-of-use assets	131	9
Operating lease liabilities	(123)	(2)
Other assets	(331)	(1)
Net cash used in operating activities:	(11,206)	(8,921)
Cash flows from investing activities:
Purchase of property and equipment	—	(58)
Purchase of marketable securities	(1,749)	—
Maturities and sales of marketable securities	7,000	—
Merger transaction costs	—	(720)
Net cash provided by (used in) investing activities	5,251	(778)
Cash flows from financing activities:
Capital contribution from related party	—	9,595
Offering costs	—	(18)
Net cash provided by financing activities	—	9,577
Net increase in cash, cash equivalents and restricted cash	(5,955)	(122)
Cash, cash equivalents and restricted cash at beginning of period	69,487	1,009
Cash, cash equivalents and restricted cash at end of period	$63,532	$887
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$31	$—
Offering costs included in accounts payable and accrued expense	$—	$38
Merger transaction costs included in accounts payable and accrued expenses	$—	$644
Leased assets obtained in exchange for new operating lease liabilities	$—	$448
Payment of leasehold improvements on right-of-use assets included in operating lease liability, current	$—	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Nature of the Business, COVID-19 Risk and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiaries (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar’s lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin, or FXN, an essential protein, to the mitochondria of patients with Friedreich’s ataxia. Friedreich’s ataxia is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

The Company is subject to risks and uncertainties common to pre-commercialization companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for CTI-1601 or any other product candidates and the ability to secure additional capital to fund operations. Drug candidates currently under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the impact and effectiveness of vaccines against the virus, including variants and mutations thereof, the willingness of individuals to avail themselves of the vaccines and governmental, regulatory, and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic at this time, if vaccination efforts are unsuccessful or if vaccines are not efficacious against emerging or future variants of COVID-19, the Company’s business, results of operations, financial condition and cash flows could be materially and adversely affected. The financial statements do not reflect any adjustments as a result of the pandemic.

The pandemic resulted in the temporary stoppage of our CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia. In July 2020, we resumed these clinical trials, and have since completed dosing of both our single-ascending dose and multi-ascending dose clinical trials. We expect to release top line results from these trials in the second quarter of 2021.

The Company may experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed, including as a result of resurgences of COVID-19 cases in certain geographic areas.

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

The transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under this method of accounting, Chondrial was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (1) former shareholders of Chondrial own a substantial majority of the voting rights of the combined company; (2) the majority of the board of directors of the combined company is composed of directors designated by Chondrial under the terms of the merger agreement; and (3) existing members of Chondrial management constituted the management of the combined company. Because Chondrial has been determined to be the accounting acquirer in the Merger, but not the legal acquirer, the Merger is deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As a result, the historical financial statements of Chondrial are the historical financial statements of the combined company. As the Merger has been accounted for as an asset acquisition, goodwill has not been recorded within the condensed combined balance sheet.

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

In addition, all outstanding options exercisable for common units of Holdings became options exercisable for the shares of common stock of Zafgen based on the conversion factor discussed within the Merger Agreement. In connection with the Merger, Zafgen changed its name to Larimar Therapeutics, Inc. Following the closing of the Merger, Chondrial Therapeutics, Inc. became a wholly owned subsidiary of the Company. In December 2020, Chondrial Therapeutics was legally merged into Larimar Therapeutics, Inc. As used herein, the words “the Company” refers to, for periods following the Merger, Larimar, together with its subsidiaries, and for periods prior to the Merger, Chondrial Therapeutics Inc., and its direct and indirect subsidiaries, as applicable.

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

Going Concern Assessment

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations. The Company has incurred recurring losses since inception, including net losses of $12.1 million and $6.7 million for three months ended March 31, 2021, and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $77.7 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2021, the Company had approximately $81.4 million of cash, cash equivalents and marketable securities available for use to fund its operations. The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all.

The Company expects that its research and development and general and administrative expenses will continue to increase.  The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. Until such time, if ever, the Company expects to seek additional funding through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

The Company may not be able to obtain financing on acceptable terms, or at all, and it may not be able to enter into collaborations or other arrangements. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, to fund continuing operations.  Additionally, the terms of any financing may adversely affect the holdings or the Company’s existing stockholders’ rights.

The Company believes that, based on its current operating plan, its cash, cash equivalents and marketable debt securities as of the filing date will enable us to fund operations for at least twelve months from the issuance of its interim financial statements for the quarterly period ended March 31, 2021. If the Company does not obtain sufficient additional funding, the Company may be unable to fund operations beyond twelve months of the issuance of these financial statements.

If the Company is unable to obtain sufficient funding, the Company will delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or pre‑commercialization efforts. These actions would extend cash resources but could adversely affect the Company’s business prospects. The extent and timing of implementing these cost actions will be mainly dependent on the timing and our ability to obtain additional funding. The Company has funded its operations to date primarily with proceeds from sales of common stock, prefunded warrants for the purchase of common stock and contributions from Holdings. In 2020, prior to the Merger, the Company received $18.0 million in capital contributions from Holdings. In May 2020, the Company completed the Merger and acquired $42.9 million of cash, cash equivalents, restricted cash and marketable debt securities that were held by Zafgen immediately prior to the Merger. The Company also raised $75.4 million, net of offering costs, through a private offering of common stock and prefunded warrants to purchase shares of common stock in connection with and immediately after the closing of the Merger. In addition, in August 2020, the Company entered into an Equity Distribution Agreement (the “ATM” agreement with an investment bank in connection with the establishment of an “at the market” offering program under which the Company could sell up to an aggregate of $50,000,000 of shares of its Common Stock from time to time through this investment bank as sales agent. In December 2020, the Company sold 11,524 shares of common stock sold under the Agreement for net proceeds of $0.2 million at an average gross price per share of $21.89.  During the first quarter of 2021, no additional sales of common stock were sold under this agreement.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed on March 4, 2021.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2021 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company is highly dependent on third-party manufacturers to supply products for research and development activities in its programs. The Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for drug substance and formulated drugs related to these programs. The drug substance which is in frozen liquid form for CTI-1601 is currently manufactured for us by a third-party manufacturer, and the frozen liquid form of drug product is made at another manufacturer.  The Company is undertaking a program with a third manufacturer to begin to produce a lyophilized version of the drug product from the same drug substance, that, once available, we intend to use in certain of our future planned clinical trials. The Company’s research and development programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At March 31, 2021 and December 31, 2020, cash equivalents consisted of commercial paper, corporate bonds with maturity dates of less than three months at the date of acquisition and money market funds.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, net¸ and the net operating lease asset. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long lived asset to its carrying value. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development, and commercialization of novel therapeutics for the treatment of rare diseases.

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development and non-clinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, non-clinical and clinical development activities, and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2021 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, which were issued in June 2020, and for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded 2,397,152 common stock equivalents, outstanding as of March 31, 2021, from the computation of diluted net loss per share for the three months ended March 31, 2021 because they had an anti-dilutive impact due to the net loss incurred for the periods.

Prior to the Merger the Company did not have options to purchase common stock or unvested restricted common stock to exclude from the calculation of earnings per share as all outstanding options were for common units of Holdings that upon the Merger converted into options exercisable for the shares of common stock of the Company.  Accordingly, for the three months ended March 31, 2020, there were no common stock equivalents to be excluded from the calculation of diluted net loss per share.

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

The total purchase price paid in the Merger has been allocated to the tangible and intangible assets acquired and liabilities assumed of Zafgen based on their fair values as of the completion of the Merger. Transaction costs primarily included bank fees and professional fees associated with legal counsel, auditors, and printers. The following summarizes the purchase price paid in the Merger (in thousands, except share and per share amounts):

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

4.	Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable debt securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2021 and December 31, 2020 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of March 31, 2021 and December 31, 2020:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2021
Cash equivalents:
Money market funds	$6,922	$6,922	$—	$—
Total cash equivalents	6,922	6,922	—	—

Marketable debt securities:
Commercial paper	19,245	—	19,245	—
Total marketable debt securities	19,245	—	19,245	—
Total cash equivalents and marketable debt securities	$26,167	$6,922	$19,245	$—
December 31, 2020
Cash equivalents:
Money market funds	$4,229	$4,229	$—	$—
Commercial paper	6,499	—	6,499	—
Corporate bonds	1,907	—	1,907	—
Total cash equivalents	12,635	4,229	8,406	—

Marketable debt securities:
U.S. Government securities	2,005	—	2,005
Commercial paper	22,485	—	22,485	—
Total marketable debt securities	24,490	—	24,490	—
Total cash equivalents and marketable debt securities	$37,125	$4,229	$32,896	$—

Marketable Debt Securities

The following tables summarize the Company’s marketable debt securities as of March 31, 2021 and December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2021
Assets:
Commercial paper	$19,245	$—	$—	$19,245
	$19,245	$—	$—	$19,245
December 31, 2020
Assets:
U.S. Government securities	$2,005	$—	$—	$2,005
Commercial paper	22,484	2	(1)	22,485
	$24,489	$2	$(1)	$24,490

As of March 31, 2021, the Company did not have an allowance for credit losses. All investments with unrealized losses at March 31, 2021 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Prepaid research and development expenses	$4,099	$4,460
Prepaid insurance	367	571
Payroll tax receivable	107	32
Other prepaid expenses and other assets	116	251
	$4,689	$5,314

6.	Fixed Assets

Fixed assets, net consisted of the following:

		March 31,	December 31,
	Useful Life	2021	2020
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	849	849
Furniture and fixtures	7 years	460	460
Leasehold Improvements	lease term	31	—
		1,406	1,375
Less: Accumulated depreciation		(408)	(335)
		$998	$1,040

Depreciation expense during the three months ended March 31, 2021 and 2020 was $0.1 million and less than $0.1 million, respectively.

7.	Accrued Expenses

	March 31,	December 31,
	2021	2020
	(in thousands)
Accrued research and development expenses	$3,358	$3,409
Accrued payroll and related expenses	459	1,350
Accrued professional fees	689	924
Accrued other	105	160
	$4,611	$5,843

8.	Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

As of March 31, 2021, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 115,000,000 of $0.001 par value common stock and 5,000,000 of $0.001 par value preferred stock. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

Equity Distribution Agreement

On August 14, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50,000,000 of shares of common stock (the “ATM Shares”) from time to time (the “Offering”).

Under the Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. The Company will pay its investment bank a commission equal to 3.0% of the gross proceeds of any ATM Shares sold through its investment bank under the Agreement and will reimburse the investment bank for certain specified expenses. The Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and its investment bank, other customary obligations of the parties and termination provisions. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the Agreement. As of March 31, 2021, 11,524 shares of Common Stock have been sold under the Agreement for net proceeds of $0.2 million at an average gross price per share of $21.89.

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

2020 Equity Incentive Plan

The Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the 2020 Plan) on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaces the 2014 Plan. Option outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the 2014 Plan and the respective award agreements, and no further awards will be made under the 2014 Plan. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, and cash or other stock-based awards. ISOs may be granted only to the Company’s employees, including the Company’s officers, and the employees of the Company’s affiliates. All other awards may be granted to the Company’s employees, including the Company’s officers, the Company’s non-employee directors and consultants, and the employees and consultants of the Company’s affiliates.

As of March 31, 2021, 1,120,159 shares of common stock were available for grant under the 2020 Plan. The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”).   As permitted by the plan, the Company added 614,709 shares available for grant to the 2020 Plan on January 1, 2021 increasing the maximum number of shares of the Company’s common stock that may be issued under the 2020 plan to 2,314,709 shares.  The maximum aggregate number of shares that may be issued under the 2020 Plan in respect of incentive stock options is 8,000,000 over the ten-year term of the 2020 Plan.

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

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	2021	2020
Risk-free interest rate	0.78%	0.37%
Expected term (in years)	6.25	6.08
Expected volatility	91%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2020	2,008,902	$22.31	8.1
Granted	402,550	18.70
Forfeited	(14,300)	(20.40)
Outstanding as of March 31, 2021	2,397,152	$21.72	8.0	$4.4
Exercisable as of March 31, 2021	602,463	$45.48	4.0	$0.8
Vested and expected to vest as of March 31, 2021	2,397,152	$21.72	8.0	$4.4
(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at March 31, 2021.

January 2021 Annual Option Grant

On January 19, 2021, the Company granted options to purchase 280,150 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$438	$12
General and administrative	742	17
	$1,180	$29

As of March 31, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $17.8 million, which is expected to be recognized over a weighted average period of 3.37 years.

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

During the three months ended March 31, 2021 and 2020, no milestones were achieved and no expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party.

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

On October 27, 2020, the Company entered into a sublease agreement (the “Sublease”) with Massachusetts Municipal Association, Inc. (the “Subtenant”), whereby the Company subleased the entire Premises to the Subtenant.  The initial term of the Sublease commenced on December 4, 2020 and continues until October 30, 2029.  In connection with the Sublease, the Company evaluated the need for impairment under ASC 360 and determined there was no impairment. The Sublease provides for the first monthly installment of rent to be paid by the Subtenant on the date of the Sublease. After such first monthly payment, the sublease provides for rent abatement until April 1, 2021.

The Sublease provides for an initial annual base rent of $0.8 million, which increases annually up to a maximum annual base rent of $1.0 million. The Subtenant also is responsible for paying to the Company future increases in operating costs (commencing on January 1, 2022), future increases in annual tax costs (commencing July 1, 2021) and all utility costs (commencing March 1, 2021) attributable to the Premises during the term of the Sublease. As part of the Sublease, the subtenant deposited a letter of credit in the amount of $0.8 million to assure their performance under the sublease.  If there are no uncured events of default under the sublease, the amount of this security deposit decreases over time to $0.4 million on the sixth anniversary of the Sublease.

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years On August 4, 2020, the Company executed the first option to extend the lease for an additional year, expiring on December 31, 2021. We have determined this lease extension qualifies as a short-term lease, as the remaining renewal option is not considered reasonably certain, for which we have applied the accounting policy election to not record the related right-of-use asset and lease liabilities.

Expense arising from operating leases was $0.1 million and less than $0.1 million during the three months ended March 31, 2021 and 2020, respectively three months ended March 31, 2020. For operating leases, the weighted-average remaining lease term for leases at March 31, 2021 and December 31, 2020 was 8.3 and 8.6 years, respectively. For operating leases, the weighted average discount rate for leases at March 31, 2021 and December 31, 2020 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of March 31, 2021 are as follows:

Operating
(in thousands)	Leases
Nine months ending December 31, 2021	$884
Year ended December 31, 2022	1,197
Year ended December 31, 2023	1,146
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Thereafter	4,314
Total lease payments	9,689
Less: imputed interest	(3,295)
Present value of lease liabilities	$6,394

10.	Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Holdings. On November 30, 2016, 30% vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which subsequently contributed to the Company on December 31, 2018. The remaining 70% is associated with future services (see Note 8) vesting ratably over 48 months beginning on December 1, 2016. The consulting agreement has a four-year term, subject to earlier termination. On November 30, 2020, The Company entered into a 1-month extension of the Consulting Engagement, expiring on December 31, 2020 and on January 1, 2021, the Company entered into a new consulting agreement with Mark Payne, M.D. which extended the term of the Consulting Engagement for a four-year term beginning on January 1, 2021. During the three months ended March 31, 2021 and 2020 the Company recognized less than $0.1 million, related to this consulting agreement, recorded as research and development expense in the Statement of Operations.

The funding to the Company originated from Holdings’ sale of Series A Preferred Units and Series B convertible preferred units (the “Units”) with Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P. and Deerfield Health Innovations Fund, L.P. (together, the “Deerfield Funds”), and certain other purchasers, from inception through May 28, 2020 and the contribution of the proceeds received by Holdings on such sales to the Company in order to fund the Company’s operations

Under a November 30, 2016 Series A Preferred Unit Purchase Agreement, as amended on September 8, 2017, November 15, 2017, November 14, 2018 and April 29, 2019, Holdings sold Series A Preferred Units for gross proceeds of $35.6 million. The gross proceeds of $35.6 million were contributed to the Company.

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

During the three months ended March 31, 2020, Holdings provided the Company non-interest bearing, permanent funding from the above Series A and Series B preferred unit transactions, totaling $9.6 million, which were recorded as capital contributions with the balance of combined equity and additional paid in capital on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity for each respective period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q,  (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 4, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our Annual Report on Form 10-K filed with the SEC on March 4, 2021, and the "Risk Factors" and “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich’s ataxia. Friedreich’s ataxia is a rare, progressive, and fatal disease in which patients are unable to produce enough FXN due to a genetic abnormality. There is currently no effective therapy for Friedreich’s ataxia.

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

CTI-1601 Program Update

CTI-1601 is currently being evaluated in Phase 1 clinical trials in patients with Friedreich’s ataxia. In December 2020, we announced the completion of dosing of a SAD trial of CTI-1601. A Safety Review Committee reviewed preliminary blinded data after each cohort of the placebo-controlled SAD clinical trial and recommended continuation to each escalating dose.  Based on preliminary data, single subcutaneous injections of CTI-1601 at doses up to 100 mg appear to have been generally well tolerated. Injection site adverse events were mild and transient, and no serious adverse events were reported.  In March 2021, we announced the completion of dosing of a MAD trial of CTI-1601.  We have now completed our Phase 1 program and there are currently no patients receiving CTI-1601. We expect to release top line clinical results from the MAD trial in the second quarter of 2021.

We also have conducted several non-clinical toxicology studies, including 28 and 90-day studies in rats and non-human primates, and have an on-going 180- day non-human primate study. In the 90-day non-human primate study a mortality was observed, which was determined to be due to a bacterial meningitis infection and was unrelated to study drug. In addition, mortalities have been observed in the ongoing 180 day-non-human primate study at the highest dose levels.  We have informed FDA of these findings and we are continuing to dose non-human primates in the study and are continuing to collect and evaluate data.  While additional non-clinical information may be required before we initiate further clinical studies, based on all the information we have from the non-clinical program to date together with extensive input from toxicologists and other relevant experts, we currently expect to remain on-track with our previously disclosed timeline of initiating both our open-label extension (the JIVE trial) and a pediatric MAD trial in Friedreich’s ataxia patients during the second half of 2021.

Financial Overview and Liquidity

Since our inception, we have devoted substantially all of our resources to developing CTI-1601, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations.

We have never generated any revenue and have, to date, incurred net losses. We incurred net losses of approximately $12.1 million and $6.7 million for three months ended March 31, 2021, and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $77.7 million . Our losses have resulted principally from costs incurred in connection with research and development activities, and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

We expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•	Continue to advance the development of CTI-1601 through additional clinical trials;
•	Seek to identify and advance development of additional product candidates into clinical development and identify additional indications for our product candidates;
•	Seek to obtain regulatory approval for our product candidates;
•	Identify, acquire or in-license other product candidates and technologies;
•	Maintain, leverage, and expand our intellectual property portfolio; and
•

Expand our operational, financial and management systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public equity, private equity, debt financings, or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates, or achieve commercial viability for any approved product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on its financial condition and ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability and may never do so.

At March 31, 2021, we had cash, cash equivalents and marketable debt securities balance totaling $81.4 million. We believe that, based on our current operating plan, our cash, cash equivalents and marketable debt securities as of the filing date of this Quarterly Report on Form 10-Qwill enable us to fund operations for at least twelve months from the issuance of our interim financial statements for the quarterly period ended March 31, 2021.

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads and mutates.

In December 2020, the FDA granted emergency use authorization for two COVID-19 vaccines. Additional vaccines have since been made available. Although there are vaccines available, the ability to obtain a vaccine or know when herd immunity will be met, is difficult to project.

The extent of the effect of COVID-19 on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, including the spread of more contagious and deadly variants, the successful distribution and use of current and future COVID-19 vaccines, and governmental, regulatory, and other private sector responses, all of which are uncertain and difficult to predict. Although we are unable to estimate the financial effect of the pandemic at this time, if the pandemic remains uncontained or if the current vaccines prove ineffective against future viral mutations, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

The pandemic resulted in the temporary stoppage of our CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia. In July 2020, we resumed these clinical trials, and have since completed dosing of both our SAD and MAD clinical trials. We expect to release top line results from these trials in the second quarter of 2021.

We may experience additional delays in clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed, including as a result of resurgences of COVID-19 cases in certain geographic areas.

Merger with Zafgen

On December 17, 2019, we entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Zordich Merger Sub, Inc. (“Merger Sub”), our wholly owned subsidiary, Chondrial Therapeutics Inc. (“Chondrial”), and Chondrial Holding, LLC (“Holdings”) pursuant to which the Merger Sub would merge with and into Chondrial, with Chondrial surviving the merger as our wholly owned subsidiary (the “Merger”). The Merger was completed on May 28, 2020 pursuant to the terms of the Merger Agreement.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	third-party contract costs relating to research, formulation, manufacturing, non-clinical studies, and clinical trial activities;
•	employee related costs, including salaries, benefits and stock-based compensation expenses for employees engaged in scientific research and development functions;
•	external costs of outside consultants and vendors;
•	payments made under our third-party licensing agreements;
•	sponsored research agreements;
•	laboratory consumables; and
•	allocated facility-related costs.

Research and development costs are central to our business and are expensed as incurred. Costs for certain activities, such as manufacturing, non-clinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to increase our investment in research and development in order to advance CTI-1601 through additional clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we pursue clinical development of CTI-1601 or any other product candidates we develop.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of CTI-1601 or any other product candidates we develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of CTI-1601 or any other product candidates we develop will depend on a variety of factors, including:

•	the scope, rate of progress and expense of clinical trials and other research and development activities, including the ongoing impact of COVID-19 on these activities;
•	clinical trial results;
•	uncertainties in clinical trial enrollment rate or design;
•	significant and changing government regulation;
•	the timing and receipt of any regulatory approvals;
•	the influence of the FDA’s or other regulatory authority’s on our clinical trial design and timing;

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, costs related to our executive, finance, information technology, and costs related to other administrative functions. General and administrative expenses also include, insurance expenses, and professional fees for auditing, tax, and legal services, including legal expenses to pursue patent protection of our intellectual property. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement, improve and scale our operational, financial and management systems.

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

Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses and evaluate payments made to vendors in advance of actual work activities being performed. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs, in connection with clinical trials;
•	vendors in connection with non-clinical development activities;
•	contract manufacturing organizations in connection with the production of non-clinical and clinical trial materials; and
•	vendors related to product candidate manufacturing, development, and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs or CMOs that conduct and manage clinical trials or manufacture clinical trial material on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense, non-clinical expense, or manufacturing activities. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. In accruing CMO costs, we estimate the time period that manufacturing will be completed, the achievement of milestones and the percentage of completion of each specific CMO agreement. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us recognizing adjustments in future periods as additional information becomes available.

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

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Therefore, we estimate our expected common stock price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options have been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield considers the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
			Increase
	2021	2020	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$8,974	$5,007	$3,967
General and administrative	3,132	1,667	1,465
Total operating expenses	12,106	6,674	5,432
Loss from operations	(12,106)	(6,674)	(5,432)
Other income, net	18	—	18
Net loss	$(12,088)	$(6,674)	$(5,414)

Research and development expenses

Research and development expenses for the three months ended March 31, 2021 increased $4.0 million compared to the three months ended March 31, 2020. The increase in research and development expenses as compared to the prior year period was primarily driven by higher clinical supply manufacturing costs of $1.2 million, an increase in clinical trial costs of $1.5 million, an increase in personnel related costs of $0.6 million due to headcount additions in our research and development functions and an increase in stock compensation expense of

$0.4 million associated with stock option grants made in 2020 after the merger and in the first quarter of 2021. The remaining increase is primarily related to toxicology study costs, and internal laboratory costs. During the three months ended March 31, 2021, both of the Company’s SAD and MAD trials, including analysis were ongoing whereas during the three months ended March 31, 2020, only the SAD trial was on going.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 increased $1.5 million compared to the three months ended March 31, 2020. The increase in general and administrative expenses as compared to the prior year period was primarily driven by an increase in insurance costs of $0.7 million that are mainly due to the costs of operating as a public company, an increase in stock-based compensation of $0.7 million associated with stock option grants made in 2020 after the merger and in the first quarter of 2021, an increase in personnel related costs of $0.3 million due to increased headcount, and an increase in legal and consulting costs of $0.3 million associated with operating as a public company. The increase is offset by a decrease in accounting and audit expense of $0.6 million related to the additional expense incurred in 2020 associated with the Merger and becoming a public company.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(11,206)	$(8,921)
Net cash provided by (used in) investing activities	5,251	(778)
Net cash provided by financing activities	—	9,577
Net increase in cash, cash equivalents and restricted cash	$(5,955)	$(122)

Net cash used in operating activities

During the three months ended March 31, 2021, operating activities used $11.2 million of cash, resulting from our net loss of $12.1 million, adjusted for noncash expenses of $1.2 million and changes in our operating assets and liabilities of $0.4 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. The change in operating assets and liabilities was primarily due to a decrease in accrued expenses and offset by an increase in accounts payable and prepaid expenses due to the growth in our operating activities.

During the three months ended March 31, 2020, operating activities used $8.9 million of cash, resulting from our net loss of $6.7 million, adjusted for noncash expenses of $0.1 million and changes in our operating assets and liabilities of $2.3 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and general and administrative expenses as described above.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2021, investing activities provided $5.3 million of cash, resulting from a $7.0 million increase from maturities of marketable debt securities, which was partially offset by $1.7 million in purchases of new marketable debt securities.

During the three months ended March 31, 2020, investing activities used $0.8 million of cash, resulting from Chondrial’s transaction costs for the acquisition of Zafgen of $0.7 million and $0.1 million from the purchase of equipment.

Net cash provided by financing activities

During the three months ended March 31, 2020, net cash provided by financing activities of $9.6 million was the result of contributions from Holdings. There was no cash used in or provided by financing activities during the three months ended March 31, 2021.

Operating Capital Requirements

CTI-1601 is currently in clinical development.  We recently completed the dosing of two phase 1 clinical trials and expect to commence additional studies of CTI-1601 in Friedreich ataxia in the second half of 2021; therefore, we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we seek to:

•	advance the development of CTI-1601 through additional clinical trials, including the cost of clinical materials as well as manufacturing scale up costs;
•	identify and advance development of additional product candidates into clinical development and identify additional indications for our product candidates;
•	obtain regulatory approvals for our product candidates;
•	identify, acquire or in-license other product candidates and technologies;
•	maintain, leverage, and expand our intellectual property portfolio; and
•

expand our operational, financial and management systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

We expect to continue to generate operating losses for the foreseeable future. We completed the Merger on May 28, 2020 which, upon closing, provided cash, cash equivalents, restricted cash, and marketable debt securities of $42.9 million concurrent with the Private Placement which provided additional net proceeds of $75.4 million. In August 2020, we entered into an Equity Distribution Agreement, or the ATM Agreement, with an investment bank, in connection with the establishment of an “at-the-market” offering program under which we may sell up to an aggregate of $50,000,000 of shares of our common stock from time to time through this investment bank, as sales agent. As of March 31, 2021, 11,524 shares of common stock have been sold under the Agreement for net proceeds of $0.2 million at an average gross price per share of $21.89. During the first quarter of 2021, no sales of common stock were sold under the ATM Agreement.

We believe that, based on our current operating plan, our cash, cash equivalents and marketable debt securities as of the filing date will enable us to fund operations for at least twelve months from the issuance of our interim financial statements for the quarterly period ended March 31, 2021.

Until such time, if ever, as we can generate substantial revenue, we expect to seek additional funding through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or our existing stockholders’ rights. If we are unable to obtain additional funding, we will be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business, or we may be unable to continue operations.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, there are no threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

You should carefully consider the risk factors described in our 2020 Annual Report under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2020 Annual Report.

Topline or preliminary data from our CTI-1601 clinical trials that we announce or publish from time to time may differ materially from final data.

We have disclosed preliminary data from our single ascending dose (“SAD”) phase 1 clinical trial from CTI-1601, and we intend to disclose topline data from our multiple ascending dose (“MAD”) phase 1 clinical trial of CTI-1601 in the second quarter of 2021.  Such topline, or preliminary data and any topline or preliminary data that we disclose in the future, is based on a preliminary analysis of then-available efficacy and safety data, and the results and related preliminary findings and conclusions are subject to change following a comprehensive review of the more extensive data we expect to receive related to the particular study or trial. Preliminary or topline data are based on assumptions, estimations, calculations, and conclusions as part of our analyses of data currently available to us, and we may not have received or had the opportunity to evaluate all of the data from the trial. As a result, preliminary and topline results that we report may differ from future results we report of the same studies as additional information or data become available, or we may report additional or different conclusions or considerations to qualify such results once additional data has been received and fully evaluated. Such data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously disclosed. As a result, preliminary or topline data should be viewed with caution until the final data is available. If the full data set or conclusions from the full data set are different from the topline or preliminary data reported, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain develop, obtain approval for and commercialize CTI-1601 may be harmed, which could harm our business, operating results, prospects, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Master Services Agreement, dated as of September 20, 2017, by and between the Company and KBI Biopharma, Inc.

10.2	First Amendment to Master Services Agreement, dated as of November 9, 2018, by and between the Company and KBI Biopharma, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Furnished herewith.
+	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

Date: May 10, 2021	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)