Form 10-Q
period 2021-06-30
Larimar Therapeutics, Inc.
filed 2021-08-12
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 10, 2021, there were 17,710,450 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•

our ability to successfully engage with the FDA concerning the clinical hold on the investigational new drug application (IND) for CTI-1601 and the timing and outcomes of our planned interactions with the FDA and submission of a clinical hold complete response with further information and data regarding CTI-1601 requested by FDA to lift the clinical hold and allow initiation of interventional clinical studies;

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

•

uncertainties in obtaining successful non-clinical or clinical trial results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA, and other comparable regulatory authorities for marketing approval for CTI-1601 or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;

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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 4, 2021 and subsequent reports on Form 10-Q filed thereafter. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends on indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

As previously disclosed, on May 28, 2020, Zafgen, Inc., a Delaware corporation (“Zafgen”), completed a Merger with Chondrial Therapeutics, Inc., a Delaware corporation (“Chondrial”), in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”) entered into on December 17, 2019. Pursuant to the Merger Agreement, (i) a subsidiary of Zafgen merged with and into Chondrial, with Chondrial continuing as a wholly owned subsidiary of Zafgen and the surviving corporation of the merger and (ii) Zafgen was renamed as “Larimar Therapeutics, Inc.” (the “Merger”).

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$70,630	$68,148
Marketable debt securities	—	24,490
Prepaid expenses and other current assets	3,406	5,314
Total current assets	74,036	97,952
Property and equipment, net	1,211	1,040
Operating lease right-of-use assets	3,673	3,936
Restricted cash	1,339	1,339
Other assets	672	419
Total assets	$80,931	$104,686
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,463	$2,634
Accrued expenses	5,675	5,843
Operating lease liabilities, current	553	515
Total current liabilities	7,691	8,992
Operating lease liabilities	5,715	6,002
Total liabilities	13,406	14,994
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 15,367,730 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	15	15
Additional paid-in capital	157,820	155,290
Accumulated deficit	(90,311)	(65,614)
Accumulated other comprehensive loss	1	1
Total stockholders’ equity	67,525	89,692
Total liabilities and stockholders’ equity	$80,931	$104,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,102	$8,907	$18,076	$13,914
General and administrative	3,441	2,492	6,573	4,159
Total operating expenses	12,543	11,399	24,649	18,073
Loss from operations	(12,543)	(11,399)	(24,649)	(18,073)
Other income (expense), net	(66)	69	(48)	69
Net loss	$(12,609)	$(11,330)	$(24,697)	$(18,004)
Net loss per share, basic and diluted	$(0.79)	$(1.21)	$(1.54)	$(2.33)
Weighted average common shares outstanding, basic and diluted	15,996,133	9,381,412	15,996,133	7,736,331
Comprehensive loss:
Net loss	$(12,609)	$(11,330)	$(24,697)	$(18,004)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	—	(3)	—	(3)
Total other comprehensive loss	—	(3)	—	(3)
Total comprehensive loss	$(12,609)	$(11,333)	$(24,697)	$(18,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692
Stock-based compensation expense	—	—	1,180	—	—	1,180
Net loss	—	—	—	(12,088)	—	(12,088)
Balances as of March 31, 2021	15,367,730	$15	$156,470	$(77,702)	$1	$78,784
Stock-based compensation expense	—	—	1,350	—	—	1,350
Net loss	—	—	—	(12,609)	—	(12,609)
Balances as of June 30, 2021	15,367,730	$15	$157,820	$(90,311)	$1	$67,525

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2019	6,091,250	$6	$22,432	$(23,132)	$—	$(694)
Capital contributions from related party	—	—	9,595	—	—	9,595
Stock-based compensation expense	—	—	29	—	—	29
Net loss	—	—	—	(6,674)	—	(6,674)
Balances as of March 31, 2020	6,091,250	$6	$32,056	$(29,806)	$—	$2,256
Capital contributions from related party	—	—	8,400	—	—	8,400
Merger with Zafgen Inc.	3,124,337	3	37,116	—	—	37,119
Private Placement of common shares and pre-funded warrants, net of transaction costs	6,140,619	6	75,344	—	—	75,350
Stock-based compensation expense	—	—	752	—	—	752
Unrealized loss on marketable debt securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(11,330)	—	(11,330)
Balances as of June 30, 2020	15,356,206	$15	$153,668	$(41,136)	$(3)	$112,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,697)	$(18,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,530	781
Loss on disposal of fixed asset	5	—
Depreciation expense	150	55
Amortization of premium on marketable securities	(11)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,908	(1,760)
Accounts payable	(1,466)	(3,284)
Accrued expenses	(168)	1,067
Right-of-use assets	263	89
Operating lease liabilities	(249)	(85)
Other assets	(253)	21
Net cash used in operating activities:	(21,988)	(21,120)
Cash flows from investing activities:
Purchase of property and equipment	(31)	(58)
Purchase of marketable securities	(1,749)	—
Maturities and sales of marketable securities	26,250	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	41,934
Merger transaction costs	—	(1,233)
Net cash provided by investing activities	24,470	40,643
Cash flows from financing activities:
Capital contribution from related party	—	17,995
Proceeds from sale of common stock and prefunded warrants, net of issuance costs	—	75,485
Net cash provided by financing activities	—	93,480
Net increase in cash, cash equivalents and restricted cash	2,482	113,003
Cash, cash equivalents and restricted cash at beginning of period	69,487	1,009
Cash, cash equivalents and restricted cash at end of period	$71,969	$114,012
Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired in the Merger, including $1.0 million of marketable debt securities and excluding cash acquired	$—	$(4,815)
Property and equipment included in accounts payable and accrued expenses	$295	$—
Offering costs included in accounts payable and accrued expense	$—	$135
Merger transaction costs included in accounts payable and accrued expenses	$—	$65
Leased assets obtained in exchange for new operating lease liabilities	$—	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Clinical Development, Nature of the Business, COVID-19 Risk and Basis of Presentation

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

In May 2021, Larimar reported positive topline data from its Phase 1 Friedreich’s ataxia (FA) program after completing dosing of the single ascending dose (SAD) trial in December 2020 and of the multiple ascending dose (MAD) trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in frataxin levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). Frataxin levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of frataxin levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events (SAEs) associated with either the MAD or SAD trials.

On May 25, 2021 the United States Food and Drug Administration (FDA) placed a clinical hold on the CTI-1601 clinical program following the Company’s notification to the FDA of mortalities which occurred at the highest dose levels in an ongoing 180-day non-human primate (NHP) toxicology study, which is designed to support extended dosing of patients with CTI-1601. In the clinical hold letter, the FDA stated that it needs a full study report from the ongoing NHP study and Larimar may not initiate additional clinical trials until the company has submitted the report and received notification from the FDA that additional clinical trials may commence.  At the time of this notice, the Company had no interventional clinical trials with patients enrolled or enrolling.

In July 2021, the Company completed dosing in the non-human primate toxicology study discussed above. The Company is currently collecting and analyzing data from the study.  While there is no way to predict the FDA’s response or whether they will require additional data or testing before lifting the clinical hold on CTI-1601 in full or in part, the Company expects to initiate its Jive open-label extension and pediatric MAD trials in the first half of next year.

The Company is subject to risks and uncertainties common to pre-commercialization companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for its drug candidates or any other product candidates and the ability to secure additional capital to fund operations. Drug candidates currently under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. The pandemic resulted in the temporary stoppage of the Company’s CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia in March 2020. In July 2020, the Company resumed these clinical trials, and have since completed dosing of both its single ascending dose and multiple ascending dose clinical trials. Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021.  While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity in some states, particularly in some areas of the country. The incidence of variants of COVID-19, has been increasing particularly among unvaccinated individuals and the variant is proving to be more easily spread than earlier variants.  The low vaccination rate, the spread of variants, the evolution of furthermore deadly mutations against which the current vaccines may prove ineffective could again result in major disruptions to businesses and markets worldwide. The

Company’s business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, the Company could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed or experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product. The financial statements do not reflect any adjustments as a result of the pandemic.

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

Reverse Stock Split

On May 28, 2020, immediately prior to the closing of the Merger, Zafgen effected the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Unless otherwise noted, all references to common stock share and per share amounts have also been adjusted to reflect the Exchange Ratio.

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

As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable debt securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.

The Company has funded its operations to date primarily with proceeds from sales of common stock, prefunded warrants for the purchase of common stock and, prior to the merger with Zafgen described above, contributions from Holdings. In June 2020, the Company completed the Merger and acquired $42.9 million of cash, cash equivalents, restricted cash and marketable debt securities that were held by Zafgen immediately prior to the Merger. The Company also raised $75.4 million, net of offering costs, through a private offering of common stock and prefunded warrants to purchase shares of common stock in connection with and immediately after the closing of the Merger in June 2020.

In August 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50,000,000 of shares of its common stock from time to time through this investment bank as sales agent. In July 2021, the Company sold 2,342,720 shares pursuant to the ATM Agreement for gross proceeds of $20.5 million.  As of August 10, 2021, the Company may sell up to $29.2 million of common stock under the ATM Agreement.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations. The Company has incurred recurring losses since inception, including net losses of $24.7 million and $18.0 million for six months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $90.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2021, the Company had approximately $70.6 million of cash and cash equivalents available for use to fund its operations.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed on March 4, 2021.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2021 and condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2021 and 2020 have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At June 30, 2021 and December 31, 2020, cash equivalents consisted of commercial paper and corporate bonds with maturity dates of less than three months at the date of acquisition and money market funds.

Marketable debt securities

Marketable debt securities consist of debt investments with original maturities greater than ninety days. The Company classifies its marketable debt securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. When the fair value is below the amortized cost, the amount of the expected credit loss is estimated. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2021 and 2020 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, which were issued in June 2020, and for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded 2,546,962 and 727,024 common stock equivalents, outstanding as of June 30, 2021 and 2020, respectively, from the computation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 because they had an anti-dilutive impact due to the net loss incurred for the periods.

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

4.	Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable debt securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2021 and December 31, 2020 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of June 30, 2021 and December 31, 2020:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2021
Cash equivalents:
Money market funds	$12,978	$12,978	$—	$—
Commercial paper	5,250	—	5,250	—
Corporate bonds	1,921	—	1,921	—
Total cash equivalents	20,149	12,978	7,171	—

December 31, 2020
Cash equivalents:
Money market funds	$4,229	$4,229	$—	$—
Commercial paper	6,499	—	6,499	—
Corporate bonds	1,907	—	1,907	—
Total cash equivalents	12,635	4,229	8,406	—

Marketable debt securities:
U.S. Government securities	2,005	—	2,005
Commercial paper	22,485	—	22,485	—
Total marketable debt securities	24,490	—	24,490	—
Total cash equivalents and marketable debt securities	$37,125	$4,229	$32,896	$—

Marketable Debt Securities

The following tables summarize the Company’s marketable debt securities as of December 31, 2020. The Company held no marketable debt securities as of June 30, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Assets:
U.S. Government securities	$2,005	$—	$—	$2,005
Commercial paper	22,484	2	(1)	22,485
	$24,489	$2	$(1)	$24,490

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Prepaid research and development expenses	$2,945	$4,460
Prepaid insurance	201	571
Payroll tax receivable	67	32
Other prepaid expenses and other assets	193	251
	$3,406	$5,314

6.	Fixed Assets

Fixed assets, net consisted of the following:

		June 30,	December 31,
	Useful Life	2021	2020
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,144	849
Furniture and fixtures	7 years	455	460
Leasehold Improvements	lease term	31	—
		1,696	1,375
Less: Accumulated depreciation		(485)	(335)
		$1,211	$1,040

Depreciation expense during the six months ended June 30, 2021 and 2020 was $0.2 million and less than $0.1 million, respectively.

7.	Accrued Expenses

	June 30,	December 31,
	2021	2020
	(in thousands)
Accrued research and development expenses	$4,183	$3,409
Accrued payroll and related expenses	852	1,350
Accrued professional fees	497	924
Accrued other	143	160
	$5,675	$5,843

8.	Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

As of June 30, 2021, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 115,000,000 of $0.001 par value common stock and 5,000,000 of $0.001 par value preferred stock. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

Equity Distribution Agreement

On August 14, 2020, the Company entered into the ATM Agreement with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50,000,000 of shares of common stock (the “ATM Shares”) from time to time (the “Offering”).

Under the ATM Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. The Company will pay its investment bank a commission equal to 3.0% of the gross proceeds of any ATM Shares sold through its investment bank under the ATM Agreement and will reimburse the investment bank for certain specified expenses. The ATM Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and its investment bank, other customary obligations of the parties and termination provisions. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the ATM Agreement. As of June 30, 2021, 11,524 shares of Common Stock have been sold under the ATM Agreement for net proceeds of $0.2 million at an average gross price per share of $21.89.

In July 2021, the Company sold an additional 2,342,720 shares under the ATM Agreement for net proceeds of $19.9 million.  As of August 10, 2021, the Company could sell up to $29.2 million under the ATM Agreement.

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

As of June 30, 2021, 970,349 shares of common stock were available for grant under the 2020 Plan. The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”).   As permitted by the plan, the Company added 614,709 shares available for grant to the 2020 Plan on January 1, 2021 increasing the maximum number of shares of the Company’s common stock that may be issued under the 2020 plan to 2,314,709 shares.  The maximum aggregate number of shares that may be issued under the 2020 Plan in respect of incentive stock options is 8,000,000 over the ten-year term of the 2020 Plan. On May 28, 2021, options to purchase 38,090 shares issued under the 2014 Plan were cancelled and became available under the 2020 Plan.

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

The Company treated the conversion as a modification pursuant to ASC 718, Compensation—Stock Compensation, and calculated the pre- and post-modification value of the options. The increase in fair value of the options was calculated to be $1.2 million. As $0.7 million related to vested options the expense was recognized immediately on the Merger date, the remaining $0.5 million is recognized over the remaining vesting term with the original grant date fair value remaining of $0.1 million.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	June 30,	December 31,
	2021	2020
Risk-free interest rate	0.88%	0.37%
Expected term (in years)	6.19	6.08
Expected volatility	91%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2020	2,008,902	$22.31	7.9
Granted	603,050	15.74
Forfeited/Expired	(64,990)	73.19
Outstanding as of June 30, 2021	2,546,962	$19.46	8.1	$—
Exercisable as of June 30, 2021	597,801	$39.35	4.3	$—
Vested and expected to vest as of June 30, 2021	2,546,962	$19.46	8.1	$—
(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at June 30, 2021.

2021 Option Grants

During the six months ended June 30, 2021, the Company granted options to purchase 603,050 shares of common stock to employees and directors of the Company under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 603,050 options granted in 2021, 553,250 vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter, the remaining 49,800 options were annual grants to directors and vest one year from the grant date.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$515	$199	$953	$211
General and administrative	835	553	1,577	570
	$1,350	$752	$2,530	$781

As of June 30, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $17.7 million, which is expected to be recognized over a weighted average period of 3.12 years.
9.	Commitments

Intellectual Property Licenses

The Company is party to an exclusive License Agreement (the “WFUHS License”), dated November 30, 2016 with Wake Forest University Health Sciences (“WFUHS”) and an exclusive License Agreement (the “IU License”), dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of CTI-1601.

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

During the three and six months ended June 30, 2021, no milestones were achieved and no expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party.

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

Expense arising from operating leases was $0.1 million during the three and six months ended June 30, 2021, and $0.1 million during the three and six months ended June 30, 2020. For operating leases, the weighted-average remaining lease term for leases at June 30, 2021 and December 31, 2020 was 8.1 and 8.6 years, respectively. For operating leases, the weighted average discount rate for leases at June 30, 2021 and December 31, 2020 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of June 30, 2021 are as follows:

Operating
(in thousands)	Leases
Six months ending December 31, 2021	$590
Year ended December 31, 2022	1,197
Year ended December 31, 2023	1,146
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Thereafter	4,314
Total lease payments	9,395
Less: imputed interest	(3,127)
Present value of lease liabilities	$6,268

10.	Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Holdings. On November 30, 2016, 30% immediately vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which subsequently contributed to the Company on December 31, 2018. The remaining 70% vested ratably over 48 months beginning on December 1, 2016 and were fully vested as of December 31, 2020. The consulting agreement has a four-year term, subject to earlier termination. On November 30, 2020, The Company entered into a 1-month extension of the Consulting Engagement, expiring on December 31, 2020 and on January 1, 2021, the Company entered into a new consulting agreement with Mark Payne, M.D. which extended the term of the Consulting Engagement for a four-year term beginning on January 1, 2021. During the three and six months ended June 30, 2021 and 2020 the Company recognized less than $0.1 million and $0.1 million, respectively, related to this consulting agreement, recorded as research and development expense in the Statement of Operations.

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

During the six months ended June 30, 2020, Holdings provided the Company non-interest bearing, permanent funding from the above Series A and Series B preferred unit transactions, totaling $18.0 million, which were recorded as capital contributions with the balance of combined equity and additional paid in capital on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity for each respective period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q,  (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 4, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our Annual Report on Form 10-K filed with the SEC on March 4, 2021, and the "Risk Factors" and “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich’s ataxia (FA). Friedreich’s ataxia is a rare, progressive, and fatal disease in which patients are unable to produce enough FXN due to a genetic abnormality. There is currently no effective therapy for Friedreich’s ataxia.

We have received orphan drug designation, fast track designation and rare pediatric disease designation, from the U.S. Food and Drug Administration (the FDA), for CTI‑1601. In addition, we received orphan drug designation for CTI-1601 from the European Commission and Priority Medicines (PRIME) designation from the European Medicines Agency (EMA). The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

Our cell penetrating peptide technology platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

CTI-1601 Program Update

On May 20, 2021 we announced that we had received EMA PRIME designation for CTI-1601 in FA. Through PRIME, the EMA offers early and proactive support to medicine developers to optimize the generation of robust data on a medicine’s benefits and risks and enable accelerated assessment of medicines applications so that these medicines can reach patients earlier. The PRIME designation was based on both pre-clinical data as well as tolerability data from the CTI-1601 Phase 1 program in patients with FA.

In May 2021, we reported positive topline data from our Phase 1 Friedreich’s ataxia (FA) program after completing dosing of the single ascending dose (SAD) trial in December 2020 and of the multiple ascending dose (MAD) trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in frataxin levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). Frataxin levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of frataxin levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events (SAEs), associated with either the MAD or SAD trials.

On May 25, 2021 the FDA placed a clinical hold on the CTI-1601 clinical program following our notification to the FDA of mortalities which occurred at the highest dose levels the then ongoing 180-day non-human primate (NHP) toxicology study, which is designed to support extended dosing of patients with CTI-1601. In the clinical hold letter, the FDA stated that it needs a full study report from the ongoing NHP study and that we may not initiate additional clinical trials until we have submitted the report and received notification from the FDA that additional clinical trials may commence.  At the time of this notice, we had no interventional clinical trials with patients enrolled or enrolling.

In July 2021, we completed dosing in the NHP toxicology study discussed above. We are currently collecting and analyzing data from the study.   While there is no way to predict the FDA’s response or whether they will require additional data or testing, we expect to initiate our Jive open-label extension and pediatric MAD trials in the first half of next year, subject to the FDA lifting the clinical hold on CTI-1601, in full or in part.

Financial Overview and Liquidity

Since our inception, we have devoted substantially all of our resources to developing CTI-1601, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations.

We have never generated any revenue and have, to date, incurred net losses. We incurred net losses of approximately $24.7 million and $18.0 million for six months ended June 30, 2021, and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $90.3 million. Our losses have resulted principally from costs incurred in connection with research and development activities, and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public equity, private equity, debt financings, or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approvals for our product candidates, or achieve commercial viability for any approved product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on its financial condition and ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability and may never do so.

At June 30, 2021, we had cash, cash equivalents and marketable debt securities balance totaling $70.6 million. In July 2021, we sold 2,342,720 shares of common stock for net proceeds of $19.9 million (See “Liquidity and Capital Resources”). We believe that, based on our current operating plan, our cash, cash equivalents and marketable debt securities as of the filing date of this Quarterly Report on Form 10-Q will enable us to fund operations for at least twelve months from the issuance of our interim financial statements for the quarterly period ended June 30, 2021.

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. The pandemic resulted in the temporary stoppage of our CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia in March 2020. In July 2020, we resumed these clinical trials, and have since completed dosing of both our SAD and MAD clinical trials. Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021.  While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity in some states, particularly in some areas of the country. The incidence of variants of COVID-19, has been increasing particularly among unvaccinated individuals and the variants are proving to be more easily spread than earlier variants.  The low vaccination rate, the spread of the variants, the evolution of furthermore deadly mutations against which the current vaccines may prove ineffective could again result in major disruptions to businesses and markets worldwide. The Company’s business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, we could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed, experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product. The financial statements do not reflect any adjustments as a result of the pandemic.

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

Costs for certain activities, such as manufacturing, non-clinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to increase our investment in research and development in order to advance CTI-1601 through additional clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we pursue clinical development of CTI-1601 and/or any other product candidates we develop.

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

Results of Operations

Comparison of three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
			Increase
	2021	2020	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$9,102	$8,907	$195
General and administrative	3,441	2,492	949
Total operating expenses	12,543	11,399	1,144
Loss from operations	(12,543)	(11,399)	(1,144)
Other income (expense), net	(66)	69	(135)
Net loss	$(12,609)	$(11,330)	$(1,279)

Research and development expenses

Research and development expenses for the three months ended June 30, 2021 increased $0.2 million compared to the three months ended June 30, 2020. The increase in research and development expenses compared to the prior year period was primarily driven by higher non-clinical costs of $1.5 million associated with ongoing assay and toxicology studies, an increase of $0.9 million in clinical trial costs related to the start of the Jive study preparation work, an increase of $0.7 million in personnel related costs due to headcount additions in our research and development functions, an increase of $0.3 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, partially offset by a decrease of $3.1 million in clinical supply manufacturing costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 increased $0.9 million compared to the three months ended June 30, 2020. The increase in general and administrative expenses as compared to the prior year period was primarily driven by an increase of $0.3 million in personnel related costs due to increased headcount, an increase of $0.3 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, and an increase of $0.5 million in professional fees primarily associated with insurance costs, legal and consulting fees as a result of operating as a public company.

Results of Operations

Comparison of six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
			Increase
	2021	2020	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$18,076	$13,914	$4,162
General and administrative	6,573	4,159	2,414
Total operating expenses	24,649	18,073	6,576
Loss from operations	(24,649)	(18,073)	(6,576)
Other income (expense), net	(48)	69	(117)
Net loss	$(24,697)	$(18,004)	$(6,693)

Research and development expenses

Research and development expenses for the six months ended June 30, 2021 increased $4.2 million compared to the six months ended June 30, 2020. The increase in research and development expenses compared to the prior year period was primarily driven by an increase of $2.4 million in clinical trial costs related to the completion of the SAD and MAD studies in early 2021 and the start of the Jive study preparation work, higher non-clinical costs of $1.6 million associated with the ongoing assay and toxicology studies, an increase of $1.3 million in personnel related costs due to increased headcount in our research and development functions, an increase of $0.7 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, partially offset by a decrease of $1.9 million in clinical supply manufacturing costs.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 increased $2.4 million compared to the six months ended June 30, 2020. The increase in general and administrative expenses as compared to the prior year period was primarily driven by an increase of $0.6 million in personnel related costs due to increased headcount, an increase of $1.0 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, and an increase of $1.5 million in professional fees primarily associated with insurance costs, recruiting expenses, legal and consulting fees as a result of operating as a public company, partially offset by a decrease of $0.7 million in accounting and audit costs related to additional years under audit in the first quarter 2020.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(21,988)	$(21,120)
Net cash provided by investing activities	24,470	40,643
Net cash provided by financing activities	—	93,480
Net increase in cash, cash equivalents and restricted cash	$2,482	$113,003

Net cash used in operating activities

During the six months ended June 30, 2021, operating activities used $22.0 million of cash, resulting from our net loss of $24.7 million, adjusted for noncash expenses of $2.7 million. Our net loss was primarily attributable to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. The change in operating assets and liabilities was primarily due to a decrease in prepaid expenses and accounts payable.

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

Net cash provided by (used in) investing activities

During the six months ended June 30, 2021, investing activities provided $24.5 million of cash, resulting from a $26.3 million increase from maturities of marketable debt securities, which was partially offset by $1.7 million in purchases of new marketable debt securities.

During the six months ended June 30, 2020, investing activities used $40.6 million of cash, resulting from a $41.9 million increase from our Merger, which was offset by transaction costs associated with the Merger of $1.2 million and $0.1 million from the purchase of equipment.

Net cash provided by financing activities

During the six months ended June 30, 2021, there was no cash provided by financing activities.

During the six months ended June 30, 2020, net cash provided by financing activities of $93.5 million was the result of contributions from Holdings.

Operating Capital Requirements

CTI-1601 is currently in clinical development.  We recently completed the dosing of two phase 1 clinical trials and expect to initiate additional interventional studies of CTI-1601 in Friedreich ataxia in the first half of 2022, as well as initiate a non-interventional healthy volunteer study beginning in the second half of this year; therefore, we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we seek to:

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

We expect to continue to generate operating losses for the foreseeable future. We completed the Merger on May 28, 2020 which, upon closing, provided cash, cash equivalents, restricted cash, and marketable debt securities of $42.9 million concurrent with the Private Placement which provided additional net proceeds of $75.4 million. In August 2020, we entered into an Equity Distribution Agreement, or the ATM Agreement, with an investment bank, in connection with the establishment of an “at-the-market” offering program under which we may sell up to an aggregate of $50,000,000 of shares of our common stock from time to time through this investment bank, as sales agent. As of June 30, 2021, 11,524 shares of common stock have been sold under the Agreement for net proceeds of $0.2 million at an average gross price per share of $21.89. During the first half of 2021, no sales of common stock were sold under the ATM Agreement. In July 2021, the Company sold an additional 2,342,720 shares under the ATM Agreement for net proceeds of $19.9 million.

We believe that, based on our current operating plan, our cash, cash equivalents and marketable debt securities as of the filing date will enable us to fund operations for at least twelve months from the issuance of our interim financial statements for the quarterly period ended June 30, 2021.

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

With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, there are no threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

You should carefully consider the risk factors described in our 2020 Annual Report and in our Quarterly Report for the period ended March 31, 2021 under the caption “Item 1A. Risk Factors” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2020 Annual Report and our Quarterly Report for the period ended March 31, 2021.

The FDA has placed a clinical hold on CTI-1601. Our business may be adversely affected if the clinical hold cannot be favorably resolved in a timely manner or if such regulatory concerns lead to more burdensome preclinical or clinical studies that cause significant delays or expense in developing CTI-1601.

On May 25, 2021 the FDA placed a clinical hold on the CTI-1601 investigational new drug application (IND) clinical program following our notification to the FDA of mortalities which occurred at the highest dose levels in an ongoing 180-day non-human primate (NHP) toxicology study, which is designed to support extended dosing of patients with CTI-1601. In the clinical hold letter, the FDA stated it needs a full study report from the ongoing NHP study and we may not initiate additional clinical trials until we have submitted the report and received notification from the FDA that additional clinical trials may commence.

We cannot be certain whether or when the FDA will lift the clinical hold and allow us to pursue further development of CTI-1601 in the United States. If the FDA does not lift the clinical hold in a timely manner, or at all, our development timelines and our business may be adversely affected and our stock price may decline. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns after the hold is lifted, future preclinical or clinical studies involving CTI-1601 may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instances, our progress in the development of CTI-1601 may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business, which could impair our ability to ultimately obtain FDA approval for CTI-1601.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tag re embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)