Form 10-Q
period 2021-09-30
Larimar Therapeutics, Inc.
filed 2021-11-12
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, there were 17,710,450 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject only. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
our ability to successfully engage with, and satisfactorily respond to, requests for additional information from the U.S. Food and Drug Administration ("FDA") concerning the clinical hold on our investigational new drug application ("IND") for CTI-1601 and the timing and outcomes of such interactions, including our plans to submit a complete response to the clinical hold to the FDA in order to lift the clinical hold, in full or in part, and allow re-initiation of interventional clinical studies;
•
our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
•
how long we can continue to fund our operations with our existing cash, cash equivalents and marketable debt securities;
•
our ability, and the ability of third-party manufacturers we engage, to optimize and scale CTI-1601 or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies and, if approved, commercial supplies of CTI-1601;
•
our ability to realize any value from CTI-1601 and any other product candidate we may develop in the future in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that products will not achieve broad market acceptance;
•
delays or changes in our anticipated clinical timelines, including as a result of patient recruitment, clinical and non-clinical results, changes in clinical protocols, regulatory restrictions and milestones for CTI-1601, including those associated with COVID-19;
•
uncertainties in obtaining successful non-clinical or clinical trial results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA, European Medicines Agency ("EMA"), and other comparable regulatory authorities for marketing approval for CTI-1601 or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;
•
our ability to comply with regulatory requirements applicable to our business and other regulatory developments in the United States and other countries;
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
•
the availability of competing therapies and products including those that are still in clinical development and their impact on our ability to recruit and retain clinical trial patients, to obtain and maintain potential expedited regulatory pathways, and to commercialize current and future product candidates, if approved., (including the impact of potential barriers to entry if a competitor is able to establish a strong market position before we are able to commercialize our products;
•
our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties;
•
the performance of third parties upon which we depend, including third-party contract research organizations ("CROs"), and third-party suppliers, manufacturers, distributors, and logistics providers;
•
our ability to maintain our relationships, and contracts with our key vendors;
•
our ability to recruit or retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 4, 2021 and subsequent quarterly reports on Form 10-Q filed thereafter. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

For accounting purposes, the Merger has been treated as a “reverse asset acquisition” under generally accepted accounting principles in the United States (“U.S. GAAP”) and Chondrial was considered the accounting acquirer. Accordingly, Chondrial’s historical results of operations replace Larimar’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company are included in the Company’s condensed, consolidated financial statements.

Unless the context otherwise requires, references to the “Company,” the “combined company” “we,” “our” or “us” in this report refer to Larimar Therapeutics, Inc. and its subsidiaries, references to “Larimar” refer to the Company following the completion of the Merger, and references to “Zafgen” refer to the Company prior to the completion of the Merger.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$71,525	$68,148
Marketable debt securities	6,499	24,490
Prepaid expenses and other current assets	3,229	5,314
Total current assets	81,253	97,952
Property and equipment, net	1,135	1,040
Operating lease right-of-use assets	3,540	3,936
Restricted cash	1,339	1,339
Other assets	671	419
Total assets	$87,938	$104,686
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,766	$2,634
Accrued expenses	7,966	5,843
Operating lease liabilities, current	574	515
Total current liabilities	10,306	8,992
Operating lease liabilities	5,565	6,002
Total liabilities	15,871	14,994
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 17,710,450 and 15,367,730 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	18	15
Additional paid-in capital	179,165	155,290
Accumulated deficit	(107,116)	(65,614)
Accumulated other comprehensive loss	—	1
Total stockholders’ equity	72,067	89,692
Total liabilities and stockholders’ equity	$87,938	$104,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,028	$6,919	$32,104	$20,833
General and administrative	2,702	3,416	9,275	7,575
Total operating expenses	16,730	10,335	41,379	28,408
Loss from operations	(16,730)	(10,335)	(41,379)	(28,408)
Other income (expense), net	(75)	61	(123)	130
Net loss	$(16,805)	$(10,274)	$(41,502)	$(28,278)
Net loss per share, basic and diluted	$(0.92)	$(0.64)	$(2.48)	$(2.69)
Weighted average common shares outstanding, basic and diluted	18,287,924	15,984,609	16,768,458	10,505,826
Comprehensive loss:
Net loss	$(16,805)	$(10,274)	$(41,502)	$(28,278)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	(1)	1	(1)	(2)
Total other comprehensive loss	(1)	1	(1)	(2)
Total comprehensive loss	$(16,806)	$(10,273)	$(41,503)	$(28,280)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692
Stock-based compensation expense	—	—	1,180	—	—	1,180
Net loss	—	—	—	(12,088)	—	(12,088)
Balances as of March 31, 2021	15,367,730	$15	$156,470	$(77,702)	$1	$78,784
Stock-based compensation expense	—	—	1,350	—	—	1,350
Net loss	—	—	—	(12,609)	—	(12,609)
Balances as of June 30, 2021	15,367,730	$15	$157,820	$(90,311)	$1	$67,525
Stock-based compensation expense	—	—	1,463	—	—	1,463
Issuance of Common Stock, net	2,342,720	3	19,882	—	—	19,885
Unrealized gain on marketable debt securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(16,805)	—	(16,805)
Balances as of September 30, 2021	17,710,450	$18	$179,165	$(107,116)	$—	$72,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CONTINUED)

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(41,502)	$(28,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,993	1,151
Loss on disposal of fixed asset	(1)	—
Depreciation expense	238	105
Amortization of premium on marketable securities	(12)	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,085	(1,840)
Accounts payable	(877)	(4,193)
Accrued expenses	2,123	713
Right-of-use assets	396	247
Operating lease liabilities	(378)	(281)
Other assets	(252)	23
Net cash used in operating activities:	(34,187)	(32,342)
Cash flows from investing activities:
Purchase of property and equipment	(324)	(63)
Purchase of marketable debt securities	(8,247)	—
Maturities and sales of marketable debt securities	26,250	—
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	41,934
Merger transaction costs	—	(1,236)
Net cash provided by investing activities	17,679	40,635
Cash flows from financing activities:
Capital contribution from related party	—	17,995
Proceeds from issuance of equity securities, net of issuance costs	19,885	75,350
Net cash provided by financing activities	19,885	93,345
Net increase in cash, cash equivalents and restricted cash	3,377	101,638
Cash, cash equivalents and restricted cash at beginning of period	69,487	1,009
Cash, cash equivalents and restricted cash at end of period	$72,864	$102,647
Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired in the Merger, including $1.0 million of marketable debt securities and excluding cash acquired	$—	$(4,815)
Property and equipment included in accounts payable and accrued expenses	$9	$—
Merger transaction costs included in accounts payable and accrued expenses	$—	$60
Leased assets obtained in exchange for new operating lease liabilities	$—	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Organization, Clinical Development, Nature of the Business, COVID-19 Risk and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiaries (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar’s lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich’s ataxia. Friedreich’s ataxia is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

In May 2021, Larimar reported positive topline data from its Phase 1 Friedreich’s ataxia ("FA") program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). FXN levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of FXN levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events ("SAEs") associated with either the MAD or SAD trials.

On May 25, 2021 the United States Food and Drug Administration ("FDA") placed a clinical hold on the CTI-1601 clinical program following the Company’s notification to the FDA of mortalities which occurred at the highest dose levels in an ongoing 180-day non-human primate ("NHP") toxicology study, which is designed to support extended dosing of patients with CTI-1601. In the clinical hold letter, the FDA stated that it needs a full study report from the ongoing NHP study and that Larimar may not initiate additional clinical trials until the company has submitted the report and received notification from the FDA that additional clinical trials may commence. At the time of the FDA clinical hold, the Company had no interventional clinical trials with patients enrolled or enrolling.

In July 2021, the Company completed dosing in the NHP toxicology study discussed above. The Company is currently collecting and analyzing data from the study. There is no way to predict the timing of the FDA’s response (which the Company anticipates will not be received prior to the first quarter of 2022) or whether the FDA will require additional data or testing before lifting the clinical hold on CTI-1601 in full or in part. While the Company expects to initiate its Jive open-label extension and pediatric MAD trials in the first half of 2022, the timing of these trials could be delayed or modified depending on the results of the NHP toxicology study and/or the FDA's response to these results and any other data the Company will provide in its complete response to the clinical hold.

The Company is subject to risks and uncertainties common to pre-commercial companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for its drug candidates or any other product candidates and the ability to secure additional capital to fund its operations. Drug candidates currently under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. The pandemic resulted in the temporary stoppage of the Company’s CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia in March 2020. In July 2020, the Company resumed these clinical trials, and has since completed dosing of both its single ascending dose and multiple ascending dose clinical trials. Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity in some states, particularly in some regions of the country. The incidence of variants of COVID-19, has been increasing particularly among unvaccinated individuals and the recent delta variant is proving to be more easily spread than earlier variants.

The low vaccination rate, the spread of variants, the evolution of additional mutations against which the current vaccines may prove ineffective could again result in major disruptions to businesses and markets worldwide. Furthermore, the incidence of "breakthrough" infections even among vaccinated individuals have been increasing resulting in the need for additional booster doses which could make COVID-19 a long-term infectious disease concern. The Company’s business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, the Company could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed or could experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product, which could also impact clinical trial timelines. The financial statements do not reflect any adjustments as a result of the pandemic.

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

The transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under this method of accounting, Chondrial was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (1) former shareholders of Chondrial owned a substantial majority of the voting rights of the combined company; (2) the majority of the board of directors of the combined company was composed of directors designated by Chondrial under the terms of the Merger Agreement; and (3) existing members of Chondrial management constituted the management of the combined company. Because Chondrial has been determined to be the accounting acquirer in the Merger, but not the legal acquirer, the Merger is deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As a result, the historical financial statements of Chondrial are the historical financial statements of the combined company. As the Merger has been accounted for as an asset acquisition, goodwill has not been recorded within the condensed consolidated balance sheet.

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

In August 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50,000,000 of shares of its common stock from time to time through this investment bank as sales agent. In July 2021, the Company sold 2,342,720 shares pursuant to the ATM Agreement for gross proceeds of $20.5 million. As of November 10, 2021, $29.2 million of additional shares of common stock remained available for sale by the Company under the ATM Agreement. See Note 8 for a further discussion of the ATM Agreement.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations. The Company has incurred recurring losses since inception, including net losses of $41.5 million and $28.3 million for nine months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $107.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2021, the Company had approximately $78.0 million of cash and cash equivalents available for use to fund its operations.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed on March 4, 2021.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2021 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable debt securities. The Company generally maintains cash balances in various operating accounts at financial institutions that management believes to be of high credit quality in amounts that may exceed federally insured limits. The Company has not experienced losses related to its cash, cash equivalents or marketable debt securities.

The Company is highly dependent on third-party manufacturers to supply products for research and development activities in its programs, to scale and optimize their manufacturing processes and, ultimately, to provide commercial supply. The Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for drug substance and formulated drugs related to these programs. The drug substance which is in frozen liquid form for CTI-1601 is currently manufactured for the Company by a third-party manufacturer, and the frozen liquid form of drug product is made at another manufacturer. The Company is undertaking a program with a third manufacturer to begin to produce a lyophilized version of the drug product from the same drug substance, that, once available, the Company intends to use in certain of its future planned clinical trials. The Company’s research and development programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At September 30, 2021 and December 31, 2020, cash equivalents consisted of commercial paper and corporate bonds with maturity dates of less than three months at the date of acquisition and money market funds.

Marketable debt securities

Marketable debt securities consist of debt investments with original maturities greater than ninety days. The Company classifies its marketable debt securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. When the fair value is below the amortized cost, the amount of the expected credit loss is estimated. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income.

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

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development, clinical studies and non-clinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, non-clinical and clinical development activities, and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers.

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

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified or in which the award recipient's service payments are classified.

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

The Company accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2021 and 2020 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.01 per share.

Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares, including potentially dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company excluded 2,545,962 and 1,957,584 common stock equivalents, outstanding as of September 30, 2021 and 2020, respectively, from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company and was adopted by the Company, on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s disclosures.

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

The total purchase price paid in the Merger was allocated to the tangible and intangible assets acquired and liabilities assumed of Zafgen based on their fair values as of the completion of the Merger. Transaction costs primarily included bank fees and professional fees associated with legal counsel, auditors, and printers. The following summarizes the purchase price paid in the Merger (in thousands, except share and per share amounts):

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

4.
Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable debt securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2021 and December 31, 2020 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of September 30, 2021 and December 31, 2020:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2021
Cash equivalents:
Money market funds	$5,172	$5,172	$—	$—
Commercial paper	9,499	—	9,499	—
Total cash equivalents	14,671	5,172	9,499	—

Marketable debt securities:
Commercial paper	6,499	—	6,499	—
Total marketable debt securities	6,499	—	6,499	—
Total cash equivalents and marketable debt securities	$21,170	$5,172	$15,998	$—

December 31, 2020
Cash equivalents:
Money market funds	$4,229	$4,229	$—	$—
Commercial paper	6,499	—	6,499	—
Corporate bonds	1,907	—	1,907	—
Total cash equivalents	12,635	4,229	8,406	—

Marketable debt securities:
U.S. Government securities	2,005	—	2,005
Commercial paper	22,485	—	22,485	—
Total marketable debt securities	24,490	—	24,490	—
Total cash equivalents and marketable debt securities	$37,125	$4,229	$32,896	$—

Marketable Debt Securities

The following tables summarize the Company’s marketable debt securities as of September 30, 2021 and December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2021
Assets:
Commercial paper	$6,499	$—	$—	$6,499
	$6,499	$—	$—	$6,499

December 31, 2020
Assets:
U.S. Government securities	$2,005	$—	$—	$2,005
Commercial paper	22,484	2	(1)	22,485
	$24,489	$2	$(1)	$24,490

5.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Prepaid research and development expenses	$1,600	$4,460
Prepaid insurance	1,295	571
Payroll tax receivable	219	32
Other prepaid expenses and other assets	115	251
	$3,229	$5,314

6.
Fixed Assets

Fixed assets, net consisted of the following:

		September 30,	December 31,
	Useful Life	2021	2020
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,092	849
Furniture and fixtures	7 years	456	460
Leasehold improvements	lease term	31	—
		1,645	1,375
Less: Accumulated depreciation		(510)	(335)
		$1,135	$1,040

Depreciation expense during the three and nine months ended September 30, 2021 was $0.1 million and $0.2 million, respectively. Depreciation expense during the three and nine months ended September 30, 2020 was less than $0.1 million and $0.1 million, respectively.

7.
Accrued Expenses

	September 30,	December 31,
	2021	2020
	(in thousands)
Accrued research and development expenses	$6,406	$3,409
Accrued payroll and related expenses	963	1,350
Accrued professional fees	446	924
Accrued other	151	160
	$7,966	$5,843

8.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

As of September 30, 2021, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 17,710,450 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

On May 28, 2020, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) for the sale by the Company in a private placement of 6,105,359 shares of the Company’s common stock and prefunded warrants to purchase an aggregate of 628,403 shares of the Company’s common stock, for a price of $11.88 per share of the common stock and $11.87 per prefunded warrant. The prefunded warrants are exercisable at an exercise price of $0.01 and are exercisable indefinitely. The Purchasers may exercise the prefunded warrants on a cashless basis in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the prefunded warrants on the date in which the Company is required to deliver the shares. The private placement closed on June 1, 2020. The aggregate gross proceeds for the issuance and sale of the common stock and prefunded warrants were $80.0 million; transaction costs totaled $4.6 million and resulted in net proceeds of $75.4 million. The Company’s Registration Statement on Form S-3, filed with the SEC on June 26, 2020, registered the resale of 6,105,359 shares of common stock sold and the 628,403 shares of common stock underlying the prefunded warrants. MTS Health Partners served as placement agent to the Company in connection with the private placement. As partial compensation for these services, the Company issued MTS Health Partners 35,260 shares of common stock.

Equity Distribution Agreement

On August 14, 2020, the Company entered into the ATM Agreement with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50,000,000 of shares of common stock (the “ATM Shares”) from time to time (the “Offering”).

Under the ATM Agreement, the Company sets the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. The Company pays its investment bank a commission equal to 3.0% of the gross proceeds of any ATM Shares sold through its investment bank under the ATM Agreement and reimburses the investment bank for certain specified expenses. The ATM Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and its investment bank, other customary obligations of the parties and termination provisions. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the ATM Agreement.

In July 2021, the Company sold 2,342,720 shares under the ATM Agreement for net proceeds of $19.9 million.

As of September 30, 2021, 2,354,244 shares of Common Stock have been sold under the ATM Agreement for net proceeds of $20.1 million. As of November 10, 2021, approximately $29.2 million shares of common stock remained available for sale by the Company under the ATM Agreement.

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

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the "2020 Plan") on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaces the 2014 Plan. Option outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the 2014 Plan. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

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

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). As permitted by the 2020 Plan, the Company added 614,709 shares available for grant to the 2020 Plan on January 1, 2021 increasing the maximum number of shares of the Company’s common stock that may be issued under the 2020 Plan to 2,314,709 shares. The maximum aggregate number of shares that may be issued under the 2020 Plan in respect of ISOs is 8,000,000 over the ten-year term of the 2020 Plan. On May 28, 2021, options to purchase 38,090 shares issued under the 2014 Plan were cancelled and became available for grant under the 2020 Plan. As of September 30, 2021, 971,349 shares of common stock were available for grant under the 2020 Plan.

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

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	September 30,	December 31,
	2021	2020
Risk-free interest rate	0.88%	0.37%
Expected term (in years)	6.19	6.08
Expected volatility	91%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2020	2,008,902	$22.31	7.9
Granted	617,150	15.62
Forfeited/Expired	(80,090)	62.42
Outstanding as of September 30, 2021	2,545,962	$19.43	7.8	$0.4
Exercisable as of September 30, 2021	944,249	$29.29	5.8	$—
Vested and expected to vest as of September 30, 2021	2,545,962	$19.43	7.8	$0.4
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at September 30, 2021.

2021 Option Grants

During the nine months ended September 30, 2021, the Company granted options to purchase 617,150 shares of common stock to employees and directors of the Company under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 617,150 options granted in 2021, 567,350 vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 49,800 options were annual grants to the Company's directors and vest one year from the grant date.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$567	$231	$1,520	$442
General and administrative	896	139	2,473	709
	$1,463	$370	$3,993	$1,151

As of September 30, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $16.2 million, which is expected to be recognized over a weighted average period of 2.88 years.

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

During the three and nine months ended September 30, 2021, no milestones were achieved and no milestone expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party in accordance with their terms.

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

On May 28, 2020, as part of the Merger with Zafgen, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the condensed consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. Starting in 2021, the right-of-use asset is being amortized to other income/(expense), over the remaining lease term as a result of the sublease described below.

On October 27, 2020, the Company entered into a sublease agreement (the “Sublease”) with Massachusetts Municipal Association, Inc. (the “Subtenant”), whereby the Company sublet the entire Premises to the Subtenant. The initial term of the Sublease commenced on December 4, 2020 and continues until October 30, 2029. In connection with the Sublease, the Company evaluated the need for impairment under ASC 360 and determined there was no impairment.

The Sublease provides for an initial annual base rent of $0.8 million, which increases annually up to a maximum annual base rent of $1.0 million. The Subtenant also is responsible for paying to the Company future increases in operating costs (commencing on January 1, 2022), future increases in annual tax costs (commencing July 1, 2021) and all utility costs (commencing March 1, 2021) attributable to the Premises during the term of the Sublease. As part of the Sublease, the subtenant deposited a letter of credit in the amount of $0.8 million to assure their performance under the sublease. If there are no uncured events of default under the sublease, the amount of this security deposit decreases over time to $0.4 million on the sixth anniversary of the Sublease. The Company records sublease income on this sublease on a straight-line basis as a component of other income/expense).

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years. On August 4, 2020, the Company executed the first option to extend the lease for an additional year, expiring on December 31, 2021. On August 9, 2021, the Company executed the remaining option to extend the lease for an additional year, expiring on December 31, 2022. the Company has determined this lease extension qualifies as a short-term lease and have applied the accounting policy election to not record the related right-of-use asset and lease liabilities.

Expense arising from operating leases was $0.1 million and $0.2 million during the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.4 million during the three and nine months ended September 30, 2020, respectively. For operating leases, the weighted-average remaining lease term for leases at September 30, 2021 and December 31, 2020 was 7.9 and 8.6 years, respectively. For operating leases, the weighted average discount rate for leases at September 30, 2021 and December 31, 2020 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of September 30, 2021 are as follows:

Operating
(in thousands)	Leases
Three months ending December 31, 2021	$297
Year ended December 31, 2022	1,197
Year ended December 31, 2023	1,146
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Thereafter	4,314
Total lease payments	9,102
Less: imputed interest	(2,963)
Present value of lease liabilities	$6,139

10.
Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Holdings. On November 30, 2016, 30% immediately vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which was subsequently contributed to the Company on December 31, 2018. The remaining 70% vested ratably over 48 months beginning on December 1, 2016 and were fully vested as of December 31, 2020. The consulting agreement has a four-year term, subject to earlier termination. On November 30, 2020, The Company entered into a 1-month extension of the Consulting Engagement, expiring on December 31, 2020 and on January 1, 2021, the Company entered into a new consulting agreement with Dr. Payne which extended the term of the Consulting Engagement for a four-year term beginning on January 1, 2021. During the three and nine months ended September 30, 2021 and 2020 the Company recognized less than $0.1 million and $0.1 million, respectively, related to this consulting agreement, recorded as research and development expense in the Condensed, Consolidated Statements of Operations.

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

During the nine months ended September 30, 2020, Holdings provided the Company non-interest bearing, permanent funding from the above Series A and Series B preferred unit transactions, totaling $18.0 million, which were recorded as capital contributions with the balance of combined equity and additional paid in capital on the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity for each respective period.

During 2021, the Company purchased a piece of laboratory equipment and lab supplies for a cumulative $0.1 million from a supplier that one of our Board members is also a member of this supplier’s board of directors. The purchases were billed at market rates with market payment terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 4, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our Annual Report on Form 10-K filed with the SEC on March 4, 2021 and our subsequently filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021, respectively, in addition to the "Risk Factors" and “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich’s ataxia ("FA"). FA is a rare, progressive, and fatal disease in which patients are unable to produce enough FXN due to a genetic abnormality. There is currently no effective therapy for FA.

We have received orphan drug designation, fast track designation and rare pediatric disease designation, from the U.S. Food and Drug Administration (the "FDA") for CTI‑1601. In addition, we received orphan drug designation for CTI-1601 from the European Commission and a Priority Medicines ("PRIME") designation from the European Medicines Agency ("EMA"). The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

Our cell penetrating peptide technology platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

CTI-1601 Program Update

On May 20, 2021 we announced that we had received an EMA PRIME designation for CTI-1601 in FA. Through PRIME, the EMA offers early and proactive support to medicine developers to optimize the generation of robust data on a medicine’s benefits and risks and enable accelerated assessment of medicines applications so that these medicines can reach patients earlier. The PRIME designation was based on both pre-clinical data as well as tolerability data from the CTI-1601 Phase 1 program in patients with FA.

In May 2021, we reported positive topline data from our Phase 1 FA program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). FXN levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of FXN levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events ("SAEs") associated with either the MAD or SAD trials.

On May 25, 2021 the FDA placed a clinical hold on the CTI-1601 clinical program following our notification to the FDA of mortalities which occurred at the highest dose levels in an ongoing 180-day non-human primate ("NHP") toxicology study, which is designed to support extended dosing of patients with CTI-1601. In the clinical hold letter, the FDA stated that it needs a full study report from the ongoing NHP study and that we may not initiate additional interventional clinical trials until we have submitted the report and received notification from the FDA that additional clinical trials may commence. At the time of the FDA clinical hold, we had no interventional clinical trials with patients enrolled or enrolling and as of the date of this report, do not have interventional clinical trials with patients enrolled or enrolling.

In July 2021, we completed dosing in the NHP toxicology study discussed above. We are currently collecting and analyzing data from the study. There is no way to predict the timing of the FDA’s response (which we anticipate will not be received prior to the first quarter of 2022) or whether the FDA will require additional data or testing before lifting the clinical hold on CTI-1601in full or in part. While we expect to initiate our Jive open-label extension and pediatric MAD trials in the first half of 2022, the timing of these trials could be delayed or modified depending on the results of the NHP toxicology study and/or the FDA's response to these results and any other data we will provide in our complete response to the clinical hold.

Financial Overview and Liquidity

Since our inception, we have devoted substantially all of our resources to developing CTI-1601, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations.

We have never generated any revenue and have, to date, incurred net losses. We incurred net losses of approximately $41.5 million and $28.3 million for the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $107.1 million. Our losses have resulted principally from costs incurred in connection with research and development activities, and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future.

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
•
maintain, leverage, and expand our intellectual property portfolio; and
•
expand our operational, financial, commercial and management systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approvals for our product candidates, or achieve commercial viability for any approved product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability and may never do so.

At September 30, 2021, we had cash, cash equivalents and marketable debt securities totaling $78.0 million. In July 2021, we sold 2,342,720 shares of common stock for net proceeds of $19.9 million under the ATM

Agreement (as defined below) (See “Liquidity and Capital Resources and "Operating Capital Requirements”). We believe that, based on our current operating plan, our cash, cash equivalents and marketable debt securities as of the filing date of this Quarterly Report on Form 10-Q will enable us to fund operations for at least twelve months from the issuance of our interim financial statements for the quarterly period ended September 30, 2021.

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. The pandemic resulted in the temporary stoppage of our CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia in March 2020. In July 2020, we resumed these clinical trials, and have since completed dosing of both our SAD and MAD clinical trials. Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity in some states, particularly in some regions of the country. The incidence of variants of COVID-19, has been increasing particularly among unvaccinated individuals and the recent delta variant is proving to be more easily spread than earlier variants. The low vaccination rate, the spread of the variants, the evolution of additional mutations against which the current vaccines may prove ineffective could again result in major disruptions to businesses and markets worldwide. Furthermore, the incidence of "breakthrough" infections even among vaccinated individuals have been increasing resulting in the need for booster doses which could make COVID-19 a long-term infectious disease concern. Our business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, we could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic which may be imposed or could experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product which could also impact clinical trial timelines. The financial statements do not reflect any adjustments as a result of the pandemic.

Merger with Zafgen

On December 17, 2019, we entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Zordich Merger Sub, Inc. (“Merger Sub”), our wholly owned subsidiary, Chondrial Therapeutics Inc. (“Chondrial”), and Chondrial Holding, LLC (“Holdings”) pursuant to which the Merger Sub merged with and into Chondrial, with Chondrial surviving the merger as our wholly owned subsidiary (the “Merger”). The Merger was completed on May 28, 2020 pursuant to the terms of the Merger Agreement.

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

Private Placement

On May 28, 2020, we entered into a Securities Purchase Agreement with certain accredited investors for the sale by us in a private placement (the "Private Placement") of 6,105,359 shares of our common stock (the “Private Placement Shares”), and pre-funded warrants to purchase an aggregate of 628,403 shares of our common stock (the

“Pre-funded Warrants”). The Pre-Funded Warrants were immediately exercisable at an exercise price for $0.01 and are exercisable indefinitely. As of September 30, 2021, none of these Pre-Funded Warrants have been exercised.

The Private Placement closed on June 1, 2020. The aggregate gross proceeds for the issuance and sale of the Private Placement Shares and Pre-Funded common stock Warrants were $80.0 million and, after deducting certain of our expenses, the net proceeds we received in the Private Placement were $75.4 million. We are using the net proceeds from the Private Placement for research and development of our product candidates, working capital and general corporate purposes.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical and commercial development of CTI-1601 or any other product candidates we develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of CTI-1601 or any other product candidates we develop will depend on a variety of factors, including:

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
•
our ability to obtain and maintain patent and trade secret protection and regulatory exclusivity for our product candidates; and
•
our ability to recruit and retain key research and development personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct additional non-clinical or clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, costs related to our executive, finance, information technology, and costs related to other administrative functions. General and administrative expenses also include insurance expenses and professional fees for auditing, tax, and legal services, including legal expenses to pursue patent protection for our intellectual property. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement, improve and scale our operational, financial, commercial and management systems.

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

Results of Operations

Comparison of three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
			Increase
	2021	2020	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$14,028	$6,919	$7,109
General and administrative	2,702	3,416	(714)
Total operating expenses	16,730	10,335	6,395
Loss from operations	(16,730)	(10,335)	(6,395)
Other income (expense), net	(75)	61	(136)
Net loss	$(16,805)	$(10,274)	$(6,531)

Research and development expenses

Research and development expenses for the three months ended September 30, 2021 increased $7.1 million compared to the three months ended September 30, 2020. The increase in research and development expenses compared to the prior year period was primarily driven by higher clinical supply manufacturing costs of $6.4 million, higher non-clinical and internal laboratory costs of $1.3 million, an increase of $0.3 million in personnel related costs due to headcount additions in our research and development functions, and an increase of $0.3 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, partially offset by a decrease of $1.4 million in clinical trial costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 decreased $0.7 million compared to the three months ended September 30, 2020. The decrease in general and administrative expenses as compared to the prior year period was primarily driven by a decrease of $1.1 million in professional fees primarily associated with accounting, legal and consulting fees, partially offset by an increase of $0.8 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021. General and administrative expenses for the third quarter of 2020 included certain costs related to the Reverse Merger discussed above.

Results of Operations

Comparison of nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
			Increase
	2021	2020	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$32,104	$20,833	$11,271
General and administrative	9,275	7,575	1,700
Total operating expenses	41,379	28,408	12,971
Loss from operations	(41,379)	(28,408)	(12,971)
Other income (expense), net	(123)	130	(253)
Net loss	$(41,502)	$(28,278)	$(13,224)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2021 increased $11.3 million compared to the nine months ended September 30, 2020. The increase in research and development expenses compared to the prior year period was primarily driven by higher clinical supply manufacturing costs of $4.5 million, higher non-clinical and internal laboratory costs of $2.9 million, an increase of $1.7 million in personnel related costs due to increased headcount in our research and development functions, an increase of $1.1 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, and an increase of $0.9 million in clinical trial costs.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2021 increased $1.7 million compared to the nine months ended September 30, 2020. The increase in general and administrative expenses as compared to the prior year period was primarily driven by an increase of $1.8 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, and an increase of $1.2 million in costs required to function as a public company (nine months as a publicly-held company in 2021 compared to four months as a publicly-held company in 2020), an increase of $0.5 million in personnel related costs due to increased headcount, partially offset by a decrease of $1.4 million in professional fees primarily associated with accounting, legal and consulting fees. General and administrative expenses for the third quarter of 2020 included certain costs related to the Reverse Merger discussed above.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(34,187)	$(32,342)
Net cash provided by investing activities	17,679	40,635
Net cash provided by financing activities	19,885	93,345
Net increase in cash, cash equivalents and restricted cash	$3,377	$101,638

Net cash used in operating activities

During the nine months ended September 30, 2021, operating activities used $34.2 million of cash, resulting from our net loss of $41.5 million, adjusted for noncash expenses of $4.2 million. Our net loss was primarily attributable to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. For the nine months ended September 30, 2021 the change in operating assets and liabilities resulted in a source of cash of $3.1 million.

During the nine months ended September 30, 2020, operating activities used $32.3 million of cash, resulting from our net loss of $28.3 million, adjusted for noncash expenses of $1.3 million and changes in our operating assets and liabilities of $5.3 million. Noncash expenses primarily include stock-based compensation expense. The change in operating assets and liabilities was primarily due to a decrease in accounts payable following the payment of Merger-related expenses and certain other expenses that were accrued as of December 31, 2019.

Net cash provided by investing activities

During the nine months ended September 30, 2021, investing activities provided $17.7 million of cash, resulting from a $26.3 million increase from maturities of marketable debt securities, which was partially offset by $1.7 million in purchases of new marketable debt securities.

During the nine months ended September 30, 2020, investing activities used $40.6 million of cash, resulting from a $41.9 million increase from our Merger, which was offset by transaction costs associated with the Merger of $1.2 million and $0.1 million from the purchase of equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2021, financing activities provided $19.9 million of net cash, from sale of common stock under the ATM Agreement, after issuance costs.

During the nine months ended September 30, 2020, financing activities provided $93.3 million of net cash, consisting of proceeds from the sale of common stock and prefunded common stock warrants, after issuance costs, from the Private Placement discussed above of $75.4 million and contributions from Holdings of $18.0 million.

Operating Capital Requirements

CTI-1601 is currently in clinical development. We recently completed the dosing of two phase 1 clinical trials and, subject to resolution of the clinical hold with the FDA, and expect to initiate additional interventional studies of CTI-1601 in Friedreich ataxia in the first half of 2022; therefore, we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses, if and as we seek to:

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
•
maintain, leverage, and expand our intellectual property portfolio; and
•
expand our operational, financial, management and commercial systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

We expect to continue to generate operating losses for the foreseeable future. We completed the Merger on May 28, 2020 which, upon closing, provided cash, cash equivalents, restricted cash, and marketable debt securities of $42.9 million concurrent with the Private Placement which provided additional net proceeds of $75.4 million. In August 2020, we entered into an Equity Distribution Agreement (the "ATM Agreement") with an investment bank, in connection with the establishment of an “at-the-market” offering program under which we can sell up to an aggregate of $50,000,000 of shares of our common stock from time to time through this investment bank, as sales agent. In July 2021, we sold 2,342,720 shares under the ATM Agreement for net proceeds of $19.9 million. As of September 30, 2021, 2,354,244 shares of common stock have been sold under the Agreement for net proceeds of $20.1 million. As of September 30, 2021 and the date of this report, $29.2 million of common stock remains available for sale under the ATM Agreement.

We believe that, based on our current operating plan, our cash, cash equivalents and marketable debt securities as of the filing date of this Quarterly Report on Form 10-Q, will enable us to fund operations for at least twelve months from the issuance of our interim financial statements for the quarterly period ended September 30, 2021.

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

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we currently do not have, any off-balance sheet arrangements, as defined under applicable SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I of Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Other Company Information

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information under this item.

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

With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended September 30, 2021, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2020 Annual Report and in our Quarterly Reports for the periods ended March 31, 2021 and June 30, 2021, respectively, under the caption “Item 1A. Risk Factors.” The risks described in our Annual Report and such Quarterly Reports are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

LARIMAR THERAPEUTICS, INC.

Date: November 12, 2021	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)