Form 10-K
period 2021-12-31
Larimar Therapeutics, Inc.
filed 2022-03-25
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting and non-voting stock held by non-affiliates of the registrant was $94.4 million.

As of March 23, 2022, the registrant had 17,710,450 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Philadelphia, Pennsylvania, USA

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
our ability to successfully engage with, and satisfactorily respond to, requests for additional information from the U.S. Food and Drug Administration ("FDA") concerning the clinical hold on our investigational new drug application ("IND") for CTI-1601 and the timing and outcomes of such interactions, including our plans to engage the FDA in order to lift the clinical hold, in full or in part, and allow re-initiation of interventional clinical studies;
•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA, European Medicines Agency ("EMA") and other comparable regulatory authorities for marketing approval for CTI-1601 or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;
•
delays or changes in our anticipated clinical timelines, including as a result of patient recruitment, clinical and non-clinical results, changes in clinical protocols, regulatory restrictions, including clinical holds, and milestones for CTI-1601, including those associated with COVID-19 and the efforts to mitigate it;
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
•
our ability, and the ability of third-party manufacturers we engage, to optimize and scale CTI-1601 or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies, if the clinical hold on the CTI-1601 IND is lifted, and, if approved, commercial supplies of CTI-1601;
•
our ability to realize any value from CTI-1601 and any other product candidate we may develop in the future in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that the product candidates, if approved, will not achieve broad market acceptance;

•
our ability to comply with regulatory requirements applicable to our business and other regulatory developments in the United States and other countries;
•
the size and growth of the potential markets for CTI-1601 or any other product candidate that we may develop in the future, the rate and degree of market acceptance of CTI-1601 or any other product candidate, if approved, that we may develop in the future and our ability to serve those markets;
•
Competing therapies and products including those that are still in clinical development which become available via marketing authorizations or compassionate use and their impact on our ability to recruit and retain clinical trial patients, to obtain and maintain potential expedited regulatory pathways, and to commercialize current and future product candidates, if approved, (including the impact of potential barriers to entry if a competitor is able to establish a strong market position before we are able to commercialize our products);
•
our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•
the performance of third parties upon which we depend, including third-party contract research organizations ("CROs") and third-party suppliers, manufacturers, distributors, and logistics providers;
•
our ability to maintain our relationships and contracts with our key vendors;
•
our ability to recruit or retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
•
our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption; and
•
the extent to which health epidemics, unforeseen emergencies and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic and the efforts to mitigate it, disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of CTI-1601.

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

SUMMARY RISK FACTORS

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, and may impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Financial Position and Need for Capital

•
We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
•
We have no commercial revenue and may never become profitable.
•
We need to raise additional funding in order to continue our planned operations. This funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed would force us to delay, limit or terminate our product development efforts or other operations.

Risks Related to Our Product Development and Regulatory Approvals

•
Our success is currently dependent upon the success of our sole product candidate, CTI-1601. We cannot be certain that the clinical hold will be lifted, in full or in part, or, if lifted, we will be successful with our clinical development or that we will be able to obtain regulatory approval for CTI-1601.
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and the results of non-clinical studies, toxicology studies or clinical trials may not be predictive of future non-clinical studies, toxicology studies or clinical trial results.
•
Failures or delays in the completion of our clinical trials could result in increased costs and could delay, prevent or limit our ability to generate revenue and continue our business.
•
CTI-1601 may cause adverse events or undesirable side effects in non-clinical or clinical trials, if allowed to continue, that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.
•
Changes in regulatory requirements, FDA guidance, guidance from other regulatory authorities or unanticipated events during our non-clinical or clinical trials of CTI-1601 or future product candidates may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.
•
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell CTI-1601, if approved, we may not be able to generate any revenue.
•
Even if we receive marketing approval for CTI-1601, we may not achieve broad market acceptance, which would limit the revenue that we generate from our sales.
•
Even if we obtain regulatory and marketing approval for a product candidate, our product candidates will remain subject to regulatory oversight.
•
Approval of other therapies or gene products could impact availability of accelerated regulatory pathways, recruitment and/or retention in clinical trials potentially delaying or preventing timely marketing authorization.

•
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
•
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
•
We rely on third-party supply and manufacturing partners for drug supplies for our research and development, non-clinical activities, and clinical activities, and may do the same for any commercial supplies of our product candidates.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN") an essential protein, to the mitochondria of patients with Friedreich’s ataxia. Friedreich’s ataxia is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. There is currently no approved therapy for Friedreich’s ataxia. We have completed two Phase 1 clinical trials in patients with Friedreich’s ataxia but the clinical development of CTI-1601 is currently subject to a clinical hold issued by the U.S. Food and Drug Administration ("FDA") in May 2021. We submitted a response to the clinical hold in January 2022 but were informed by the FDA in February 2022 that the clinical hold would remain in place and that additional data is needed to resolve the clinical hold. We are evaluating how best to respond to their request. We do not know when, or if, the clinical hold will be lifted. We have received orphan drug status, fast track designation and rare pediatric disease designation, from the FDA for CTI-1601. In addition, we received orphan drug and Priority Medicines ("PRIME") designations for CTI-1601 from the European Commission. The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or European Medicines Agency ("EMA") procedures and does not assure ultimate approval by the FDA or EMA.

We believe that our cell penetrating peptide ("CPP") technology platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

We have assembled an experienced management team, each of whom has over 20 years of pharmaceutical industry experience. Our management team and consultants have significant expertise in discovery, non-clinical and clinical development, regulatory affairs and the development of manufacturing processes utilizing good manufacturing practices (GMPs") for biologics and small molecules. We believe that our management team’s diverse mix of skills provides for the implementation of effective approaches to drug and biologic development.

Our Strategy

Our strategy is to become a leader in the treatment of rare diseases by leveraging our technology platform and applying our management team’s know how and expertise to the development of CTI-1601 and other future pipeline programs. Key elements of our strategy include:

•
Advance CTI-1601 through clinical development and regulatory approval in the United States the European Union and other foreign jurisdictions. We have completed two Phase 1 clinical trials of CTI-1601 in patients with Friedreich’s ataxia in the United States but the clinical development of CTI-1601 is currently subject to a clinical hold issued by the FDA in May 2021. We submitted a response to the clinical hold in January 2022 but were informed by the FDA in February 2022 that the clinical hold would remain in place and that additional data is needed to resolve the clinical hold. We do not know when or if the clinical hold will be lifted. We are continuing to collaborate with key opinion leaders and seek guidance from regulatory authorities to develop and execute a clinical development plan for regulatory approval of CTI-1601 in the United States, the European Union, the United Kingdom, Australia and Canada.
•
If CTI-1601 receives regulatory approvals, commercialize CTI-1601 in the United States, the European Union, and other relevant countries independently or with third parties. We intend to evaluate commercialization options in the United States, the European Union, and in other foreign jurisdictions throughout the world where Friedreich’s ataxia patients can benefit, if we are successful in obtaining regulatory approval. We may build our own internal sales force; we may enter into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we may jointly sell and market CTI-1601, if approved; or we may seek to out-license CTI-1601, whereby other pharmaceutical or biotechnology companies sell and market CTI-1601 and pay us milestone and/or royalty payments on sales.
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
•
Continue to Improve Our Novel Protein Replacement Therapy Platform. We continue to improve the scientific understanding of our platform, including how our technology allows enhanced delivery of cargo proteins, thereby impacting the biological processes associated with the diseases we seek to treat. In addition, with our expertise in the use of a CPP to effectively deliver proteins to intracellular targets, we believe that our scientists are well positioned to design and develop additional therapies that will address unmet medical needs associated with other rare diseases. We also plan to continue to build our intellectual property portfolio to improve our protein replacement therapy platform.
•
Continue to Strengthen Key Relationships. We partner with experts in every aspect of development. We believe this expertise, along with our technology platform, will provide us with the ability to develop and commercialize the drug and biologic candidates we have under development and to maximize the value of our platform. In addition to partnering with experts in drug and biologic development, we collaborate with key opinion leaders, academic institutions, experts in the field of rare diseases and with patient advocacy groups associated with the diseases that are being targeted. We have established a scientific advisory board and we regularly seek advice and input from these experienced thought leaders on matters related to our research and development programs. The members of our scientific advisory board consist of distinguished research scientists, professors and industry experts recognized as key opinion leaders in the fields of rare disease, pediatrics and mitochondrial disease. We build these relationships to enhance our knowledge of the patient’s needs and utilize that knowledge to design development programs intended to address unmet medical needs and add value for potential patients.

Platform Technology for Treatment of Rare Genetic Diseases

There are estimated to be between 5,000 and 7,000 rare genetic diseases, which, collectively affect hundreds of millions of people worldwide. Of the hundreds of millions of individuals suffering from these rare genetic diseases, only approximately 5% have therapeutic options available to manage their disease. Many of these diseases result from a deficiency in the amount or the function of a particular target molecule, often a protein. Particularly challenging to treat are those diseases that result from the deficiency of a molecule that is active within a cell or within a cell-based organelle. The challenge to providing treatment of these diseases is the need to improve the amount or function of the therapeutic target by transporting a therapeutic element across the cell membrane and potentially the membrane of the organelle where the target is active in the diseased patients.

The ability to transport therapeutic proteins across biological membranes has, to date, not been reproducibly achieved. The collective population of people with rare diseases stands to benefit from the emergence of a scalable treatment platform that can transport therapeutic proteins across cell membranes to deliver them to the intracellular site of activity. In addition, traditionally, medical treatment for each rare genetic disorder has been approached on a disease-by-disease basis. This approach is inefficient, as there are thousands of diseases, each with a distinct patient population, that cannot be addressed by traditional therapeutic approaches and are in need of treatment options. Our understanding of our therapeutics derived from proprietary gene expression data across several disease models supports the concept that product candidates based on our platform technology could significantly impact common pathological mechanisms in various diseases with comparable etiologies. We are utilizing this approach to identify therapeutic opportunities where our molecules and technology are more likely to be impactful.

Lead Product Candidate—CTI-1601 For the Treatment of Friedreich’s ataxia

Friedreich’s ataxia

Friedreich’s ataxia is a rare genetic disease that is the most commonly inherited ataxia in humans, with approximately 20,000 individuals living with Friedreich’s ataxia globally, and of these individuals, approximately 5,000 are in the United States and the majority of the remaining individuals are in the European Union. Friedreich’s ataxia results from a deficiency of the mitochondrial protein, FXN. FXN is an essential and phylogenetically conserved protein that is found in cells throughout the body, with highest levels found in the heart, spinal cord, liver, pancreas, and skeletal muscle. FXN is encoded in the nucleus of the cell, expressed in the cytoplasm and transported into the mitochondria, where it is processed to the mature form. As part of this process the mitochondrial targeting sequence is cleaved off in the mitochondria by a naturally occurring enzyme.

Friedreich’s ataxia is a progressive multi-symptom disease typically presenting in mid-childhood that affects the functioning of multiple organs and systems. It is a debilitating neurodegenerative disease that results in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. Patients suffer from progressive neurologic and cardiac dysfunction. Key among these is a primary neurodegeneration of the dorsal root ganglia and the dentate nucleus of the cerebellum, which leads to the hallmark clinical findings of progressive limb ataxia and dysarthria. A hypertrophic cardiomyopathy is common and associated with early mortality, typically between 30 and 50 years of age. As of February 2022, there are no medical treatment options approved for the treatment of Friedreich’s ataxia.

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

Figure 1.

We have completed two Phase 1 CTI-1601 clinical trials. Clinical development of CTI-1601 is currently subject to a clinical hold issued by the FDA in May 2021. Based on the results of our non-clinical development program as well as results from our Phase 1 clinical trials, we believe that administering CTI-1601 may increase FXN levels in the mitochondria of patients with Friedreich’s ataxia and patients could potentially experience:

•
improved cellular function;
•
a positive impact on Friedreich’s ataxia symptoms; and
•
a slowing of progression of the disease, potentially prolonging life.

In our Phase 1 clinical trials, CTI-1601 appeared to increase FXN levels in the peripheral tissues that were tested (buccal cells, skin biopsies and platelets). Based on this, we believe that our technology may allow us to address other rare genetic diseases that either require the replacement of molecules that need to target specific intracellular organelles, or that share similar clinical symptoms that overlap with Friedreich’s ataxia. Finally, the use of CTI-1601 to improve mitochondrial function in other rare diseases that demonstrate evidence of mitochondrial dysfunction is also being explored.

Development of CTI-1601

Non-clinical Development

Knock-Out Mice and Other Non-clinical Studies

CTI-1601 has been demonstrated to prolong the life of knock-out mice or KO mice whose heart and skeletal muscles were deficient in FXN. These mice, when untreated, develop a severe hypertrophic cardiomyopathy similar to patients with Friedreich’s ataxia and, like many Friedreich’s ataxia patients, die early in life. In non-clinical studies of CTI-1601, the median survival in animals treated with vehicle of 98 days was extended to a median survival of 166 days in animals treated with CTI-1601 subcutaneously three times per week (p=0.0001). Furthermore, 87.5% of mice treated with CTI-1601 survived beyond the mean age of death in the vehicle treated group (107.5 days) whereas only 33% of vehicle treated animals survived. Results are reflected in Figure 2.

Figure 2.

In a separate study conducted at an independent laboratory, a similar mouse model was studied. In this study doses of 2 mg/kg, 10 mg/kg, 30 mg/kg, 60 mg/kg and 100 mg/kg administered subcutaneously every other day were compared to vehicle. After 2 weeks of dosing, mitochondrial extracts from cardiac tissue were analyzed for the presence of human FXN. In addition, activity of succinate dehydrogenase ("SDH") an enzyme whose activity is dependent on the presence of FXN, was also analyzed. Human FXN was found in the mitochondria of the cardiomyocytes and increased with increasing dose. SDH activity which was suppressed to near zero in vehicle treated animals was also suppressed to near zero in the 2 mg/kg dose group. In the 10 mg/kg dose group activity was increased and in the 30 mg/kg dose group the activity was returned to that of wild type animals. There was no further increase in activity when the animals were dosed with 60 mg/kg or 100 mg/kg but the effect was maintained at levels equivalent to that of wild type animals. See Figures 3 and 4.

Figure 3.

Figure 4.

Another study, also performed at an independent laboratory, demonstrated the maintenance of cardiac function when the same KO mouse model was studied. These mice were treated with CTI-1601 at doses of 10 mg/kg every other day for 6 weeks. Echocardiograms were performed prior to initiating dosing and after 4 weeks of dosing. When compared to vehicle, mice treated with CTI-1601 maintained their left ventricular volume and ejection fraction while vehicle treated mice deteriorated over the same 4-week period. See Figures 5 and 6.

Figure 5.

Figure 6.

Using a neurologic mouse model, treatment with CTI-1601 prevented the development of ataxia in mice whose nervous system was deficient in FXN compared to those treated with placebo.

In multiple non-clinical studies in rodents and non-human primates ("NHPs") human FXN was found to be distributed into all tissues tested following CTI-1601 dosing. See Figure 7.

Figure 7.

Observed hFXN across all tissue and cell types tested:

✓	Brain	✓	Spinal Cord	✓	Skin

✓	Heart	✓	Cardiac Mitochondria	✓	Buccal Cells

✓	Liver	✓	CSF (Cerebrospinal Fluid)	✓	Platelets

✓	Dorsal Root Ganglia	✓	Skeletal Muscle

Tissues Examined, By Study
Study	Study Vehicle	Human Frataxin Distribution
TOX-1601-01	Rats	Brain, Heart, Liver
PHARM-1601-02	Neuro KO Mice	Brain, Dorsal Root Ganglia, Spinal Cord
PHARM-1601-03/04	Cardiac KO Mice	Mitochondria of Skeletal Muscle and Cardiomyocytes
PK-1601-08	Cynomolgus Monkey	CSF, Skin, Buccal Cells, Platelets

Since CTI-1601 is intended to increase FXN levels in patients with Friedreich’s ataxia who are deficient in FXN, it is important to be able to measure changes in human FXN in the clinic in easily accessible tissues. To accomplish this, we have developed a proprietary assay that can measure and quantify human FXN in buccal swabs, skin biopsies and platelets. This process is designed to allow repeated analysis of changes in human FXN in patients over time as they are dosed with CTI-1601. The effectiveness of this assay was first demonstrated by its ability to detect the presence of human FXN in those tissues in cynomolgus monkeys. In an exploratory study, NHPs were dosed for 14 days with 15 mg/kg twice a day of CTI-1601. Buccal swabs skin biopsies and platelets were obtained on Day 3 prior to administration of any CTI-1601 but after two days of dosing with vehicle. No human FXN was found. Since these were healthy NHPs there were levels of endogenous monkey FXN present. This is demonstrated by the yellow bars in the graph in Figure 8 below on Day 3. After 7 and 14 days of dosing with CTI-1601 human FXN was seen in significant amounts in all tissues analyzed. This is demonstrated by the appearance of the green bars on Day 10 and 16 in the figure below. This study demonstrates that CTI-1601 delivers human FXN to NHPs when administered subcutaneously and that we should be able to use our proprietary assay to evaluate changes in FXN levels in patients with Friedreich’s ataxia as CTI-1601 enters early-stage clinical trials.

Figure 8.

Non-Human Primate and Rat Toxicology Studies

We previously conducted 28-day and 13-week GLP toxicology studies of CTI-1601 in two species, rat and NHP. In the rat studies, some injection sites showed edema and erythema with associated histologic changes localized to the injection site. The rat studies showed no significant clinical observations and no significant systemic histopathological findings. In the NHP studies, some injection sites were raised and firm with dose dependent histologic changes localized to the injection sites. The NHP 28-day study showed no systemic toxicity. The NHP 13-week study showed no systemic toxicity in the low and mid-dose groups, and minimal to mild histopathological findings in the high dose group. There were also several episodes of occasional transient muscle rigidity in some animals observed immediately after dosing in the two highest dose groups at very high exposures. These clinical observations resolved with no intervention and all of the NHPs who experienced these clinical observations received all doses and completed the in-life portion of the study.

To support extended dosing of patients with CTI-1601, we conducted a 26-week NHP toxicology study in 2021. In May 2021 we notified the FDA of certain mortalities which occurred at the highest dose levels in the then-ongoing study. On May 25, 2021, the FDA placed a clinical hold on the CTI-1601 clinical program. In the clinical hold letter, the FDA stated that it needed to review a full study report from the then-ongoing NHP study and that we could not initiate additional interventional clinical trials until we submitted such report and received notification from the FDA that additional clinical trials could commence. At the time of the FDA clinical hold, we had no interventional clinical trials with patients enrolled or enrolling.

In July 2021, we completed dosing in the 26-week NHP toxicology study. The study included four dose groups in addition to vehicle. Data from the study were collected throughout the second half of 2021 and included in the complete response to the clinical hold submitted to the FDA in January 2022. In February 2022, we received feedback from the FDA following our submission of the complete response which included a comprehensive study report from the 26-week NHP toxicology study. The FDA stated that it was maintaining its clinical hold at this time and requested additional information. We are evaluating how best to respond to their request and also are reassessing the timing of the planned open label extension and the pediatric MAD studies.

Clinical Development

Non-Interventional Studies

We have conducted non-interventional studies to examine the range of tissue FXN concentrations in platelets, buccal cells and skin cells in individuals who are homozygous for the normal FXN gene. Tissue samples in these studies were collected using the same sampling techniques and proprietary assay used in the interventional studies. In a 2020 study we obtained data from 8 healthy adults, but the study was then terminated early by the study site due to competing priorities during the COVID-19 pandemic. In 2021 we initiated a second study that enrolled approximately 60 healthy adults. Enrollment in this study was completed in early 2022.

Clinical Trials

Completed Initial Phase 1 Clinical Studies in Adults with Friedreich’s ataxia

We submitted our IND application for CTI-1601 and began Phase 1 clinical trials in 2019 in patients with Friedreich’s ataxia. We completed two clinical studies of CTI-1601 in adult subjects with Friedreich’s ataxia, a single ascending dose ("SAD") study (completed in 2020) and a multiple ascending dose ("MAD") study (completed in 2021). The primary objective for the SAD and MAD studies was to assess the tolerability of CTI-1601 at doses ranging from 25 mg to 100 mg administered via subcutaneous ("SC") injection. The secondary objectives were to establish the pharmacokinetics ("PK") of CTI-1601 administration in humans and to explore the pharmacodynamics ("PD") of CTI-1601 administration by measuring tissue FXN concentrations in accessible tissues, namely buccal and skin cells, and in platelets. Administration of CTI-1601 via SC injection appeared to be well tolerated up to doses of 100 mg administered daily for up to 13 days. No serious adverse events ("SAEs") were reported in either study. The most common treatment emergent adverse events ("TEAEs") were injection site reactions ("ISRs") that were generally mild, self-limited, and usually resolved within approximately 1 hour. There was rapid uptake of CTI-1601 into the circulation following SC injection, and exposure appears to be proportional to dose. Data from the MAD study demonstrated that after 7 days of daily dosing of 50 mg and 100 mg of CTI-1601 in subjects with Friedreich’s ataxia, mean tissue FXN concentrations increased in the tissues studied by approximately 2- to 3-fold to levels that are similar to or exceed levels we would expect to see in asymptomatic heterozygous carriers (See Figure 9). Patients in the 25 mg cohort were dosed once a day for the first 4 days followed by 1 dose every third day through Day 13 for a total of 7 doses, while the patients in the 50 mg cohort were dosed once a day for the first 7 days followed by 1 dose every other day through Day 13 for a total of 10 doses, and patients in the 100 mg cohort were dosed once a day for 13 days consecutively for a total of 13 doses. (See Figure 10). The study was designed in this fashion to ensure that the pharmacokinetics of CTI-1601 in patients with Friedreich’s ataxia were characterized at the lower doses before the dose was escalated. This is typical of first in human studies such as multiple-ascending dose trials that evaluate a study drug’s clinical safety profile. We believe the data provide preliminary clinical evidence of the potential of CTI-1601 as a treatment for patients with Friedreich’s ataxia and warrant continued evaluation of the potential benefits of sustained treatment.

Figure 9.

Figure 10.

CTI-1601 Development Plan

We are in the process of evaluating the timeline of the open label extension ("OLE") study which we refer to as the Jive study and the pediatric MAD placebo-controlled study. The Jive study is a clinical trial that will enroll patients who participated in the SAD or MAD study if they are eligible and is designed to gather long-term data to assess safety and tolerability, dose, PK and PD, and potential efficacy of SC administration of CTI-1601 in subjects with Friedreich’s ataxia. The pediatric MAD placebo-controlled study will be in patients from two to seventeen years of age. These patients may also be eligible to enroll in the Jive study after completing participation in the MAD study. We expect to initiate a global registration study once sufficient data is available to inform decisions regarding dosing and trial design. The design and protocol of the study will be based on the results of the earlier studies and will incorporate feedback from regulatory authorities in various countries. The progression of the Jive study and the global registration study are pending lifting of the clinical hold.

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

As of February 1, 2022, our intellectual property portfolio was composed of numerous international and United States non-provisional applications and United States provisional patent applications that we own or co-own, and five issued patents and additional non-provisional patent applications in the United States that we license from academic institutions. The issued patents in the United States licensed by us, which include issued patents generically covering the composition of matter for CTI-1601 and methods for treating Friedreich’s ataxia, have expiration dates between 2024 and 2034. The international and the United States non-provisional patent applications licensed by us relate to composition of matter and methods of use for CTI-1601.

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

A provisional patent application allows for an effective filing date to be established with regard to an invention, but once a provisional patent application is filed, either a corresponding non-provisional patent application or a petition to convert the provisional patent application into a non-provisional patent application must be filed within 12 months or such effective filing date will be lost. If we or our licensor timely files non-provisional patent applications in the United States and in countries outside of the United States with regard to our provisional patent applications and these non-provisional patent applications result in issued patents, such patents are expected to expire in 2041 and 2042, without taking potential patent term adjustment or patent term extension into consideration.

CTI-1601 is covered by licensed issued patents (composition of matter and methods of use) in the United States which, if properly maintained, will expire in 2024 and 2025 (respectively), excluding any patent term extensions that might be available following the grant of marketing authorizations. We also possess an exclusive license to non-provisional applications in the United States and certain countries outside the United States for CTI-1601 (composition of matter and methods of use). If the patent applications in the United States and other countries result in issued patents, those patents would be expected to expire in the United States and in countries outside of the United States in 2040, This estimated expiration excludes any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. We cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

In-License Agreements

We are party to a License Agreement ("WFUHS License") dated November 30, 2016 with Wake Forest University Health Sciences ("WFUHS") and a License Agreement ("IU License") dated November 30, 2016, as amended, with Indiana University ("IU"). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by us with respect to the development of CTI-1601.

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

In the event that we are required to pay IU consideration, then we may deduct 20% of such IU consideration on a dollar-for-dollar basis from the consideration due to WFUHS. In the event that we are required to pay WFUHS consideration, then we may deduct 60% of such WFUHS consideration on a dollar-for-dollar basis from the consideration due to IU.

During the twelve months ended December 31, 2021 and 2020, no milestones were achieved, and no expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party.

Manufacturing and Supply

CTI-1601 is a biologic fusion protein that is produced in E. coli. We have worked with contract manufacturers to develop, in accordance with current good manufacturing practice ("cGMP") a manufacturing process and analytical methods for drug substance to support clinical trials. The drug product manufacturing process was also developed and packaged into single use vials for the clinical program. We also use third party manufacturers for the clinical packaging, storage and distribution of CTI-1601. We rely on third parties to store the CTI-1601 master cell bank and working cell bank, each stored at a different location. We continue to advance the manufacturing of CTI-1601, obtain stability data, and produce drug product for toxicology studies and future clinical trials. We are continually trying to optimize our manufacturing process to increase yields, decrease costs and increase reliability in supply chains. The final process will need to be successfully scaled up to support commercial manufacturing.

The drug substance which is in frozen liquid form for CTI-1601 is currently manufactured for us by KBI Biopharma, Inc. ("KBI"). We are party to a Master Services Agreement, as amended, with KBI, pursuant to which KBI provides biological development and clinical manufacturing services with respect to CTI-1601. We currently produce a frozen liquid form of drug product at another manufacturer. We are undertaking a program with a third-party manufacturer to begin to produce a lyophilized version of the drug product from the same KBI drug substance, that, once available, we intend to use in certain of our future planned clinical trials.

Human Capital Resources

Employees and Compensation

In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, paid time-off and health and wellness programs, including programs that build connections between our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, and which comply with local and federal government regulations. This includes having some of our non-laboratory employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

As of February 1, 2022, we employed 31 full-time employees in the United States. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Diversity and Inclusion

We value the diversity of our employees and take pride in our commitment to diversity and inclusion across all levels of our organizational structure and with respect to our board of directors. We value diversity and inclusion across our entire workforce. We are committed to developing strategies for building diverse teams and promoting the advancement of employees from diverse backgrounds.

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

Facilities

We lease office and laboratory space, which consists of approximately 5,000 square feet and 1,750 square feet located in Bala Cynwyd, PA and Philadelphia, PA, respectively. Our office lease expires in August 2023 with an option to extend for three years, and our laboratory lease expires in December 2022. We believe that we will need to increase both its office and laboratory facilities in the near term. We believe that both appropriate office and laboratory space will be readily available on commercially reasonable terms.

As part of the Merger (as defined below) with Zafgen, Inc., we acquired a non-cancellable operating lease for approximately 17,705 square feet of office space at 3 Center Plaza, Boston, Massachusetts ("the Boston Lease"). The Boston Lease expires on October 30, 2029. On October 27, 2020, we entered into a sublease agreement whereby we subleased all 17,705 square feet of office space leased under the Boston Lease until October 30, 2029.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on us.

Corporate Information

We were founded in 2005 as a Delaware corporation under the name Zafgen, Inc. ("Zafgen"). On May 28, 2020, Zafgen completed a reverse merger with Chondrial Therapeutics, Inc. ("Chondrial") in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated December 17, 2019, by and among Zafgen, Zordich Merger Sub, Inc., Chondrial and Chondrial Therapeutics Holdings, LLC, pursuant to which Zordich Merger Sub, Inc. merged with and into Chondrial, with Chondrial surviving as our wholly owned subsidiary. Following completion of the Merger, Zafgen, Inc. changed its name to Larimar Therapeutics, Inc.

Our principal executive offices are located at Three Bala Plaza East, Suite 506, Bala Cynwyd, PA 19004, and our telephone number is (844) 511-9056. Our website address is www.larimartx.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein. We have included our website address as an inactive textual reference only.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("the SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Government Regulation

In the United States, drug and biologic products are licensed by the FDA for marketing under the Public Health Service Act, referred to as the PHS Act, and regulated under the Federal Food, Drug, and Cosmetic Act ("the FDCA"). Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving drug and biological products. FDA clearance must be obtained before clinical testing of drug and biologic products. FDA licensure also must be obtained before the marketing of drug and biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Development Process

The process required by the FDA before a drug or biologic product may be marketed in the United States generally involves the following:

•
completion of non-clinical laboratory tests and animal studies according to Good Laboratory Practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
preparation of clinical trial material in accordance with Good Manufacturing Practices ("GMPs");
•
submission to the FDA of an application for an Investigational New Drug ("IND application"), which must become effective before human clinical trials may begin;
•
approval by an institutional review board ("IRB") reviewing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials according to Good Clinical Practices ("GCPs") and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed drug or biological product for its intended use;
•
submission to the FDA of New Drug Application ("NDA) or Biologics License Application ("BLA") for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of non-clinical testing and clinical trials;
•
satisfactory completion of an FDA inspection prior to NDA or BLA approval of the manufacturing facility or facilities where the drug or biological product is produced to assess compliance with GMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•
potential FDA audit of the non-clinical and clinical study sites that generated the data in support of the NDA or BLA;
•
potential FDA Advisory Committee meeting to elicit expert input on critical issues and including a vote by external committee members;
•
FDA review and approval, or licensure, of the NDA or BLA, and payment of associated user fees, when applicable; and
•
compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategies ("REMS") and the potential requirement to conduct post approval studies.

Before testing any drug or biological product candidate in humans, the product candidate enters the non-clinical testing stage. Non-clinical tests include laboratory evaluations of product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the non-clinical tests must comply with federal regulations and requirements including GLPs.

The clinical study sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some non-clinical testing typically continues after the IND is submitted. An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA requests certain changes to a protocol before the trial can begin, or the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns and lift the clinical hold before the clinical trial can begin. The FDA may also impose clinical holds on a drug or biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials may involve the administration of the drug or biological product candidate to healthy volunteers or subjects under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials involving some products for certain diseases, including some rare diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND application. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects or his or her legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee. The data monitoring committee may review safety data and/or efficacy data.

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

An Open Label Expansion study may also be conducted. An OLE study typically enrolls participants from previous clinical trials and is designed to gather the long-term safety and tolerability data on a potential new medicine beyond the time period of the original studies.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication in real-world scenarios. They provide additional information regarding risks, benefits and best use, including longer term safety data.

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

U.S. Review and Approval Processes

After the completion of clinical trials of a drug or biological product, FDA approval of an NDA, or BLA, must be obtained before commercial marketing of the product. A BLA submission is planned for CTI-1601. The NDA or BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, as amended, ("PDUFA") each NDA or BLA may be accompanied by a significant user fee. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews an NDA or BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with FDA’s systems, the NDA or BLA can be refused for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews the

NDA or BLA to determine, among other things, whether the proposed product is safe, potent, and effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMPs to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the drug or biological product approval process, the FDA will also determine whether a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a drug or biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. As a condition for approval, the FDA may also require additional non-clinical testing as a Phase 4 commitment.

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

After an NDA or BLA is approved, the product may also be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, before releasing the lots for distribution by the manufacturer. In addition, the FDA may conduct laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of drug and biological products. Systems need to be put in place to record and evaluate adverse events reported by health care providers and patients and to assess product complaints. An increase in severity or new adverse events can result in labeling changes or product recall. Defects in manufacturing of commercial products can result in product recalls.

We must also comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or inpatient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect.

Drug and biologic product manufacturers and other entities involved in the manufacture and distribution of approved drug and biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation ("ODD") to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biologic product available in the United States for this type of disease or condition will be recovered from sales of the product. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biologic product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

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

Moreover, under the Food and Drug Administration Safety and Innovation Act enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 ("PPACA") created an abbreviated approval pathway for biological products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or "fingerprinting", in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone NDA or BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical studies or marketing of the product in those countries. The approval process and requirements vary from country to country, so the number and type of non-clinical, clinical, and manufacturing studies needed may differ, and the time may be longer or shorter than that required for FDA approval.

To obtain regulatory approval of an orphan drug under the European Union's regulatory system, we are mandated to submit a Marketing Authorization Application ("MAAs"), to be assessed in the Centralized Procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the European Union. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the Community before 20 May 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the Community before 20 May 2004 or for products which constitute a significant therapeutic, scientific or technical innovation or for which a Community authorization is in the interests of patients at Community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency ("EMA"), to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit/risk profile. The procedure results in a Commission decision, which is valid in all European Union Member States. Centrally authorized products may be marketed in all Member States. Centralized procedure: Full copies of the MA application are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.

The rapporteur and co-rapporteur then assess the applicant's replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of the product's characteristics, the package leaflet and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days. The EMA then has fifteen days to forward its opinion to the Commission. This is the start of the second phase of the procedure: the decision-making process. The Agency sends to the Commission its opinion and assessment report, together with annexes containing: the SmPC, or Annex 1; the particulars of the MAH responsible for batch release, the particulars of the manufacturer of the active substance and the conditions of the marketing authorization, or Annex 2; and the labelling and the package leaflet, or Annex 3. The annexes are translated into the 22 other official languages of the European Union During the decision-making process, the Commission services verify that the marketing authorization complies with Union law. The Commission has fifteen days to prepare a draft decision. The medicinal product is assigned a Community registration number, which will be placed on its packaging if the marketing authorization is granted. During this period, various Commission directorates-general are consulted on the draft marketing authorization decision.

The draft decision is then sent to the Standing Committee on Medicinal Products for Human Use, (Member States have one representative each in both of these committees) for their opinions. The Centralized Procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The Decentralized Procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

Applications from persons or companies seeking "orphan medicinal product designation" for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or very serious conditions that affect not more than 5 in 10,000 persons in the European Union are reviewed by the Committee for Orphan Medicinal Products, or COMP. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. We have obtained orphan drug designation for CTI-1601.

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

EMA offers a scheme that is intended to reinforce early dialogue with, and regulatory support from, EMA in order to stimulate innovation, optimize development and enable accelerated assessment of PRIority MEdicines ("PRIME"). It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

If a medicine is selected for the PRIME scheme, EMA:

•
Appoints a rapporteur from the Committee for Medicinal Products for Human Use ("CHMP") or from the Committee for Advanced Therapies ("CAT") to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorization application;
•
Issues guidance on the applicant’s overall development plan and regulatory strategy;
•
Organizes a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups; Provides a dedicated EMA contact person; and
•
Provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.

For SMEs who enter the scheme based on data showing proof of principle, the appointment of the rapporteur occurs once they have generated data confirming eligibility at proof of concept stage. They are required to submit relevant data and justification as the product development reaches this stage.

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

A Pediatric Investigation Plan ("PIP") in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the study results are deferred, or the medicine is exempt because of a waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the E.U. Medicines authorized across the E.U. with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies’ results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the Agency are free of charge for questions relating to the development of pediatric medicines.

The U.K. left the EU on January 31, 2020 following which, existing EU medicinal product legislation continued to apply in the U.K. during the transition period under the terms of the EU-UK Withdrawal Agreement. A transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the U.K. and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement ("TCA") and became effective on the January 1, 2021.

From January 1, 2021, the Medicines and Healthcare products Regulatory Agency ("MHRA") will be the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales and Scotland (together Great Britain, or GB); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a draft guidance on how various aspects of the U.K. regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, marketing authorizations, importing, exporting and pharmacovigilance and is relevant to any business involved in the research, development or commercialization of medicines in the U.K. The new guidance will be given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations. The U.K. regulatory regime largely mirrors that of the EU.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals;
•
entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;

•
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and
•
The Foreign Corrupt Practices Act ("FCPA") prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of average manufacturer price ("AMP"), which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act. On January 20, 2017, President Trump signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the Affordable Care Act pending further action by Congress. In October 2017, he signed an Executive Order which directed federal agencies to modify how the Affordable Care Act is implemented. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate,

Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") the 2% Medicare sequester reductions were suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act also has been subject to challenges in court. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the Affordable Care Act.

Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

ITEM 1A. RISK FACTORS

You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10-K, as well as the other information contained herein, including our audited consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” If any of the following risks occur our business, financial condition and results of operations could be materially and adversely affected. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. In that event, the trading price of our common stock could decline.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception we have devoted substantially all of our resources to the development of CTI-1601. We have incurred significant losses in each year of operation since our inception in 2016. For the year ended December 31, 2021 we had net losses of $50.6 million and, as of December 31, 2021, had an accumulated deficit of $116.3 million and we expect to continue to incur significant expenses and net operating losses ("NOLs") for the foreseeable future.

We have devoted substantially all of our financial resources and efforts to research and development, including non-clinical studies, our clinical development program, the development of manufacturing processes as well as the manufacture of initial lots of clinical trial material. We expect to incur significant losses for the foreseeable future to further develop and commercialize our lead drug candidate, CTI-1601.

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
•
hire and retain additional personnel, such as clinical, manufacturing, quality control, regulatory, finance, and compliance personnel; and
•
experience any delays or encounter issues with any of the above.

Net losses and negative cash flows have had, and will continue to have, an adverse effect on our liquidity and potentially the ability for us to raise capital due to our unfavorable operating results.

We have no commercial revenue and may never become profitable.

To date, we have not generated any commercial revenue. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, CTI-1601 or other product candidates that we may develop, in-license or acquire in the future.

This will require success in a range of challenging activities, including completing numerous clinical trials of CTI-1601 or any future product candidates, obtaining marketing approval for CTI-1601 and any future product candidates, manufacturing, marketing and selling those products for which we, or any future collaborators or partners, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Even if we are able to successfully achieve the above, we do not know what the reimbursement status of CTI-1601 or any other future product candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, non-clinical studies and clinical trials and the regulatory approval process for CTI-1601 and any future product candidates.

Our ability to generate revenue from CTI-1601 or any future product candidates also depends on a number of additional factors, including our ability to:

•
successfully complete development activities, including the remaining non-clinical studies and planned clinical trials for our product candidates;
•
complete and submit New Drug Applications ("NDAs") and Biologics License Applications ("BLAs") to the U.S. Food and Drug Administration ("FDA") and Marketing Authorization Applications ("MAAs") to the European Medicines Agency ("EMA") and obtain regulatory approval for indications for which there is a commercial market;
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

Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve or maintain profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we are able to complete the processes described above, we anticipate incurring significant costs associated with commercializing CTI-1601 or any of our future product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable could decrease the value of our business and could impair our ability to raise capital, maintain our discovery and clinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of shareholders. A decline in the value of our business could also cause shareholders to lose all or part of their investment.

We need to raise additional funding in order to continue our planned operations. This funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed would force us to delay, limit or terminate our product development efforts or other operations.

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

As of December 31, 2021, our existing cash and cash equivalents were $70.1 million, excluding restricted cash of $1.3 million. This amount will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of the development of CTI-1601. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical unrest including the potential impact of the Russian invasion of Ukraine, the possibility that the conflict could expand beyond eastern Europe, and the impact of the COVID-19 pandemic or other health crisis on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity.

If we are unable to obtain funding when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion or pre commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

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

Under Section 382 of the Internal Revenue Code ("the Code") if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change Net Operating Losses ("NOLs") and other pre-change tax attributes (such as capitalized research and development costs and research tax credits) to offset its post-change income may be limited. We believe that as a result of our merger with Zafgen, Inc., our ability to utilize NOLs acquired in this transaction is expected to be severely limited by Section 382 of the Code. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The Tax Cuts and Jobs Act of 2017 ("Tax Act") which significantly reformed the Code, also reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed and would adversely affect our business, financial condition and results of operations.

Changes in tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government enacted significant tax reforms in the past, and certain provisions of any new laws may adversely affect us. Changes in recent years include, but are not limited to, a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses, and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Our Product Development and Regulatory Approvals

The FDA has placed a clinical hold on CTI-1601.

Our business may be adversely affected if the FDA does not lift the clinical hold in a timely manner or, if additional non-clinical or clinical studies are required. This may cause significant delays or expense in developing CTI-1601. On May 25, 2021 the FDA placed a clinical hold on the CTI-1601 investigational new drug application (IND) clinical program following our notification to the FDA of mortalities which occurred at the highest dose levels in an ongoing 26-week non-human primate (NHP) toxicology study, which is designed to support extended dosing of patients with CTI-1601. In the clinical hold letter, the FDA stated it needed a full study report from the then ongoing NHP study and that we may not initiate additional clinical trials until we have submitted the report and received notification from the FDA that additional clinical trials may commence. In July 2021, we completed dosing in the NHP toxicology study. Data from the study were collected throughout the second half of 2021 and included in the complete response to the clinical hold submitted to the FDA in January 2022. The study included four dose groups in addition to vehicle and the mortalities were seen in the two highest dose groups.

In February 2022, we received a response from the FDA following our submission of a complete response including a comprehensive study report from the 26-week NHP toxicology study. The FDA stated that it was maintaining its clinical hold at this time and requested additional information. We are evaluating how best to respond to their request. We are reassessing the timing of the planned open label extension and the pediatric MAD studies.

We cannot be certain whether or when the FDA will lift the clinical hold and allow us to pursue further development of CTI-1601 in the United States. If the FDA does not lift the clinical hold in a timely manner, or at all, our development timelines and our business may be adversely affected and our stock price may decline. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns after the hold is lifted, future CTI-1601 non-clinical or clinical studies may be required. In such instances, our progress in the development of CTI-1601 may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business, which could impair our ability to ultimately obtain FDA approval for CTI-1601

Our success is currently dependent upon the success of our sole product candidate, CTI-1601,for which we have completed two Phase 1 clinical trials in patients with Friedreich’s ataxia. Clinical development of CTI-1601 is currently under clinical hold. We cannot be certain that we will be successful with our clinical development or that we will be able to obtain regulatory approval for CTI-1601.

We currently have no drug products for sale and our business is currently wholly dependent on our successful clinical development, regulatory approval and commercialization of CTI-1601, for which we have completed two Phase 1 clinical trials in patients with Friedreich’s ataxia. Clinical development of CTI-1601 is currently under clinical hold.

If our efforts to develop and commercialize CTI-1601 for the treatment of Friedreich’s ataxia are unsuccessful, or we experience significant delays in doing so, our business could also be substantially harmed. The success of CTI-1601 will depend on several factors, including the following:

•
maintaining our IND application with the FDA in order to continue to conduct clinical trials in the United States, if allowed to continue, including our ability to have the clinical hold lifted by the FDA on a timely basis, if at all;
•
successfully recruiting, enrolling and retaining patients in and completing any clinical trials, if allowed to continue, including trials in pediatric patients;
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
•
establishing and maintaining arrangements with third-party manufacturers for CTI-1601, including developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practice ("GMPs");
•
maintaining and growing an organization of scientists and business people who can develop our product candidates and technology;
•
obtaining, maintaining and protecting our patents, trade secrets and regulatory exclusivity in the United States and other countries;
•
successfully launching commercial sales following any marketing approval, including establishing a specialty sales organization, or successfully partnering with another organization, if applicable;
•
obtaining commercial acceptance of our product candidates, if approved, by patients, the medical community and third-party payors and obtaining and maintaining healthcare coverage and adequate reimbursement;

•
maintaining an acceptable safety profile following any marketing approval; and
•
competing with other therapies.

Many of these factors are outside of our control, including the clinical development and regulatory approval processes, results of non-clinical and toxicology studies and clinical trials, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts, respectively. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve CTI-1601 for sale and marketing, and even if CTI-1601 is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market CTI-1601 in one or more markets, there is no assurance that we will be able to successfully market CTI-1601 or that CTI-1601 will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize CTI-1601 due to failure to obtain regulatory approval for CTI-1601, to successfully market CTI-1601, to generate profits from the sale of CTI-1601, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations as CTI-1601 is currently our sole product candidate.

Clinical development is a lengthy and expensive process with an uncertain outcome, and the results of non-clinical studies, toxicology studies or clinical trials may not be predictive of future non-clinical studies, toxicology studies or clinical trial results.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any non-clinical studies, toxicology studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the non-clinical study, toxicology study or clinical trial process. Despite promising non-clinical, toxicology or clinical results, any product candidate can unexpectedly fail at any stage of non-clinical, toxicology or clinical development. The historical failure rate for product candidates in our industry is high, especially for products in early stages of development.

The results from non-clinical studies, toxicology studies or clinical trials of a product candidate may not predict the results of later non-clinical or clinical trials of the product candidate, or in clinical trials with different patient populations such as children and adolescents and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through non-clinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on non-clinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Favorable safety and efficacy outcomes in adult clinical trials may not be seen in pediatric clinical trials.

Moreover, current and future non-clinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot provide assurance that we will be able to successfully progress any future non-clinical programs from candidate identification to Phase 1 clinical development. As is typical in candidate development, we have a program of ongoing toxicology studies in animals for CTI-1601 and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect the clinical development of CTI-1601. For the foregoing reasons, we cannot be certain that our ongoing and planned non-clinical studies and clinical trials will be successful. If non-clinical or clinical trials for CT1-1601 or any future product candidates or indications fail to demonstrate safety or efficacy to the satisfaction of the FDA or the equivalent regulatory authorities in other countries, the FDA or equivalent regulatory authority will not approve our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition results of operations and prospects.

We do not know whether any ongoing or future clinical trials for CTI-1601 will be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed, prevented or terminated for a number of reasons, including as a result of safety concerns, or ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, the institutional review boards

("IRBs") or ethics committees, a data monitoring committee, or safety review committee, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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
•
unforeseen safety issues, including any that could be identified in our prior or future toxicology studies, adverse events or lack of effectiveness;
•
changes in government regulations or administrative actions;
•
problems with clinical supply materials;
•
lack of adequate funding to continue the clinical trial;
•
challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, such as pediatric patients, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications, and the ongoing effects of COVID-19 and the efforts to mitigate those effects;
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
•
clinical sites and subjects may deviate from trial protocol or drop out of a trial; and
•
reports from non-clinical studies or clinical testing of other therapies that raise safety or efficacy concerns.

Failures or delays in the completion of our clinical trials could result in increased costs and could delay, prevent or limit our ability to generate revenue and continue our business.

For our lead product candidate CTI-1601, we have completed two Phase 1 clinical trials in patients with Friedreich’s ataxia but clinical development is currently subject to a clinical hold issued by the FDA. To receive approval of CTI-1601 in other countries we will also have to satisfy their regulatory requirements. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Clinical trials may also be delayed or terminated as a result of safety issues in non-clinical or clinical trials, ambiguous or negative interim results or events outside of our control. Because Friedreich’s ataxia is a rare disease, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients must travel from throughout the United States to the clinical trial sites to participate if clinical development is allowed to continue. The travel advisories and risk of infection related to COVID-19 may present increased risks to patients traveling to our clinical trial sites for dosing, if clinical trials are allowed to continue. The evolution of COVID-19 variants could be resistant to current vaccines which, if the clinical hold is lifted, may preclude us from conducting clinical studies unless or until an effective new or modified vaccine is available. If future clinical trials of CTI-1601 fail or further delays occur, we may not be able to develop and commercialize CTI-1601 and could fail to realize the potential advantages of doing so, and it could materially adversely affect our business, financial condition and results of operations.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

We may not be successful in our efforts to identify, discover or acquire additional product candidates.

We currently only have one product candidate CTI-1601. Therefore, the success of our business largely depends upon our ability to identify, develop, in-license or acquire and commercialize products targeting rare diseases. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. In addition, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We have no experience in later stage clinical development, and related regulatory requirements or the commercialization of products. As a result, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 1, which has not yet been successfully completed, successfully conduct an international multi-center clinical trial, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

•
have the FDA clinical hold on CTI-1601 lifted;
•
execute our clinical development plans for product candidates;
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

We have advanced only one product candidate into clinical development, CTI-1601. Our business currently depends primarily on CTI-1601’s successful clinical development, regulatory approval and commercialization. We submitted our IND and it was accepted, permitting the conduct of clinical trials. We completed two Phase 1 clinical trials but, as a result of certain mortalities in a non-clinical study of non-human primates, the FDA issued a clinical hold. We responded to the clinical hold in January 2022. Following review of our response, the FDA maintained the clinical hold. We are working to address the issues raised by the FDA. Clinical development of CTI-1601 cannot continue until the clinical hold is lifted. In clinical development of any product candidate, the outcome of toxicology studies and early clinical trials may not be positive and may not be predictive of the success of later non-clinical studies or clinical trials. Adverse toxicology or safety results could lead to clinical holds or other developmental delays. Interim results of clinical trials do not necessarily predict success in those or future clinical trials. Success in adult clinical trials may not predict the outcome of pediatric clinical trials

Published clinical data or case reports from third parties or early clinical trial data of CTI-1601 or any future product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients, or different patient populations, such as pediatric patients, may fail to show the desired safety or efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), different patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, CTI-1601 is the only protein replacement therapy being developed for the treatment of Friedreich’s ataxia and therefore non-clinical studies may not be adequate to predict efficacy in a clinical trial due to our novel protein replacement therapy platform.

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

Further, CTI-1601 or any future product candidates may not be approved even if they achieve their primary endpoint in clinical trials. The FDA, EMA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from non-clinical studies and clinical trials. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve CTI-1601 or any future product candidates for a narrower indication than we may request or may grant approval contingent on the performance of costly post-marketing clinical trials. Any of the above could materially adversely affect our business, financial condition and results of operations.

We may experience difficulties identifying and enrolling patients in our clinical trials given the limited number of patients who have the disease for which CTI-1601 is being studied or for any other product candidate we may study in the future. Difficulty in enrolling patients could delay or prevent clinical trials of CTI-1601 or any future product candidate. There are competing studies that may limit the availability of prospective participants in CTI-1601 clinical trials.

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

The conditions for which we are planning to evaluate CTI-1601 and any product candidates we may evaluate in the future, are rare genetic diseases. Accordingly, there are limited patient pools from which to draw for clinical trials. We are investigating our product candidate in Friedreich’s ataxia, a rare disease. Arranging for investigative sites and recruiting patients for clinical trials in this disease may be very difficult. In addition, if other companies are studying their investigational products in Friedreich’s ataxia, it may be more difficult to enroll eligible patients into our clinical trials. Competing priorities at sites and participation of subjects in other studies may limit our ability to execute clinical trials in a timely fashion, if at all.

In addition to the rarity of Friedreich’s ataxia and other diseases that we are studying, the eligibility criteria of our clinical trials will further limit the pool of available study participants as it will require patients to have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a clinical trial. The process of finding and diagnosing patients may prove costly, especially since the diseases we are studying are rare. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical trials because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical trials can also adversely impact enrollment. Furthermore, our inability to enroll a sufficient number of patients for our clinical trials, including pediatric clinical trials, could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for CTI-1601 or any future product candidates, and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. If patients are unwilling to participate in our trials for any reason, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of potential products may be delayed. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from CTI-1601, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Friedreich’s ataxia has no FDA-approved treatments, and clinical endpoints required to obtain approval are not well defined.

There are currently no therapies approved to treat Friedreich’s ataxia; however, Reata Pharmaceuticals Inc. announced that it had initiated a rolling submission of an NDA to the FDA for omaveloxolone for the treatment of patients with Friedreich’s ataxia. We have concentrated our research and development efforts on developing a novel therapeutic for the treatment of Friedreich’s ataxia, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. Given the nature of Friedreich’s ataxia, we may have to devise novel clinical endpoints to be tested in our clinical trials, which can lead to some subjectivity in interpreting trial results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval, which would materially adversely affect our business, financial condition and results of operations. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as CTI-1601 that is intended to deliver human frataxin ("FXN") through a subcutaneously administered, recombinant fusion protein in Friedreich’s ataxia patients are subject to unknown risks, and we may experience setbacks with our planned clinical trials of CTI-1601 in Friedreich’s ataxia because of the limited clinical experience with our mechanism of action in these patients.

In particular, regulatory authorities in the United States and the European Union have not issued definitive guidance as to how to measure and achieve efficacy in treatments for Friedreich’s ataxia. As a result, the design and conduct of clinical trials of CTI-1601 may take longer, be more costly or be less effective as part of the novelty of development in Friedreich’s ataxia. We may use new or novel endpoints or methodologies, and the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials.

CTI-1601 may cause adverse events or undesirable side effects in non-clinical or clinical trials that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

We completed two Phase 1 clinical trials. As a result of certain mortalities in a non-clinical study of non-human primates, the FDA issued a clinical hold in May 2021. We responded to the clinical hold in January 2022. Following review of our response, the FDA declined to lift the clinical hold. We are continuing our efforts to address the issues raised by the FDA. Clinical development of CTI-1601 cannot continue until the clinical hold is lifted by the FDA. Any adverse events or undesirable side effects caused by, or other unexpected properties of, CTI-1601 in non-clinical or clinical studies could cause us, any future collaborators, an IRB or ethics committee or regulatory authorities to interrupt, delay or halt clinical trials of our product candidate and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. If the clinical hold is lifted, it is possible that as we progress CTI-1601 through clinical trials and toxicology studies, or as the use of CTI-1601 becomes more widespread if it receives regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by patients. If such side effects become known later in development or after approval, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with the use of CTI-1601 commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of CTI-1601 elsewhere or result in regulatory authorities restricting our ability to develop or commercialize CTI-1601, if approved.

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
•
we could be sued or held liable for injury caused to individuals exposed to or taking our product candidates;
•
we could be required to conduct expensive post-marketing studies;
•
we could lose commercial market opportunity and our revenues could decrease substantially;

•
damage to the public perception of the safety of CTI-1601; and
•
our reputation may suffer and physicians or patients might be less likely to use our product or may refer patients to products produced by our competitors.

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

As further described in these risk factors, the manufacturers of biologic products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure by us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or commercial use, among other consequences. If we or our manufacturers fail to comply with the FDA, EMA, or other regulatory authorities, it could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical trials, Form 483s, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims Act, corporate integrity agreements, or consent decrees any of which could significantly and adversely affect supplies of our product candidates and our business, financial conditions and results of operations could be materially adversely affected.

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

We received orphan drug designation from the FDA for CTI-1601 in July 2017. In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to, or safer than, the approved drug. A drug is clinically superior if it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. We could lose orphan drug designation in this scenario.

Additionally, we may lose orphan drug exclusivity if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Moreover, orphan drug exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. For example, in January 2022, Reata Pharmaceuticals,Inc. announced that it had initiated a rolling submission of an NDA to the FDA for omaveloxolone for the treatment of patients with Friedreich’s ataxia. Our orphan drug designation for CTI-1601 will not prohibit the FDA from potentially approving a competitor’s NDA for omaveloxolone. Further, even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve another drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.

We have also received orphan drug designation for CTI-1601 in the European Union. In the European Union, the European Medicines Agency, or EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified. Loss of orphan drug designation for CTI-1601 or the failure to obtain such designation in other countries or for any future product candidates could adversely affect our business, financial condition and results of operation.

Although we have obtained rare pediatric disease designation for CTI-1601, we may not be eligible to receive a priority review voucher in the event the FDA determines we no longer meet the criteria for designation, revokes the designation or that FDA approval does not occur prior to September 30, 2026.

We received rare pediatric disease designation from the FDA for CTI-1601 in 2019. We may, in the future, apply for rare pediatric disease designation from the FDA for future product candidates that may qualify for designation. Vouchers for rare pediatric disease drugs are awarded when the designated drug receives approval. CTI-1601 may not receive approval, or we may receive approval in adults, but not pediatric patients, and therefore, we may not receive a voucher. In addition, even though CTI-1601 has been designated as a drug for a rare pediatric disease, the FDA may later decide that it no longer meets the criteria for designation, the designation may be revoked, or we could not be awarded the voucher. If we apply for designation for future product candidates as drugs for rare pediatric diseases, the FDA may not grant the designation. The failure to maintain rare pediatric disease designation for CTI-1601 or if FDA approval does not occur prior to September 30, 2026 could result in the inability to receive a rare pediatric disease designation voucher which could adversely affect our business, financial condition and results of operations.

If we fail to maintain PRIME designation in the European Union for CTI-1601, our competitive position would be harmed.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

If a medicine is selected for the PRIME scheme, EMA:

•
Appoints a rapporteur from the Committee for Medicinal Products for Human Use ("CHMP") or from the Committee for Advanced Therapies ("CAT") to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorization application;
•
Issues guidance on the applicant’s overall development plan and regulatory strategy;
•
Organizes a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;
•
Provides a dedicated EMA contact person; and
•
Provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.

For SMEs who enter the scheme based on data showing proof of principle, the appointment of the rapporteur occurs once they have generated data confirming eligibility at proof of concept stage. They are required to submit relevant data and justification as the product development reaches this stage.

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, or if a medicine granted early access to the PRIME scheme cannot later demonstrate proof of concept, support under the PRIME scheme may be withdrawn. Loss of PRIME designation for CTI-1601 or the failure to obtain such designation for any future product candidates could adversely affect our business, financial condition and results of operation.

Changes in regulatory requirements, FDA guidance, guidance from other regulatory authorities or unanticipated events during our non-clinical or clinical trials of CTI-1601 or future product candidates may result in changes to clinical trial protocols or additional non-clinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our non-clinical or clinical trials may force us to terminate or adjust our clinical program. The FDA, or the applicable regulatory authorities may impose additional clinical trial and/or non-clinical study requirements. Amendments to our clinical trial protocols would require resubmission to the FDA, or the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials, or non-clinical studies and/or post-market studies, the commercial prospects for CTI-1601 or any other potential product candidates may be harmed and our ability to generate product revenue will be delayed, and it would materially adversely affect our business, financial condition and results of operations.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Regulatory requirements governing biologic products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to perform additional non-clinical studies or clinical trials, and increase our costs, or may force us to delay, limit or terminate certain of our programs.

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

The clinical trials of CTI-1601 and any future product candidates are, and the manufacturing and marketing of CTI-1601 and any future product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries, such as within the European Union, where we intend to seek regulatory approval of, and market, any product candidate.

Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval of or may result in the decision not to approve our product candidates. We have not obtained regulatory approval for CTI-1601, and it is possible that our product candidate or any product candidates we may seek to develop in the future will never obtain regulatory approval. If marketing approval is obtained, it will likely include post-marketing studies, and other post-marketing requirements, and surveillance such as Risk Evaluation and Mitigation Strategies ("REMS") which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Furthermore, we are not permitted to market CTI-1601 in the United States or the European Union until we receive approval of a BLA from the FDA or a MAA from the EMA, or in any other foreign countries until we receive the requisite marketing approval from such countries. The development of drugs for Friedreich’s ataxia or other rare diseases may require initial non-clinical studies, early and usually smaller, clinical trials and randomized, double-blind placebo controlled long-term safety and efficacy trials in order to test the safety and efficacy of the drug.

We have completed two Phase 1 clinical trials in patients with Friedreich’s ataxia in the United States but clinical development is currently subject to clinical hold. If we are successful in our efforts to have the clinical hold lifted, CTI-1601 requires substantial further clinical development before we can submit a BLA to the FDA. Development and/or regulatory programs for CTI-1601 in any countries other than the United States (such as a MAA to the EMA) is only in very preliminary stages and may require substantial further development in those countries prior to regulatory submissions seeking regulatory approval for marketing.

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
•
the FDA or the EMA may require that we conduct additional non-clinical studies or clinical trials;
•
the FDA or the EMA may not approve the formulation, manufacturing, labeling or specifications of CTI-1601;
•
the contract research organizations ("CROs"), that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•
the FDA or the EMA may find the data from non-clinical studies and clinical trials insufficient to demonstrate that CTI-1601’s clinical and other benefits outweigh its safety risks;

•
the FDA or the EMA may disagree with our interpretation of data from our non-clinical studies or clinical trials;
•
the FDA or the EMA may not accept data generated at our clinical trial sites;
•
if and when our BLA is submitted, the FDA could require an FDA advisory committee assessment, or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•
the FDA could require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements, including requirements that limit the promotion, advertising, distribution, or sales of CTI-1601;
•
the FDA or the EMA may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•
the FDA or the EMA may change their approval policies or adopt new regulations rendering our clinical data insufficient for approval.

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

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HIPAA") imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act ("ACA") require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests. Beginning in 2022, applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives;
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

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013.Subsequent legislation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken, However, pursuant to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act

An appeal was taken to the U.S. Supreme Court. On June 17, 2021. , the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible, but it remains unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

If approved by regulatory authorities, market acceptance and sales of product candidates that we elect to sell on our own will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for CTI-1601, if approved, or future product candidates that we elect to sell on our own and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, product candidates that we elect to. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize product candidates that we elect to sell.

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

Even if we receive marketing and regulatory approval for CTI-1601 or a future product candidate, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. CTI-1601 or future product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. Any regulatory approvals that we receive for CTI-1601 may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety and efficacy of the product, all of which could lead to lower sales volume and revenue. For example, the holder of an approved BLA or NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA or NDA. The holder of an approved BLA or NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we or our contractors fail to comply with applicable regulatory requirements following approval of CTI-1601, a regulatory authority may:

•
issue a warning letter, untitled letter, or Form 483 asserting that we are in violation of the law;
•
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for non-compliance;
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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize CTI-1601, if approved, and adversely affect our business, financial condition, results of operations and prospects.

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

We may pursue marketing approval for CTI-1601 in the United States, the European Union and in other jurisdictions worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other jurisdictions, including potential additional clinical trials and/or non-clinical studies. Approval procedures vary among jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approvals in other jurisdictions might differ from that required to obtain FDA approval. The marketing approval processes in other jurisdictions may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one jurisdiction does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, financial condition, results of operations and prospects.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

The prevalence of Friedreich's ataxia is estimated to be approximately three times greater in the European Union than in the United States, and, therefore, represents our largest potential market for CTI-1601. Our future profitability will depend, in part, on our ability to commercialize CTI-1601 and future product candidates in the European Union and other foreign markets for which we may rely on collaborations with third parties. If we commercialize a product candidate in foreign markets, we would be subject to additional risks and uncertainties, including:

•
our customers’ ability to obtain reimbursement for a product candidate in foreign markets;
•
compliance with the Foreign Corrupt Practices Act of 1977 ("FCPA");
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

Sales in the European Union and other foreign markets of a product candidate could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell CTI-1601, if approved, we may not be able to generate any revenue.

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

Competing technologies could emerge, adversely affecting our opportunity to generate revenue from the sale of CTI-1601, if approved.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including biosimilar and gene therapy competition, could force us to lower prices or could result in reduced sales. Many of our current or potential competitors, either alone or with strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. New products developed by others could emerge as competitors to CTI-1601 or any other potential product candidates, resulting in CTI-1601 or other product candidates being obsolete before we are able to recover expenses incurred in connection with their development or realize revenues from any commercialized product. The pricing of our current product candidate, if and when approved for marketing, will depend, in part, on the pricing strategies adopted by our competitors. If these or other companies enact pricing strategies that impact the price we can charge for our product candidate, if approved, we may reduce our prices and our revenue and results of operations could be affected. Any new product could also affect our ability to recruit and retain clinical trial patients, to obtain and maintain potential expedited regulatory pathways, and to commercialize current and future product candidates (including the impact of potential barriers to entry if a competitor is able to establish a strong market position before we are able to commercialize our products). For example, in January 2022, a pharmaceutical company announced that it had initiated a rolling submission of an NDA to the FDA for omaveloxolone for the treatment of patients with Friedreich’s ataxia, which if approved, would compete directly with CTI-1601. Given that we are still in a relatively early phase of development for CTI-1601, the successful approval and commercialization of omaveloxolone could provide a competitor with a significant competitive advantage and may create an additional barrier to market acceptance of CTI-1601, if approved. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and results of operations will be adversely affected.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of age-related degenerative diseases and disorders, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

In the European Union, the European Commission has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued in 2005. In addition, in an effort to spur biosimilar utilization and/or increase potential healthcare savings, some countries in the European Union have adopted biosimilar uptake measures such as requiring physician prescribing quotas or promoting switching or pharmacy substitution of biosimilars for the corresponding reference products, and other countries may adopt similar measures. Some countries in the European Union may impose automatic price reductions upon market entry of the second or third biosimilar competitor.

In the United States, the ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. A growing number of companies have announced that they are in varying stages of development of biosimilar versions of existing biotechnology products. Some companies pursuing development of biosimilars may challenge our patents well in advance of the expiration of our material patents. The U.S. pathway includes the option for biosimilar products meeting certain criteria to be approved as interchangeable with their reference products. Some companies developing biosimilars may seek to register their products as interchangeable biologics, which could make it easier for prescribers or pharmacists to substitute those biosimilars for our products. In addition, critics of the 12-year exclusivity period in the biosimilar pathway law will likely continue to seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law’s provisions regarding which new products receive data exclusivity. While we are unable to predict the precise impact of biosimilars, we expect in the future for there to be greater competition in the United States as a result of biosimilars and downward pressure on product prices and sales. These biosimilars or generics may affect the tier designation by third party payors and may require prior authorization for use of CTI-1601, thereby adding barriers to access. This additional competition could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

If we are unable to manage expected growth in the scale and complexity of our operations, including attracting and hiring additional qualified management, our performance may suffer.

We are an early-stage clinical biotechnology company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. As a result, we are highly dependent on our management and scientific personnel. The loss of the services of any of our executive officers, other key employees or consultants and other scientific advisors in the foreseeable future, might impede the achievement of our research, development and commercialization objectives. Competition for qualified personnel in the biopharmaceutical field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

We rely on consultants and advisors, including scientific, non-clinical, manufacturing and clinical advisors, to assist us in formulating our development and commercialization strategy. These consultants and advisors may be employed by other employers and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the competition for talent, particularly with the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. In addition, COVID-19 poses a risk to our ability to retain and rely on our executive officers and key employees, including the potential that one or more of such employees or members of their families may contract the virus, which could impact the ability of such employees to perform as expected, which in turn would adversely impact our current and planned operations.

Recruiting and retaining qualified scientific, medical clinical, manufacturing, quality assurance, regulatory, legal, public company financial, business, sales, marketing and commercial personnel and implementing and improving our operational, financial and management systems will be critical to our ability to grow and succeed. These demands also will require the hiring of additional executive or management-level personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the executive or management level, would increase our expenses significantly. In addition, we may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical companies for similar personnel. The ongoing COVID-19 pandemic may also affect our ability to attract and successfully recruit these personnel, for one or more reasons. We also experience competition for the hiring of scientific personnel from universities and research institutions. Moreover, delays or failures in clinical trials may also make it more challenging to recruit and retain qualified scientific personnel. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited and our business, financial condition and results of operations would be adversely affected.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

Our business could be adversely impacted by the effects of the ongoing COVID-19 pandemic and the efforts to mitigate it. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. The continued spread of the coronavirus globally could materially and adversely impact our operations, including without limitation, our manufacturing and supply chain for CTI-1601 and our planned clinical trials, which have faced, and could continue to face, enrollment difficulties as hospitals or clinical trials sites experience closures. Because Friedreich’s ataxia is a rare disease, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients travel from throughout the United States to clinical trial sites to participate. The travel advisories and risk of infection related to Covid-19 present increased risks to patients traveling to a clinical trial site for dosing, if clinical trials are allowed to continue. Further, there is currently a global shortage of non-human primates available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. If the shortage continues, this could substantially increase the cost of conducting our non-clinical development and could also result in delays to our development timelines. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials. In addition, employee health and availability could be impacted, which may have a material and adverse effect on our business, financial condition and results of operations. The ongoing pandemic or future pandemics could adversely affect global economies and financial markets resulting in an economic downturn that could have a material adverse effect on our business and prospects.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we may operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679 ("GDPR") imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual revenue, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, if we are required to comply with the GDPR’s requirements, we will be required to spend significant time and resources to review our technologies, systems and practices, as well as those of any third-party service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant fines and penalties against us, reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

Our computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure of or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of CTI-1601 and other potential product candidates in clinical trials, if any, and the sale of CTI-1601 and other potential product candidates, if developed and approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with CTI-1601 or other potential product candidates. For example, we may be sued if any product we develop allegedly causes injury or death or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to stop development or, if approved, limit commercialization of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under consumer protection acts in other jurisdictions. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•
withdrawal of patients or clinical investigators from our clinical trials;
•
delay or termination of clinical trials;
•
substantial monetary awards to patients or other claimants;
•
decreased demand for CTI-1601 or our other potential product candidates following marketing approval, if obtained;
•
damage to our reputation and exposure to adverse publicity;
•
increased FDA warnings on product labels;
•
initiation of investigations by regulators or ethics committees;
•
product recalls, withdrawals, or labeling, marketing or promotional restrictions;
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

We have limited experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA, the EMA or other comparable foreign regulatory authorities. As a result, we expect to continue to rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor our non-clinical studies and clinical trials. We and our CROs are required to comply with various regulations, including the FDA’s regulations commonly referred to as good clinical practices ("GCPs") which are enforced by regulatory agencies, including the FDA, and comparable foreign regulatory authorities to ensure the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Our expected reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat non-clinical studies and/or clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action, up to and including, civil and criminal penalties, which would materially adversely affect our business, financial condition and results of operations.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and non-clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed or reduced. In addition, operations of our CROs could be affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed, and our operations and financial condition could suffer.

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

Because we rely on third parties to develop and manufacture our product candidate, we must, at times, share confidential information with such third parties. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets, intellectual property, data from clinical studies and future development plans. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such confidential information become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our confidential information, a competitor’s discovery of our confidential information or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business.

In addition, because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. We currently have a small number of employees, which limits the internal resources we have available to engage new third-party providers, if necessary, and monitor existing third-party providers. To the extent we are unable to engage new third-party providers, if necessary, and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operation and prospects.

We rely on third-party supply and manufacturing partners for drug supplies for our research and development, non-clinical activities, and clinical activities, and may do the same for any commercial supplies of our product candidates.

We rely on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, non-clinical and clinical study drug substance and product. We have not yet manufactured or formulated any product candidate on a commercial scale and may not be able to do so for any of our product candidates. We will work to develop and optimize our manufacturing process; however, we cannot be sure that the process will result in therapies that are safe, potent or effective.

We do not own manufacturing facilities or supply sources for such components, non-clinical and clinical study drug substance, product and materials, including devices that may be required for administration, but may develop these capabilities in the future. There can be no assurance that our supply of research and development, non-clinical and clinical development of drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or will be of satisfactory quality or continue to be available at acceptable prices. In particular, replacement of any product formulation manufacturer we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. For example, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for drug substance and formulated drugs related to our CTI-1601 clinical program. The drug substance which is in frozen liquid form for CTI-1601 is currently manufactured for us by a third-party manufacturer, and the frozen liquid form of drug product is made at another manufacturer. We are undertaking a program with a third manufacturer to begin to produce a lyophilized version of the drug product from the same drug substance, that, once available, we intend to use in certain of our future planned clinical trials. Our research and development programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs. In addition, because we rely on multiple manufacturers for our CTI-1601 clinical program, termination of our agreements with any of these manufacturers could significantly adversely impact our current and planned operations.

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
•
loss of the cooperation of a collaborator, including termination or nonrenewal of the agreement at a time that is costly or inconvenient for us;
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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for CTI-1601, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or NDA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices ("GLPs") and cGMP regulations enforced by the FDA or other regulator through facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of CTI-1601 or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of CTI-1601 or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other regulatory approval of the products will not be granted.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.

As product candidates progress through clinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacturing batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

Biotechnology companies sometimes become dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of product candidates. In seeking collaborative arrangements and strategic partners, we face significant competition from other companies as well as public and private research institutions. There can be no assurance that we will be able to enter into or maintain strategic alliances on terms favorable to us, or at all. If we elect to enter into collaborative arrangements or strategic alliances, these arrangements may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us, which could adversely affect our business, financial condition and results of operations.

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

With respect to our patent portfolio, we in-license from Wake Forest University Health Sciences ("WFUHS") certain issued U.S. patents that relate to CTI-1601 and its use for treating Friedreich’s ataxia. We also in-license from Indiana University ("IU") a pending international and a United States non-provisional application that relates to the composition of CTI-1601 and methods of use, and certain U.S. patents relating to materials and methods of use relating to the development of CTI-1601. We also own or co-own pending international and United States non-provisional applications and United States provisional applications relating to methods of use of CTI-1601, biomarkers and to our platform technology.

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

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may allege that CTI-1601 or our other potential product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, we may also be required to indemnify certain of our licensors, vendors or suppliers from any damages they incur related to any infringement of any third-party intellectual property by our product candidates.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The Leahy Smith America Invents Act ("the Leahy Smith Act") enacted in September 2011, brought significant changes to the U.S. patent law system. These include provisions that affect the way patent applications are prosecuted and may affect patent litigation. The United States Patent Office continues to develop and implement new regulations and procedures to govern administration of the Leahy Smith Act, and many of the substantive changes to patent law associated with the Leahy Smith Act became effective on March 16, 2013. The Leahy Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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
•
the results of, and delays in, current, and any future, non-clinical or clinical trials of CTI-1601 or any of our future product candidates, including any delays related to the COVID-19 pandemic;

•
geopolitical unrest including the potential impact of the Russian invasion of Ukraine and the possibility that the conflict could expand beyond eastern Europe,
•
the entry into, or termination of, key agreements, including key licensing or collaboration agreements;
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
•
announcements by us or our commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;
•
adverse publicity relating to our markets, including with respect to other products and potential products in such markets;
•
the introduction of technological innovations or new therapies competing with our potential products;
•
the loss of key employees;
•
general and industry-specific economic conditions potentially affecting our research and development expenditures;
•
general economic conditions in the United States and abroad;
•
changes in the structure of health care payment systems;
•
adverse regulatory decisions;
•
trading volume of our common stock; and
•
period-to-period fluctuations in our financial results.

There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it. Therefore, there is a risk that investors may lose all or part of their investment in our securities.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies or the biotechnology sector. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management’s attention and resources, which could significantly impact our profitability and reputation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices.

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

Our management may not be able to effectively and timely implement controls and procedures which respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting, finance and information technology functions adequately or maintain internal control over financial reporting adequate to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, or to otherwise prevent material weaknesses in internal control over financial reporting, or identify any additional material weaknesses, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected, which could cause a decline in the market price of our common stock.

Ownership of our common stock is highly concentrated, and it may prevent other stockholders from influencing significant corporate decisions.

Entities affiliated with Deerfield Management Company beneficially own or control approximately 31.9% of our outstanding common stock (assuming full exercise of our outstanding pre-funded warrants and no exercise of outstanding options) as of December 31, 2021, on a fully-diluted basis. Accordingly, such entities have substantial influence over the outcome of a corporate action by us requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit our other stockholders.

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

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporations Law ("DGCL") which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market LLC ("Nasdaq") such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase shares of common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow the common stock to become listed again, stabilize the market price or improve the liquidity of the common stock, prevent the common stock from dropping below the Nasdaq minimum bid price requirement or prevent future noncompliance with Nasdaq’s listing requirements.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to new compliance matters.

The obligations of being a public company in the United States requires significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("the Dodd-Frank Act") and the listing requirements of Nasdaq on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Tax Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly. As a result, our management and other personnel will need to devote a substantial amount of time to remedy the identified material weaknesses and otherwise ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly impact our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional, reckless or negligent failures to comply with the regulations of the FDA and applicable non-U.S. regulators, provide accurate information to the FDA and applicable non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. Employees may also unintentionally or willfully disclose our proprietary and/or confidential information to competitors. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person or government could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, geopolitical events and general conditions in the global financial markets. A severe or prolonged economic downturn due to geopolitical unrest resulting from the Russian invasion of Ukraine, the possibility that the conflict could expand beyond eastern Europe as well as the impact of any potential new outbreaks related to the COVID-19 pandemic or other health crises, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office and laboratory space, which consists of approximately 5,000 square feet and 1,750 square feet located in Bala Cynwyd, PA and Philadelphia, PA, respectively. Our office lease expires in August 2023 with an option to extend the lease for an additional three years, and our laboratory lease expires in December 2022.

We are party to an operating lease for approximately 17,705 square feet of office space in Boston, Massachusetts, which we refer to as the Boston Lease. The Boston Lease expires in October 2029. On October 27, 2020, we entered into a sublease agreement whereby we subleased all 17,705 square feet of office space leased under the Boston Lease until October 2029.

We believe that we will need to increase both our office and laboratory facilities in the near term. We believe that both appropriate office and laboratory space will be readily available on commercially reasonable terms.

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

Holders

As of March 23, 2022, we had approximately 17,710,450 record holders of its common stock.

Dividends

We have not declared or paid any dividends since our inception nor does we expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities other than as previously disclosed by us in our Current Reports on Form 8-K as filed with the SEC.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements as a result of many factors, including those set forth under the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN") an essential protein, to the mitochondria of patients with Friedreich’s ataxia ("FA"). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. There is currently no effective therapy for FA.

We have completed two Phase 1 clinical trials in patients with FA. We have received orphan drug status, fast track designation and rare pediatric disease designation, from the U.S. Food and Drug Administration ("the FDA") for CTI‑1601. In addition, we received orphan drug and a Priority Medicines ("PRIME") designation for CTI-1601 from the European Commission and a Priority Medicines ("PRIME") designation from the European Medicines Agency ("EMA"). The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

We believe that our cell penetrating peptide ("CPP") technology platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

Since our inception, we have devoted substantially all of our resources to developing CTI-1601, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations.

CTI-1601 Program Update

On May 20, 2021 we announced that we had received an EMA PRIME designation for CTI-1601 in FA. Through PRIME, the EMA offers early and proactive support to medicine developers to optimize the generation of robust data on a medicine’s benefits and risks and enable accelerated assessment of medicines applications so that these medicines can reach patients earlier. The PRIME designation was based on both non-clinical data as well as tolerability data from the CTI-1601 Phase 1 program in patients with FA.

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

To support extended dosing of patients with CTI-1601, we conducted a 26-week NHP toxicology study in 2021. In May 2021 we notified the FDA of certain mortalities which occurred at the highest dose levels in the then-ongoing study. On May 25, 2021 the FDA placed a clinical hold on the CTI-1601 clinical program. In the clinical hold letter, the FDA stated that it needed to review a full study report from the then-ongoing NHP study and that we may not initiate additional interventional clinical trials until we have submitted such report and received notification from the FDA that additional clinical trials may commence. At the time of the FDA clinical hold, we had no interventional clinical trials with patients enrolled or enrolling and as of the date of this report, do not have interventional clinical trials with patients enrolled or enrolling.

We have completed two Phase 1 clinical trials in patients with FA but the clinical development of CTI-1601 is currently subject to a clinical hold. We submitted a complete response to the clinical hold in January 2022. In February 2022, we received feedback from the FDA following our submission of the complete response. The FDA stated that it was maintaining its clinical hold at this time and requested additional information. We are evaluating how best to respond to their request. We do not know when, or if, the clinical hold will be lifted.

Recent Financing Activities

We have funded our operating and capital requirements to date primarily with proceeds from sales of common stock, prefunded warrants for the purchase of common stock and, prior to the merger with Zafgen described below (see "Merger with Zafgen"), with capital contributions from Chondrial Holdings, LLC ("Holdings").

In June 2020, we completed the Merger, as defined below, and acquired $42.9 million of cash, cash equivalents, restricted cash and marketable debt securities that were held by Zafgen immediately prior to the Merger. We also raised $75.4 million, net of offering costs, through a private offering of common stock and prefunded warrants to purchase shares of our common stock in connection with, and immediately after, the closing of the Merger in June 2020.

In August 2020, we entered into an Equity Distribution Agreement ("the ATM Agreement") with an investment bank in connection with the establishment of an “at-the-market” offering program under which we could sell up to an aggregate of $50,000,000 of shares of our common stock from time to time through this investment bank as sales agent.

In July 2021, we sold 2,342,720 shares pursuant to the ATM Agreement for net proceeds of $19.9 million, after issuance costs. As of March 23, 2022, $29.2 million of additional shares of common stock remained available for sale by us under the ATM Agreement.

Merger with Zafgen

On December 17, 2019, we entered into an Agreement and Plan of Merger ("the Merger Agreement") with Zordich Merger Sub, Inc. ("the Merger Sub") our wholly owned subsidiary, Chondrial Therapeutics Inc. ("Chondrial") and Chondrial Holding, LLC ("Holdings") pursuant to which the Merger Sub merged with and into Chondrial, with Chondrial surviving the merger as our wholly owned subsidiary ("the Merger"). The Merger was completed on May 28, 2020 pursuant to the terms of the Merger Agreement.

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

The business combination was accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, Chondrial was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the merger: (i) Chondrial's stockholders owned a substantial majority of the voting rights in the combined company, (ii) the majority of the board of directors of the combined company was composed of directors designated by Chondrial under the terms of the Merger Agreement and (iii) existing members of Chondrial management became the management of the combined company. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Chondrial issuing stock to acquire Zafgen’s net assets. As a result, as of the closing date of the Merger, Zafgen’s net assets were recorded at their acquisition-date fair values, which were then adjusted for the difference between the purchase price and the fair value of the assets acquired, in the financial statements of Chondrial and the reported operating results prior to the business combination are those of Chondrial. As the Merger has been accounted for as an asset acquisition, goodwill has not been recorded within the consolidated balance sheet.

COVID-19 Update

In March 2020, the World Health Organization ("WHO") declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. The pandemic resulted in the temporary stoppage of our CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia in March 2020. In July 2020, we resumed these clinical trials, and have since completed both the SAD and MAD clinical trials. Since being discovered, new variants of COVID-19 have emerged, including the Omicron variant, the Alpha variant, the Beta variant, the Gamma variant, and the Delta variant.

Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19, including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity in some states, particularly in some regions of the country. Further, additional doses of vaccines may be required, and individuals may refuse or fail to receive one or more of such doses. The incidence of variants of COVID-19 has been increasing, particularly among unvaccinated individuals, and the Omicron variant has proven to be more easily spread than earlier variants.

The low vaccination rate, the spread of the variants and the evolution of additional mutations against which the current vaccines may prove ineffective could again result in major disruptions to businesses and markets worldwide. Furthermore, the incidence of "breakthrough" infections even among vaccinated individuals have been increasing, resulting in the need for booster doses which could make COVID-19 a long-term infectious disease concern. Our business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, we could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic and the efforts to mitigate it which may be imposed or could experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product, which could also impact clinical trial timelines. The financial statements do not reflect any adjustments as a result of the pandemic.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•
third-party contract costs relating to research, formulation, manufacturing, non-clinical studies and clinical trial activities;
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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical and commercial development of CTI-1601, if clinical development is allowed to continue, or any other product candidates we develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of CTI-1601 or any other product candidates we develop will depend on a variety of factors, including:

•
the scope, rate of progress and expense of clinical trials and other research and development activities, including the ongoing impact of COVID-19 on these activities;
•
clinical trial results;
•
uncertainties in clinical trial enrollment rate or design;
•
significant and changing government regulation;
•
the timing and receipt of any regulatory approvals;
•
the influence of the FDA's or other regulatory authority's on our clinical trial design and timing;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our audited consolidated financial statements are prepared in accordance with GAAP. The preparation of our audited consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our audited consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate these estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs or CMOs that conduct and manage clinical trials or manufacture clinical trial material on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense, non-clinical expense or manufacturing activities. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. In accruing CMO costs, we estimate the time period that manufacturing will be completed, the achievement of milestones and the percentage completion of each specific CMO agreement. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us recognizing adjustments in future periods as additional information becomes available.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
			Increase
	2021	2020	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$38,396	$31,407	$6,989
General and administrative	12,069	11,397	672
Total operating expenses	50,465	42,804	7,661
Loss from operations	(50,465)	(42,804)	(7,661)
Other income (expense), net	(171)	322	(493)
Net loss	$(50,636)	$(42,482)	$(8,154)

Research and development expenses

Research and development expenses for the year ended December 31, 2021 were $38.4 million compared to $31.4 million for the same period in 2020. The increase in research and development expenses compared to the prior year period was primarily driven by higher non-clinical and internal laboratory costs of $3.2 million, an increase of $2.0 million in personnel related costs due to increased headcount in our research and development functions, an increase of $1.3 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and in 2021, higher clinical supply manufacturing costs of $0.4 million, and an increase of $0.4 million in professional fees primarily related to consulting services, partly offset by a decrease of $0.6 million in clinical trial costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 were $12.1 million compared to $11.4 million for the same period in 2020. The increase in general and administrative expenses as compared to the prior year period was primarily driven by an increase of $2.0 million in stock-based compensation expense associated with stock option grants made in the second half of 2020 and thus far in 2021, an increase of $1.1 million in other operating expenses including insurance, recruiting and information technology costs required to function as a public company, and an increase of $0.3 million in personnel related costs due to increased headcount, partially offset by a decrease of $2.1 million in professional fees primarily associated with accounting, legal, communication and consulting fees and a decrease of $0.6 million in facility costs associated with the sublease agreement entered into in late 2020.

Cash Flows

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(42,105)	$(42,199)
Net cash provided by investing activities	24,169	17,090
Net cash provided by financing activities	19,885	93,587
Net increase in cash, cash equivalents and restricted cash	$1,949	$68,478

Net cash used in operating activities

During the year ended December 31, 2021, operating activities used $42.1 million of cash, resulting from our net loss of $50.6 million, adjusted for noncash expenses of $5.8 million, and changes in our operating assets and liabilities of resulting in a source of cash of $2.7 million. Our net loss was primarily attributed to operating expenses of $50.5 million. The change in operating assets and liabilities was primarily due to a decrease in prepaid expenses due to the recognition of expense of amounts previously paid, an increase in accrued expenses due to the growth in our operating activities, and partially offset by a decrease in accounts payable due to the timing of invoice processing.

During the year ended December 31, 2020, operating activities used $42.2 million of cash, resulting from our net loss of $42.5 million, adjusted for noncash expenses of $2.3 million, and changes in our operating assets and liabilities resulting in a use of cash of $2.0 million. Our net loss was primarily attributed to operating expenses of $42.8 million. The change in operating assets and liabilities was primarily due to an increase in accrued expense and prepaid expenses due to the growth in our operating activities and partially offset by a decrease in accounts payable due to the timing of invoice processing.

Net cash provided by investing activities

During the year ended December 31, 2021, investing activities provided $24.2 million of net cash, resulting from $32.8 million representing maturities and sales of marketable securities, which was offset by purchases of $8.2 million in marketable securities and $0.3 million used for the purchase of equipment.

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

Net cash provided by financing activities

During the year ended December 31, 2021, financing activities provided $19.9 million of cash from the sale of common stock under the ATM Agreement (as defined below), after issuance costs.

During the year ended December 31, 2020, financing activities provided $93.6 million of cash that was the result of proceeds from the sale of common stock of $75.6 million and capital contributions from related parties prior to the merger with Zafgen of $18 million.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $51.2 million and $42.5 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $116.8 million and a cash and cash equivalents balance of $70.1 million, excluding restricted cash of $1.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, and general and administrative costs associated with the development of CTI-1601 and our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we expect to continue to incur expenses in connection with our ongoing activities, if and as we:

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

We believe that based on our current operating plan our cash and cash equivalents will be able fund operating expenses and capital expenditure requirements for at least the next twelve months. If the timing of our clinical assumptions were delayed or if there were other forecasted assumption changes that negatively impact our operating plan, the Company could reduce expenditures in order to further extend cash resources.

Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical unrest including the potential impact of the Russian invasion of Ukraine and the possibility that the conflict could expand beyond eastern Europe, the impact of the COVID-19 pandemic and/or other health crises on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

If we are unable to obtain funding when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion or pre commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	2022	2023-2024	2025-2026	Thereafter
	(in thousands)

Lease Obligations	$8,930	$1,322	$2,211	$2,184	$3,213
Total	$8,930	$1,322	$2,211	$2,184	$3,213

Recently Issued Accounting Pronouncements

Please read Note 2 to our audited consolidated financial statements included in Part IV, Item 15, of this Annual Report for a description of recent accounting pronouncements applicable to our business.

Other Company Information

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements and the report of our independent registered public accounting firm are included in this Annual Report on Form 10-K on the pages indicated in Part IV, Item 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

With respect to the year ended December 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

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

3.4

Amended and Restated By-laws of Larimar Therapeutics, Inc. (formerly known as Zafgen, Inc.) (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 24, 2014).

4.1

Form of Company Pre-funded Warrant to Purchase Common Stock by and among the Company and certain investors (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

4.2

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed March 4, 2021).

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

10.5

Larimar Therapeutics, Inc. Form of Stock Option Grant Notice and Award Agreement under its 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 29, 2020).

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

10.8	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2020).
10.9

Employment Agreement, dated July 31, 2020, by and between the Company and Carole Ben-Maimon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 6, 2020).

10.10	Employment Agreement, dated June 1, 2020, by and between the Company and Michael Celano (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 2, 2020).
10.11**

License Agreement, by and between the Company and Wake Forest University Health Sciences, effective as of November 30, 2016. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.12**

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

10.16	Notice of Substitute Option Grant between the Company and a certain Optionee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on June 26, 2020).
10.17**

Commercial Lease by and between the Company and Shigo Center Plaza Owner, LLC dated as of February 12, 2019 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2019).

10.18**

Sublease, dated October 27, 2020 by and between the Company and Massachusetts Municipal Association, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2020).

10.19**

Master Services Agreement, dated as of September 20, 2017, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.20**

First Amendment to Master Services Agreement, dated as of November 9, 2018, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

21.1*	Subsidiaries of Larimar Therapeutics, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.
32.1*	Section 1350 certification of the Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Unincorporated Community of Bala Cynwyd, Commonwealth of Pennsylvania, on the 25th day of March 2022.

LARIMAR THERAPEUTICS, INC.

By:	/s/ Carole Ben-Maimon
Name: Carole Ben-Maimon
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carole Ben-Maimon	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2022
Carole Ben-Maimon

/s/ Michael Celano	Chief Financial Officer (principal financial and accounting officer)	March 25, 2022
Michael Celano

/s/ Joseph Truitt	Chairman, Board of Directors	March 25, 2022
Joseph Truitt

/s/ Peter Barrett	Director	March 25, 2022
Peter Barrett

/s/ Frank E. Thomas	Director	March 25, 2022
Frank E. Thomas

/s/ Jonathan Leff	Director	March 25, 2022
Jonathan Leff

/s/ Thomas E. Hamilton	Director	March 25, 2022
Thomas E. Hamilton

/s/ Thomas O. Daniel	Director	March 25, 2022
Thomas O. Daniel

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Larimar Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Larimar Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued Research and Development Expenses

As described in Notes 2 and 7 to the consolidated financial statements, the Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. Within accrued expenses, total accrued research and development expenses amounted to $5.0 million as of December 31, 2021. As disclosed, management’s process involves reviewing open contracts and purchase orders, communicating with personnel and outside vendors to identify services that have been performed, and estimating the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not been received.

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

March 25, 2022

We have served as the Company's auditor since 2020.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$70,097	$68,148
Marketable debt securities	—	24,490
Prepaid expenses and other current assets	2,107	5,314
Total current assets	72,204	97,952
Property and equipment, net	1,049	1,040
Operating lease right-of-use assets	3,406	3,936
Restricted cash	1,339	1,339
Other assets	669	419
Total assets	$78,667	$104,686
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,660	$2,634
Accrued expenses	6,592	5,843
Operating lease liabilities, current	594	515
Total current liabilities	8,846	8,992
Operating lease liabilities	5,408	6,002
Total liabilities	14,254	14,994
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 17,710,450 and 15,367,730 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	18	15
Additional paid-in capital	180,645	155,290
Accumulated deficit	(116,250)	(65,614)
Accumulated other comprehensive gain	—	1
Total stockholders’ equity	64,413	89,692
Total liabilities and stockholders’ equity	$78,667	$104,686

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$38,396	$31,407
General and administrative	12,069	11,397
Total operating expenses	50,465	42,804
Loss from operations	(50,465)	(42,804)
Other income (expense), net	(171)	322
Net loss	$(50,636)	$(42,482)
Net loss per share, basic and diluted	$(2.95)	$(3.57)
Weighted average common shares outstanding, basic and diluted	17,164,284	11,883,155
Comprehensive income (loss):
Net loss	$(50,636)	$(42,482)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	(1)	1
Total other comprehensive income (loss)	(1)	1
Total comprehensive loss	$(50,637)	$(42,481)

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692
Issuance of Common Stock. Net	2,342,720	3	19,882	—	—	19,885
Stock-based compensation expense	—	—	5,473	—	—	5,473
Unrealized loss on marketable debt securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(50,636)	—	(50,636)
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2019	6,091,250	$6	$22,432	$(23,132)	$—	$(694)
Capital contributions from related party	—	—	17,995	—	—	17,995
Merger with Zafgen Inc.	3,124,337	3	37,116	—	—	37,119
Private Placement, net of transaction costs	6,105,359	6	74,844	—	—	74,850
Issuance of Common Stock to placement agent for advisory fees in lieu of cash and other issuances of common stock	46,784	—	742	—	—	742
Stock-based compensation expense	—	—	2,161	—	—	2,161
Unrealized gain on marketable debt securities	—	—	—	—	1	1
Net loss	—	—	—	(42,482)	—	(42,482)
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(50,636)	$(42,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,473	2,161
Gain on disposal of fixed asset	(1)	—
Depreciation expense	326	155
Amortization of premium (discount) on marketable securities	(14)	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,207	(1,647)
Accounts payable	(974)	(3,288)
Accrued expenses	749	3,232
Right-of-use assets	530	405
Operating lease liabilities	(515)	(427)
Other assets	(250)	(318)
Net cash used in operating activities:	(42,105)	(42,199)
Cash flows from investing activities:
Purchase of property and equipment	(333)	(62)
Purchase of marketable debt securities	(8,248)	(24,486)
Maturities and sales of marketable debt securities	32,750	1,000
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	41,934
Merger transaction costs	—	(1,296)
Net cash provided by investing activities	24,169	17,090
Cash flows from financing activities:
Capital contribution from related party	—	17,995
Proceeds from sale of common stock and prefunded warrants, net of issuance costs	19,885	75,592
Net cash provided by financing activities	19,885	93,587
Net increase in cash, cash equivalents and restricted cash	1,949	68,478
Cash, cash equivalents and restricted cash at beginning of period	69,487	1,009
Cash, cash equivalents and restricted cash at end of period	$71,436	$69,487
Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired in the Merger, including $1.0 million of marketable debt securities and excluding cash acquired	$—	$(4,815)
Property and equipment included in accounts payable and accrued expenses	$—	$460
Leased assets obtained in exchange for new operating lease liabilities	$—	$448

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Organization

Larimar Therapeutics, Inc., together with its subsidiaries (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN") an essential protein, to the mitochondria of patients with Friedreich’s ataxia. Friedreich’s ataxia is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

In May 2021, Larimar reported positive topline data from its Phase 1 Friedreich’s ataxia, ("FA") program after completing dosing of the single ascending dose, ("SAD"), trial in December 2020 and of the multiple ascending dose, ("MAD"), trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). FXN levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of FXN levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events, ("SAEs"), associated with either the MAD or SAD trials.

To support extended dosing of patients with CTI-1601, we conducted a 26-week NHP toxicology study in 2021. In May 2021 we notified the FDA of certain mortalities which occurred at the highest dose levels in the then-ongoing study. On May 25, 2021 the FDA placed a clinical hold on the CTI-1601 clinical program. In the clinical hold letter, the FDA stated that it needed to review a full study report from the then-ongoing NHP study and that we may not initiate additional interventional clinical trials until we have submitted such report and received notification from the FDA that additional clinical trials may commence. At the time of the FDA clinical hold, we had no interventional clinical trials with patients enrolled or enrolling and as of the date of this report, do not have interventional clinical trials with patients enrolled or enrolling.

The Company submitted a complete response to the clinical hold in January 2022. In February 2022, the Company received feedback from the FDA following its submission of the complete response. The FDA stated that it was maintaining its clinical hold at this time and requested additional information. The Company is evaluating how best to respond to their request. The Company does not know when, or if, the clinical hold will be lifted.

The Company is subject to risks and uncertainties common to pre-commercial companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for its drug candidates or any other product candidates and the ability to secure additional capital to fund its operations. Drug candidates currently under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

In March 2020, the World Health Organization ("WHO"), declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. The pandemic resulted in the temporary stoppage of the Company’s CTI-1601 Phase 1 clinical trials in patients with Friedreich’s ataxia in March 2020. In July 2020, the Company resumed these clinical trials, and has since completed both of the Company's SAD and MAD clinical trials. Since being discovered, new variants of COVID-19 have emerged. In November 2021, the Omicron variant was identified in South Africa, and has been deemed a variant of concern by the WHO. In addition to the Omicron variant, the WHO has deemed four other variants to be variants of concern: the Alpha variant, the Beta variant, the Gamma variant, and the Delta variant. All of the aforementioned variants have at least one of the following characteristics resulting in the WHO deeming them variants of concern: an increase in transmissibility or detrimental change in COVID-19 epidemiology, an increase in virulence or change in clinical disease presentation, or a decrease in effectiveness of public health and social measures or available diagnostics, vaccines, or therapeutics.

Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19, including the variants that have evolved to date, the overall vaccination rate has not reached the level required for herd immunity in some areas of the country. Further, additional doses of vaccines may be required and individuals may refuse or fail to receive one or more such doses. The incidence of variants of COVID-19 has been increasing, particularly among unvaccinated individuals, and the Omicron variant has proven to be more easily spread than earlier variants.

The low vaccination rate, the spread of the variants and the evolution of additional mutations against which the current vaccines may prove ineffective could again result in major disruptions to businesses and markets worldwide. Furthermore, the incidence of "breakthrough" infections even among vaccinated individuals have been increasing, resulting in the need for booster doses which could make COVID-19 a long-term infectious disease concern. The Company’s business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, the Company could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic and the efforts to mitigate it which may be imposed or could experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product, which could also impact clinical trial timelines. The financial statements do not reflect any adjustments as a result of the pandemic.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $50.6 million and $42.5 million for the years ended December 31, 2021, and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $116.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of December 31, 2021, the Company had approximately $70.1 million of cash and cash equivalents available for use to fund its operations and capital requirements.

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

In August 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50,000,000 of shares of its common stock from time to time through this investment bank as sales agent. In July 2021, the Company sold 2,342,720 shares pursuant to the ATM Agreement for gross proceeds of $20.5 million. As of March 23, 2022, $29.2 million of additional shares of common stock remained available for sale by the Company under the ATM Agreement. See Note 8 for a further discussion of the ATM Agreement.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these consolidated financial statements, the Company expects its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements, for at least the next twelve months from the issuance of these financial statements. If the timing of our clinical assumptions were delayed or if there were other forecasted assumption changes that negatively impact our operating plan, the Company could reduce expenditures in order to further extend cash resources.

The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, will need additional capital to fund its future operating and capital requirements. Management is currently evaluating different strategies to obtain the required funding for future operations. Until the Company can generate substantial revenue, if ever, the Company expects to seek additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact the Company's ability to conduct our business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize our product candidates.

There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical unrest including the potential impact of the Russian invasion of Ukraine, the possibility that the conflict could expand beyond eastern Europe, the impact of the COVID-19 pandemic and/or other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

If the Company is unable to obtain funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue one or more of its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion or pre commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable debt securities. The Company generally maintains cash balances in various operating accounts at financial institutions that management believes to be of high credit quality in amounts that may exceed federally insured limits. The Company has not experienced losses related to its cash, cash equivalents and marketable debt securities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of commercial paper, corporate bonds and money market funds as of December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, net¸ and net operating lease assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases.

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development, clinical studies and non-clinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, non-clinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its key service providers.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient's service payments are classified.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and 2020, the Company’s only element of other comprehensive income (loss) was unrealized gain (loss) on marketable securities.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the twelve months ended December 31, 2021 and 2020 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded 2,523,305 and 2,008,902 options to purchase common stock, outstanding as of December 31, 2021 and 2020 respectively, from the computation of diluted net loss per share for the twelve months ended December 31, 2021 and 2020, respectively, because they had an anti-dilutive impact due to the net loss incurred for the periods.

Prior to the Merger the Company did not have options to purchase common stock or unvested restricted common stock to exclude from the calculation of earnings per share as all outstanding options were for common units of Holdings that upon the Merger converted into options exercisable for the shares of common stock of the Company.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company adopted the standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective and was adopted by the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s disclosures.

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

4.
Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2021 and 2020 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of December 31, 2021 and 2020:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2021
Cash equivalents:
Money market funds	$6,137	$6,137	$—	$—
Commercial paper	7,549	7,549	—	—
Corporate bonds	1,219	1,219	—	—
Total cash equivalents	14,905	14,905	—	—

December 31, 2020
Cash equivalents:
Money market funds	$4,229	$4,229	$—	$—
Commercial paper	6,499	—	6,499	—
Corporate bonds	1,907	—	1,907	—
Total cash equivalents	12,635	4,229	8,406	—

Marketable securities:
U.S Government securities	2,005	—	2,005	—
Commercial paper	22,485	—	22,485	—
Total marketable debt securities	24,490	—	24,490	—
Total cash equivalents and marketable debt securities	$37,125	$4,229	$32,896	$—

Marketable Debt Securities

The following tables summarize the Company’s marketable debt securities as of December 31, 2020. There were no marketable debt securities as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Assets:
U.S Government securities (due within 1 year)	2,005	—	—	2,005
Commercial paper (due within 1 year)	22,484	2	(1)	22,485
	$24,489	$2	$(1)	$24,490

5.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Prepaid research and development expenses	$676	$4,460
Prepaid insurance	944	571
Payroll tax receivable	208	32
Other prepaid expenses and other assets	279	251
	$2,107	$5,314

6.
Fixed Assets

Fixed assets, net consisted of the following:

		December 31,	December 31,
	Useful Life	2021	2020
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,092	849
Furniture and fixtures	7 years	456	460
Leasehold improvements	lease term	31	—
		1,645	1,375
Less: Accumulated depreciation		(596)	(335)
		$1,049	$1,040

Depreciation expense was $0.2 million for the years ended December 31, 2021 and 2020, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Accrued research and development expenses	$5,042	$3,409
Accrued payroll and related expenses	1,098	1,350
Accrued professional fees	—	924
Accrued other	452	160
	$6,592	$5,843

8.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

As of December 31, 2021, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 17,710,450 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

Equity Distribution Agreement

On August 14, 2020, the Company entered into the ATM Agreement with an investment bank, in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50,000,000 of shares of common stock (the “ATM Shares”) from time to time (the “Offering”).

Under the ATM Agreement, the Company sets the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. The Company pays its investment bank a commission equal to 3.0% of the gross proceeds of any ATM Shares sold through its investment bank under the ATM Agreement and reimburses investment bank for certain specified expenses. The Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and its investment bank, other customary obligations of the parties and termination provisions. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the ATM Agreement.

In July 2021, the Company sold 2,342,720 shares under the ATM Agreement for net proceeds of $19.9 million, after issuance costs.

As of December 31, 2021, 2,354,244 shares have been sold under the ATM Agreement for net proceeds of $20.1 million, after issuance costs. As of March 23, 2022, approximately $29.2 million of additional shares of common stock remained available for sale by the Company under the ATM Agreement.

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

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the "2020 Plan") on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaces the 2014 Plan. Option outstanding under the Prior Plans will remain outstanding, unchanged and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the 2014 Plan. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (”NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, and cash or other stock-based awards. ISOs may be granted only to the Company’s employees, including the Company’s officers, and the employees of the Company’s affiliates. All other awards may be granted to the Company’s employees, including the Company’s officers, the Company’s non-employee directors and consultants, and the employees and consultants of the Company’s affiliates.

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued under the 2020 Plan is 8,000,000 over the ten-year term of the 2020 Plan. In 2021, options to purchase 56,966 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan. As of December 31, 2021, 993,419 shares of common stock were available for grant under the 2020 Plan.

As permitted by the 2020 Plan, the Company added 708,418 shares available for grant under the 2020 Plan on January 1, 2022 increasing the maximum number of shares of the Company’s common stock that may be issued under the 2020 Plan to 1,701,837 shares.

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

The Company treated the conversion as a modification pursuant to ASC 718, Compensation—Stock Compensation, and calculated the pre- and post-modification value of the options. The increase in fair value of the options was calculated to be $1.2 million. As $0.7 million related to vested options the expense was recognized immediately on the Merger date, the remaining $0.5 million is recognized over the remaining vesting term with the original grant date fair value remaining of less than $0.1 million.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	2021	2020
Risk-free interest rate	0.89%	0.37%
Expected term (in years)	6.19	6.08
Expected volatility	91%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2021 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2020	2,008,902	$22.31	7.9
Granted	626,750	15.56
Forfeited/Expired	(112,347)	61.80
Outstanding as of December 31, 2021	2,523,305	$18.88	7.6	$0.2
Exercisable as of December 31, 2021	1,027,858	$26.52	5.9	$—
Vested and expected to vest as of December 31, 2021	2,523,305	$18.88	7.6	$0.2
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2021.

2021 Option Grants

During the year ended December 31, 2021, the Company granted options to purchase 626,750 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 626,750 options granted in 2021, 576,950 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 49,800 options were annual grants to the Company's directors and vest one year from the grant date.

January 2022 Option Grants

On January 18, 2022, the Company granted options to purchase 582,750 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Research and development	$2,104	$788
General and administrative	3,369	1,373
	$5,473	$2,161

As of December 31, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $14.6 million, which is expected to be recognized over a weighted average period of 2.66 years.

9.
Commitments and Contingencies

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

During the twelve months ended December 31, 2021 and 2020, no milestones were achieved and no milestone expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party in accordance with their terms.

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

On May 28, 2020, as part of the Merger with Zafgen, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. Starting in 2021, the right-of-use asset is being amortized to other income (expense) over the remaining lease term as a result of the sublease agreement discussed below.

On October 27, 2020, the Company entered into a sublease agreement (the “Sublease”) with Massachusetts Municipal Association, Inc. (the “Subtenant”), whereby the Company sublet the entire Premises to the Subtenant. The term of the Sublease commenced on December 4, 2020 and continues until October 30, 2029. In connection with the Sublease, the Company evaluated the need for impairment under ASC 360 and determined there was no impairment.

The Sublease provides for an initial annual base rent of $0.8 million, which increases annually up to a maximum annual base rent of $1.0 million. The Subtenant also is responsible for paying to the Company future increases in operating costs (commencing on January 1, 2022), future increases in annual tax costs (commencing July 1, 2021) and all utility costs (commencing March 1,2021) attributable to the Premises during the term of the Sublease. As part of the Sublease, the subtenant deposited a letter of credit in the amount of $0.8 million to assure their performance under the sublease. If there are no uncured events of default under the sublease, the amount of this security deposit decreases over time to $0.4 million on the sixth anniversary of the Sublease. The Company records sublease income on the Sublease on a straight-line basis as a component of other income (expense).

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for each of the two additional years. On August 4, 2020, the Company executed the first option to extend the lease for an additional year, expiring on December 31, 2021. On August 9, 2021, the Company executed the remaining option to extend the lease for an additional year, expiring on December 31, 2022. The Company determined this lease extension qualifies as a short-term lease and have applied the accounting policy election to not record the related right-of-use asset and lease liabilities.

Expense arising from operating leases was $0.3 million and $0.7 million during the twelve months ended December 31, 2021 and 2020, respectively. For operating leases, the weighted-average remaining lease term for leases at December 31, 2021 and 2020 was 7.6 and 8.6 years, respectively. For operating leases, the weighted average discount rate for leases at December 31, 2021 and 2020 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of December 31, 2021 are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2022	$1,197
2023	1,146
2024	1,065
2025	1,083
2026	1,101
Thereafter	3,213
Total lease payments	8,805
Less: imputed interest	(2,803)
Present value of lease liabilities	$6,002

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

10.
Income Taxes

During the years ended December 31, 2021, and 2020, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows.

	Years ended December 31,
	2021	2020
Domestic	$(50,617)	$(42,608)
Foreign	(19)	126
	$(50,636)	$(42,482)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.4	7.8
Change in state tax rate	(14.5)	—
Federal and state research and development tax credit	7.9	13.5
Nondeductible permanent differences	(0.6)	(0.2)
Change in deferred tax asset valuation allowance	(17.2)	(42.1)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Deferred tax assets:
Capitalized R&D Expenses	$65,781	$73,014
Stock Based Compensation	1,458	490
Net operating Loss Carryforwards	43,219	32,081
Tax credit carryforwards	12,912	8,904
Other Temporary Differences	24	50
Fixed Assets & Intangibles	44	75
Operating Lease Liability	1,477	1,786
Total deferred tax assets	$124,915	$116,400
Deferred tax liabilities:
Operating Right of Use Asset	(899)	(1,081)
Total deferred tax liabilities	$(899)	$(1,081)
Less: Valuation allowance	$(124,016)	$(115,319)
Net deferred tax assets / (liabilities)	$—	$—

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2021 related primarily to the increase in net operating loss carryforwards and tax credit carryforwards and a decrease other deferred tax assets associated with a reduction in the Company’s effective state rate. The change in the valuation allowance during the year ended December 31, 2020 related primarily to deferred tax assets acquired as a result of the Merger with Zafgen, increase in net operating loss carryforwards, and tax credit carryforwards, Changes to the valuation allowance were as follows:

	Years ended December 31,
	2021	2020
Valuation allowance as of the beginning of the year	$115,319	$11,735
Increases acquired as a result of the Merger with Zafgen	—	85,689
Increases recorded to income tax provision	8,697	17,895
Valuation Allowance at end of Year	$124,016	$115,319

As of December 31, 2021, the Company had net operating loss carryforwards that expire for federal, foreign and state income tax purposes of $158.8 million, $1.2 million and $131.3 million, respectively. The federal and state operating losses begin to expire in 2026 and 2030, while the foreign net loss carryforward can be carried forward indefinitely. As of December 31, 2021, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $120.0 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. As of December 31, 2021, the Company also had available tax credit carryforwards for federal and state income tax purposes of $12.9 million which begin to expire in 2039. Utilization of the pre-Merger net operating loss carryforwards attributable to Zafgen, of approximately $33.5 million, are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes occurred during the tax year associated with the Merger. In addition to the limitation of the pre-Merger NOL’s of Zafgen, the net capitalized R&D deferred tax assets in the amount of $73.0 million is subject to the built-in loss rules under Section 382 and may not be realized if the underlying asset associated with the R&D is disposed within five years of the Merger, or May 28, 2025. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The ownership changes will limit the amount of pre-merger Zafgen carryforwards that can be utilized annually to offset future taxable income with an annual limitation of approximately $35 thousand per year. The Company has reduced their NOL and R&D tax credit deferred tax assets associated with the pre-Merger Zafgen operations as a result of the 382 analysis.

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

As of December 31, 2021 and 2020, the Company’s net deferred tax asset balance before the valuation allowance was $124.0 million and $115.3 million, respectively, and was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2021 and 2020, gross deferred tax assets increased due to deferred tax assets acquired as a result of the Merger with Zafgen, additional net operating loss carryforwards, research and development tax credits generated.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021 and 2020. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

11.
Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Holdings. On November 30, 2016, 30% immediately vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which was subsequently contributed to the Company on December 31, 2018. The remaining 70% vested ratably over 48 months beginning on December 1, 2016. The consulting agreement had a four-year term, subject to earlier termination. On November 30, 2020, the Company entered into a 1-month extension of the Consulting Engagement, expiring on December 31, 2020.On January 1, 2021, the Company entered into a new consulting agreement with Mark Payne, M.D. which extended the term of the Consulting Engagement for a four-year term beginning on January 1, 2021. During each of the twelve months ended December 31, 2021 and 2020, the Company recognized $0.1 million, related to this consulting agreement, recorded as research and development expense in the Statement of Operations.

The funding to the Company originated from Holdings’ sale of Series A Preferred Units and Series B convertible preferred units (the "Units") with Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P. and Deerfield Health Innovations Fund, L.P. (together, the “Deerfield Funds”), and certain other purchasers, from inception through May 28, 2020 and the contribution of the proceeds received by Holdings on such sales to the Company in order to fund the Company’s operations.

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

During the twelve months ended December 31, 2020, Holdings provided the Company non-interest bearing, permanent funding from the above Series A and Series B preferred unit transactions, totaling $18.0 million which has been recorded as capital contributions with the balance of combined equity and additional paid in capital on the consolidated balance sheets and consolidated statements of changes in stockholders’ equity for each respective period. No contributions were made by Holdings subsequent to the Merger.

During 2020, the Company purchased a piece of laboratory equipment for $0.5 million from a supplier of which one the Company's directors is also a current director. During 2021, the Company purchased a piece of laboratory equipment and lab supplies for a cumulative $0.1 million from the same supplier.