Form 10-Q
period 2022-03-31
Larimar Therapeutics, Inc.
filed 2022-05-12
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 17,710,450 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption; and
•
the extent to which health epidemics, unforeseen emergencies and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic and the efforts to mitigate it, geopolitical turmoil, including the ongoing invasion of Ukraine by Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism or other acts of war could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of CTI-1601.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 25, 2022. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$62,564	$70,097
Prepaid expenses and other current assets	2,315	2,107
Total current assets	64,879	72,204
Property and equipment, net	1,067	1,049
Operating lease right-of-use assets	3,270	3,406
Restricted cash	1,339	1,339
Other assets	668	669
Total assets	$71,223	$78,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,417	$1,660
Accrued expenses	5,840	6,592
Operating lease liabilities, current	616	594
Total current liabilities	8,873	8,846
Operating lease liabilities	5,245	5,408
Total liabilities	14,118	14,254
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 17,710,450 shares issued and outstanding as of March 31, 2022 and December 31, 2021	18	18
Additional paid-in capital	182,280	180,645
Accumulated deficit	(125,193)	(116,250)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	57,105	64,413
Total liabilities and stockholders’ equity	$71,223	$78,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$5,806	$8,974
General and administrative	3,081	3,132
Total operating expenses	8,887	12,106
Loss from operations	(8,887)	(12,106)
Other income (expense), net	(56)	18
Net loss and Total comprehensive loss	$(8,943)	$(12,088)
Net loss per share, basic and diluted	$(0.49)	$(0.76)
Weighted average common shares outstanding, basic and diluted	18,338,853	15,996,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413
Stock-based compensation expense	—	—	1,635	—	—	1,635
Net loss	—	—	—	(8,943)	—	(8,943)
Balances as of March 31, 2022	17,710,450	$18	$182,280	$(125,193)	$—	$57,105

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692
Stock-based compensation expense	—	—	1,180	—	—	1,180
Net loss	—	—	—	(12,088)	—	(12,088)
Balances as of March 31, 2021	15,367,730	$15	$156,470	$(77,702)	$1	$78,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,943)	$(12,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,635	1,180
Depreciation expense	82	73
Amortization of premium on marketable securities	—	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(208)	625
Accounts payable	657	564
Accrued expenses	(752)	(1,232)
Right-of-use assets	136	131
Operating lease liabilities	(141)	(123)
Other assets	1	(331)
Net cash used in operating activities:	(7,533)	(11,206)
Cash flows from investing activities:
Purchase of marketable debt securities	—	(1,749)
Maturities and sales of marketable debt securities	—	7,000
Net cash provided by investing activities	—	5,251
Cash flows from financing activities:	—	—
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	(7,533)	(5,955)
Cash, cash equivalents and restricted cash at beginning of period	71,436	69,487
Cash, cash equivalents and restricted cash at end of period	$63,903	$63,532
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$100	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Organization, Clinical Development, Nature of the Business, COVID-19, Clinical Hold and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN") an essential protein, to the mitochondria of patients with Friedreich’s ataxia. Friedreich’s ataxia is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

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

In May 2021, the FDA placed a clinical hold on the Company's CTI-1601 clinical program after the Company notified the agency of mortalities at the highest dose levels of the 26-week non-human primate toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, Larimar had no interventional clinical trials with patients enrolling or enrolled. In February 2022, in response to the Company submitting a complete response to the FDA, the Agency stated that it was maintaining the clinical hold and that additional data are needed to resolve the clinical hold. Larimar subsequently submitted a request for an FDA Type C meeting. This meeting request has been granted and is scheduled for early in the third quarter of 2022. Throughout the course of the interactions associated with the Type C meeting, Larimar intends to work with the Agency to enable resolution of the clinical hold and to agree on the study design and timing of the next proposed clinical trial. Larimar does not know when, or if the clinical hold will be lifted.

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

Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19, including the variants that have evolved to date, the overall vaccination rate has not reached the level required for herd immunity in some areas of the country. Further, additional doses of vaccines have been and may continue to be required and individuals may refuse or fail to receive one or more such doses. The incidence of variants of COVID-19 has been increasing, particularly among unvaccinated individuals, and the Omicron variant has proven to be more easily spread than earlier variants.

The low vaccination rate, the spread of the variants and the evolution of additional mutations against which the current vaccines may prove ineffective could again result in major disruptions to businesses and markets worldwide. Furthermore, the incidence of "breakthrough" infections even among vaccinated individuals have been increasing, resulting in the need for booster doses which could make COVID-19 a long-term infectious disease concern. The Company’s business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, the Company could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic and the efforts to mitigate it which may be imposed or could experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product, which could also impact clinical trial timelines. The condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP.

Going Concern Assessment

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $8.9 million and $12.1 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $125.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2022, the Company had approximately $62.6 million of cash and cash equivalents available for use to fund its operations and capital requirements.

In August 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50,000,000 of shares of its common stock from time to time through this investment bank as sales agent. In 2021, the Company sold 2,342,720 shares pursuant to the ATM Agreement for gross proceeds of $20.5 million. As of May 10, 2022, $29.2 million of additional shares of common stock remained available for sale by the Company under the ATM Agreement. See Note 7 for a further discussion of the ATM Agreement.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements, for at least the next twelve months from the issuance of these financial statements. If the timing of our clinical assumptions were delayed or if there were other forecasted assumption changes that negatively impact our operating plan, the Company could reduce expenditures in order to further extend cash resources.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed on March 25, 2022.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2022 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2022 and 2021 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded 3,078,511 and 2,397,152 common stock equivalents outstanding as of March 31, 2022 and 2021, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that is not yet effective and believe the new guidance will not have a material impact on the condensed consolidated results of operations, cash flows or financial position.

3.
Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable debt securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2022 and December 31, 2021 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents as of March 31, 2022 and December 31, 2021:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2022
Cash equivalents:
Money market funds	$7,423	$7,423	$—	$—
Total cash equivalents	7,423	7,423	—	—

December 31, 2021
Cash equivalents:
Money market funds	$6,137	$6,137	$—	$—
Commercial paper	7,549	7,549	—	—
Corporate bonds	1,219	1,219	—	—
Total cash equivalents	14,905	14,905	—	—

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Prepaid research and development expenses	$1,146	$676
Prepaid insurance	553	944
Payroll tax receivable	323	208
Other prepaid expenses and other assets	293	279
	$2,315	$2,107

5.
Fixed Assets

Fixed assets, net consisted of the following:

		March 31,	December 31,
	Useful Life	2022	2021
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,192	1,092
Furniture and fixtures	7 years	456	456
Leasehold improvements	lease term	31	31
		1,745	1,645
Less: Accumulated depreciation		(678)	(596)
		$1,067	$1,049

Depreciation expense during the three months ended March 31, 2022 and 2021 was $0.1 million, respectively.

6.
Accrued Expenses

	March 31,	December 31,
	2022	2021
	(in thousands)
Accrued research and development expenses	$4,775	$5,042
Accrued payroll and related expenses	553	1,098
Accrued other	512	452
	$5,840	$6,592

7.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

As of March 31, 2022, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 17,710,450 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

In 2021, the Company sold 2,342,720 shares under the ATM Agreement for net proceeds of $19.9 million.

As of March 31, 2022, 2,354,244 shares of Common Stock have been sold under the ATM Agreement for net proceeds of $20.1 million. As of May 10, 2022, approximately $29.2 million shares of common stock still remained available for sale by the Company under the ATM Agreement.

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the "2020 Plan") on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaces the predecessor plans (the "Prior Plans") that the Company assumed following its merger with Zafgen, Inc. ("Zafgen") in May 2020. Options outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the Prior Plans. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

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

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued under the 2020 Plan is 8,000,000 over the ten-year term of the 2020 Plan. In 2022 and 2021, respectively, options to purchase 450 and 56,966 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan.

As permitted by the 2020 Plan, the Company added 708,418 shares available for grant under the 2020 Plan on January 1, 2022. As of March 31, 2022, 1,114,743 shares of common stock were available for grant under the 2020 Plan.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	March 31,	December 31,
	2022	2021
Risk-free interest rate	1.75%	0.89%
Expected term (in years)	6.25	6.19
Expected volatility	90%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2021	2,523,305	$1.88	7.6
Granted	600,950	8.81
Forfeited/Expired	(45,744)	27.97
Outstanding as of March 31, 2022	3,078,511	$16.78	7.9	$—
Exercisable as of March 31, 2022	1,195,114	$24.53	6.3	$—
Vested and expected to vest as of March 31, 2022	3,078,511	$16.78	7.9	$—

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at March 31, 2022.

2022 Option Grants

During the three months ended March 31, 2022, the Company granted options to purchase 600,950 shares of common stock to employees of the Company under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. These options vest over four years with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted during three months ended March 31, 2022 was $6.61.

In May 2022, the Company granted options to purchase 251,500 shares of common stock to employees and directors of the Company under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 251,500 options granted in May 2022, 210,000 were granted to employees and vest over four years with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 41,500 options were annual grants to the Company's directors and vest one year from the grant date.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021

Research and development	$655	$438
General and administrative	980	742
	$1,635	$1,180

As of March 31, 2022, total unrecognized compensation expense related to unvested stock options and restricted stock units was $16.9 million, which is expected to be recognized over a weighted average period of 2.68 years.

8.
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

During the three months ended March 31, 2022, no milestones were achieved and no milestone expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party in accordance with their terms.

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

On May 28, 2020, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the condensed consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The right-of-use asset is being amortized to other income/(expense) over the remaining lease term as a result of the sublease described below.

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

The Sublease provides for an initial annual base rent of $0.8 million, which increases annually up to a maximum annual base rent of $1.0 million. The Subtenant also is responsible for paying to the Company future increases in operating costs (commencing on January 1, 2022), future increases in annual tax costs (commencing July 1, 2021) and all utility costs (commencing March 1, 2021) attributable to the Premises during the term of the Sublease. As part of the Sublease, the subtenant deposited a letter of credit in the amount of $0.8 million to assure their performance under the sublease. If there are no uncured events of default under the sublease, the amount of this security deposit decreases over time to $0.4 million on the sixth anniversary of the Sublease. The Company records sublease income on this sublease on a straight-line basis as a component of other income/(expense).

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

Expense arising from operating leases was $0.1 million during the three months ended March 31, 2022 and 2021, respectively. For operating leases, the weighted-average remaining lease term for leases at March 31, 2022 and December 31, 2021 was 7.4 and 7.6 years, respectively. For operating leases, the weighted average discount rate for leases at March 31, 2022 and December 31, 2021 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of March 31, 2022 are as follows:

Operating
(in thousands)	Leases
Nine months ending December 31, 2022	$899
Year ended December 31, 2023	1,146
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Year ended December 31, 2026	1,101
Thereafter	3,213
Total lease payments	8,507
Less: imputed interest	(2,646)
Present value of lease liabilities	$5,861

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Holdings. On November 30, 2016, 30% immediately vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which was subsequently contributed to the Company on December 31, 2018. The remaining 70% vested ratably over 48 months beginning on December 1, 2016 and were fully vested as of December 31, 2020. The consulting agreement has a four-year term, subject to earlier termination. On November 30, 2020, The Company entered into a 1-month extension of the Consulting Engagement, expiring on December 31, 2020 and on January 1, 2021, the Company entered into a new consulting agreement with Dr. Payne which extended the term of the Consulting Engagement for a four-year term beginning on January 1, 2021. During the three months ended March 31, 2022 and 2021 the Company recognized less than $0.1 million related to this consulting agreement, recorded as research and development expense in the Condensed Consolidated Statements of Operations.

During 2021, the Company purchased a piece of laboratory equipment and lab supplies for a cumulative $0.1 million from a supplier of which one of the Company's directors is also a current director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our Annual Report on Form 10-K filed with the SEC on March 25, 2022, in addition to the "Risk Factors" and “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have completed two Phase 1 clinical trials in patients with FA. We have received an orphan drug designation, fast track designation and rare pediatric disease designation, from the U.S. Food and Drug Administration (the "FDA") for CTI‑1601. In addition, we received orphan drug designation for CTI-1601 from the European Commission and a Priority Medicines ("PRIME") designation from the European Medicines Agency ("EMA"). The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

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

In May 2021, the FDA placed a clinical hold on our CTI-1601 clinical program after we notified the agency of mortalities at the highest dose levels of the 26-week non-human primate toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, we had no interventional clinical trials with patients enrolling or enrolled. In February 2022, in response to the complete response we submitted to the FDA, the Agency stated that it was maintaining the clinical hold and that additional data are needed to resolve the clinical hold. We subsequently submitted a request for an FDA Type C meeting. This request was granted and is scheduled for early in the third quarter of 2022. Throughout the course of the interactions associated with the Type C meeting, we intend to work with the Agency to enable resolution of the clinical hold and to agree on the study design and timing of the next proposed clinical trial. We do not know when, or if the clinical hold will be lifted.

Financing Activities

We have funded our operating and capital requirements to date primarily with proceeds from sales of common stock and prefunded warrants for the purchase of common stock and, prior to our May 2020 merger with Zafgen, with capital contributions from Chondrial Holdings, LLC ("Holdings").

In August 2020, we entered into an Equity Distribution Agreement ("the ATM Agreement") with an investment bank in connection with the establishment of an “at-the-market” offering program under which we could sell up to an aggregate of $50,000,000 of shares of our common stock from time to time through this investment bank as sales agent.

In July 2021, we sold 2,342,720 shares pursuant to the ATM Agreement for net proceeds of $19.9 million, after issuance costs. As of May 10, 2022, $29.2 million of additional shares of common stock remained available for sale by us under the ATM Agreement.

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

Vaccines manufactured by Moderna, Pfizer and Johnson & Johnson were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19, including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity in some states, particularly in some regions of the country. Further, additional doses of vaccines have been and may be required in the future, and individuals may refuse or fail to receive one or more of such doses. The incidence of variants of COVID-19 has been increasing, particularly among unvaccinated individuals, and the Omicron variant has proven to be more easily spread than earlier variants.

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

Results of Operations

Comparison of three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
			Increase
	2022	2021	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$5,806	$8,974	$(3,168)
General and administrative	3,081	3,132	(51)
Total operating expenses	8,887	12,106	(3,219)
Loss from operations	(8,887)	(12,106)	3,219
Other income (expense), net	(56)	18	(74)
Net loss	$(8,943)	$(12,088)	$3,145

Research and development expenses

Research and development expenses for the three months ended March 31, 2022 decreased $3.2 million compared to the three months ended March 31, 2021. The decrease in research and development expenses as compared to the prior year period was primarily driven by lower clinical supply manufacturing costs of $2.2 million and a decrease of $1.9 million in clinical trial costs, partially offset by an increase of $0.3 million in personnel related costs due to headcount additions in our research and development functions, higher non-clinical costs of $0.2 million, an increase of $0.2 million in professional fees primarily related to consulting services and an increase of $0.2 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 decreased $0.1 million compared to the three months ended March 31, 2021. The decrease in general and administrative expenses as compared to the prior year period was primarily driven by a decrease of $0.3 million in professional fees primarily associated with reduced recruiting and consulting services performed in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, partially offset by an increase of $0.2 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022 and an increase of $0.1 million in personnel related costs due to salary adjustments made in the three months ended March 31, 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(7,533)	$(11,206)
Net cash provided by investing activities	—	5,251
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	$(7,533)	$(5,955)

Net cash used in operating activities

During the three months ended March 31, 2022, operating activities used $7.5 million of cash, resulting from our net loss of $8.9 million, adjusted for noncash expenses of $1.7 million and changes in our operating assets and liabilities of $0.3 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. The change in operating assets and liabilities was primarily due to a decrease in accrued expenses and offset by an increase in accounts payable and prepaid expenses.

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

During the three months ended March 31, 2022, there were no investing activities.

During the three months ended March 31, 2021, investing activities provided $5.3 million of cash, resulting from a $7.0 million increase from maturities of marketable debt securities, which was partially offset by $1.7 million in purchases of new marketable debt securities.

Net cash provided by financing activities

During the three months ended March 31, 2022 and 2021 there were no financing activities.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $8.9 million and $12.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $125.2 million and cash and cash equivalents of $62.6 million, excluding restricted cash of $1.3 million.

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

We believe that based on our current operating plan our cash and cash equivalents will be able fund operating expenses and capital expenditure requirements for at least the next twelve months. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

If we are unable to obtain funding when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion or pre commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended March 31, 2022, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2021 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)