Form 10-Q
period 2022-06-30
Larimar Therapeutics, Inc.
filed 2022-08-11
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 17,710,450 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
further delays or changes in our anticipated clinical timelines, due to our interactions with the FDA related to resolving the current clinical hold on CTI-1601, as well as delays in patient recruitment (including the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and FDA's request for additional toxicology studies, changes in clinical protocols including FDA's acceptance of our proposed four-week dose exploration study, regulatory restrictions, including additional clinical holds, and milestones for CTI-1601, including those associated with COVID-19 and the efforts to mitigate it;
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
•
our ability to maintain our relationships, and contracts with our key vendors and to identify and contract with alternate or secondary key vendors;
•
our ability to recruit and retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
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

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,736	$70,097
Marketable debt securities	35,188	—
Prepaid expenses and other current assets	1,820	2,107
Total current assets	56,744	72,204
Property and equipment, net	986	1,049
Operating lease right-of-use assets	3,134	3,406
Restricted cash	1,339	1,339
Other assets	649	669
Total assets	$62,852	$78,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$425	$1,660
Accrued expenses	6,656	6,592
Operating lease liabilities, current	638	594
Total current liabilities	7,719	8,846
Operating lease liabilities	5,077	5,408
Total liabilities	12,796	14,254
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 17,710,450 shares issued and outstanding as of June 30, 2022 and December 31, 2021	18	18
Additional paid-in capital	183,955	180,645
Accumulated deficit	(133,860)	(116,250)
Accumulated other comprehensive loss	(57)	—
Total stockholders’ equity	50,056	64,413
Total liabilities and stockholders’ equity	$62,852	$78,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,644	$9,102	$11,450	$18,076
General and administrative	3,043	3,441	6,124	6,573
Total operating expenses	8,687	12,543	17,574	24,649
Loss from operations	(8,687)	(12,543)	(17,574)	(24,649)
Other income (expense), net	20	(66)	(36)	(48)
Net loss	$(8,667)	$(12,609)	$(17,610)	$(24,697)
Net loss per share, basic and diluted	$(0.47)	$(0.79)	$(0.96)	$(1.54)
Weighted average common shares outstanding, basic and diluted	18,338,853	15,996,133	18,338,853	15,996,133
Comprehensive loss:
Net loss	$(8,667)	$(12,609)	$(17,610)	$(24,697)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(57)	—	(57)	—
Total other comprehensive loss	(57)	—	(57)	—
Total comprehensive loss	$(8,724)	$(12,609)	$(17,667)	$(24,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413
Stock-based compensation expense	—	—	1,635	—	—	1,635
Net loss	—	—	—	(8,943)	—	(8,943)
Balances as of March 31, 2022	17,710,450	$18	$182,280	$(125,193)	$—	$57,105
Stock-based compensation expense	—	—	1,675	—	—	1,675
Unrealized loss on marketable debt securities	—	—	—	—	(57)	(57)
Net loss	—	—	—	(8,667)	—	(8,667)
Balances as of June 30, 2022	17,710,450	$18	$183,955	$(133,860)	$(57)	$50,056

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain	Equity
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692
Stock-based compensation expense	—	—	1,180	—	—	1,180
Net loss	—	—	—	(12,088)	—	(12,088)
Balances as of March 31, 2021	15,367,730	$15	$156,470	$(77,702)	$1	$78,784
Stock-based compensation expense	—	—	1,350	—	—	1,350
Net loss	—	—	—	(12,609)	—	(12,609)
Balances as of June 30, 2021	15,367,730	$15	$157,820	$(90,311)	$1	$67,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,610)	$(24,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,310	2,530
Loss on disposal of fixed asset	—	5
Depreciation expense	163	150
Amortization of premium on marketable securities	(3)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	287	1,908
Accounts payable	(1,235)	(1,466)
Accrued expenses	64	(168)
Right-of-use assets	272	263
Operating lease liabilities	(287)	(249)
Other assets	20	(253)
Net cash used in operating activities:	(15,019)	(21,988)
Cash flows from investing activities:
Purchase of property and equipment	(100)	(31)
Purchase of marketable debt securities	(35,242)	(1,749)
Maturities and sales of marketable debt securities	—	26,250
Net cash provided by (used in) investing activities	(35,342)	24,470
Cash flows from financing activities:	—	—
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	(50,361)	2,482
Cash, cash equivalents and restricted cash at beginning of period	71,436	69,487
Cash, cash equivalents and restricted cash at end of period	$21,075	$71,969
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$—	$295

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

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

Also in May 2021, the FDA placed a clinical hold on the Company's CTI-1601 clinical program after the Company notified the agency of mortalities at the highest dose levels of the 26-week non-human primate toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, Larimar had no interventional clinical trials with patients enrolling or enrolled.

In February 2022, in response to the Company's complete response to the clinical hold discussed above, the Agency stated that it was maintaining the clinical hold and that additional data are needed to resolve the clinical hold. Larimar subsequently submitted a request for an FDA Type C meeting.

In the third quarter of 2022, the Company and the FDA had a Type-C meeting. The purpose of the Type C Meeting was to obtain FDA feedback on the information needed to resolve CTI-1601's current clinical hold in full or in part, as well as to discuss a proposed change in CTI-1601’s clinical development plan to introduce a Phase 2 dose exploration study to precede initiation of an open label extension study. The Company plans to submit a complete response to the CTI-1601 clinical hold later in the third quarter of 2022. In conjunction with the complete response, Larimar is proposing as CTI-1601’s next clinical trial a Phase 2, four-week dose exploration study in FA patients starting at the lower dose levels tested in the Company’s Phase 1 multiple-ascending dose clinical trial. This study will provide data on extended dosing of lower doses of CTI-1601, providing insights into safety and tolerability as well as whether lower doses for longer periods of time can increase frataxin levels, while still maintaining acceptable exposures. Throughout the course of the interactions with the FDA, Larimar intends to continue to work with the Agency to enable resolution of the clinical hold and to agree on the study design and timing of the next proposed clinical trial. Larimar does not know when, or if the clinical hold will be lifted.

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

In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. The Company’s business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, the Company could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic and the efforts to mitigate it which may be imposed or could experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product, which could also impact clinical trial timelines. The condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP.

Going Concern Assessment

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $17.6 million and $24.7 million for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $133.9 million. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2022, the Company had approximately $54.9 million of cash, cash equivalents and marketable debt securities available for use to fund its operations and capital requirements.

In August 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with an investment bank in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50,000,000 of shares of its common stock from time to time through this investment bank as sales agent. In 2021, the Company sold 2,342,720 shares pursuant to the ATM Agreement for gross proceeds of $20.5 million. As of June 30, 2022, $29.2 million of additional shares of common stock remained available for sale by the Company under the ATM Agreement. See Note 7 for a further discussion of the ATM Agreement.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable debt securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements, for at least twelve months from the issuance of these financial statements. If the timing of our clinical assumptions were delayed or if there were other forecasted assumption changes that negatively impact our operating plan, the Company could reduce expenditures in order to further extend cash resources.

The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will need additional capital to fund its future operating and capital requirements. Until the Company can generate substantial revenue, if ever, management continuously evaluates different strategies to obtain the required funding for future operations. These strategies include seeking additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights, minimum required cash balances and other operating restrictions that could adversely impact the Company's ability to conduct its business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize our product candidates.

There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical unrest including the potential impact of the Russian invasion of Ukraine, the possibility that the conflict could expand beyond eastern Europe, the impact of the COVID-19 pandemic and/or other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2022, condensed consolidated results of operations for the three and six months ended June 30, 2022 and condensed consolidated statement of cash flows for the six months ended June 30, 2022 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expense, valuation of stock-based awards and valuation of leases. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.

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

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is the vesting period of the respective award. Typically, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company accounts for forfeitures as they occur.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2022 and 2021 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded 3,130,370 and 2,546,962 common stock equivalents outstanding as of June 30, 2022 and 2021, respectively, from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

3.
Fair Value Measurements and Marketable Debt Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable debt securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2022 and December 31, 2021 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of June 30, 2022 and cash equivalents as of December 31, 2021:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2022
Cash equivalents:
Money market funds	$17,678	17,678
Total cash equivalents	17,678	17,678	—	—

Marketable debt securities:
U.S. Government securities	35,188	—	35,188
Total marketable debt securities	35,188	—	35,188	—
Total cash equivalents and marketable debt securities	$52,866	$17,678	$35,188	$—

December 31, 2021
Cash equivalents:
Money market funds	$6,137	$6,137	$—	$—
Commercial paper	7,549	7,549	—	—
Corporate bonds	1,219	1,219	—	—
Total cash equivalents	14,905	14,905	—	—

The accrued interest receivable related to the Company’s investments was $0.1 million as of June 30, 2022 and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. There was no accrued interest receivable and December 31, 2021.

The Company classifies its money market funds which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in U.S. treasury securities corporate commercial paper, and corporate debt securities as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs

As of June 30, 2022 and December 31, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2022 and December 31, 2021, no allowances for credit losses for the Company’s investments were recorded. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

Marketable Debt Securities

The following table summarizes the Company's marketable debt securities as of June 30, 2022. The Company held no marketable debt securities as of December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2022
Assets:
U.S. Government securities	$35,245	—	(57)	$35,188
	$35,245	$—	$(57)	$35,188

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Prepaid research and development expenses	$1,031	$676
Prepaid insurance	186	944
Payroll tax receivable	237	208
Other prepaid expenses and other assets	366	279
	$1,820	$2,107

5.
Fixed Assets

Fixed assets, net consisted of the following:

		June 30,	December 31,
	Useful Life	2022	2021
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,192	1,092
Furniture and fixtures	7 years	456	456
Leasehold improvements	lease term	31	31
		1,745	1,645
Less: Accumulated depreciation		(759)	(596)
		$986	$1,049

Depreciation expense during the three and six months ended June 30, 2022 was $0.1 million, respectively. Depreciation expense during the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively.

6.
Accrued Expenses

	June 30,	December 31,
	2022	2021
	(in thousands)
Accrued research and development expenses	$5,135	$5,042
Accrued payroll and related expenses	1,002	1,098
Accrued other	519	452
	$6,656	$6,592

7.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded Warrants

As of June 30, 2022, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 17,710,450 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

As of June 30, 2022, 2,354,244 shares of Common Stock have been sold under the ATM Agreement for net proceeds of $20.1 million. As of June 30, 2022, approximately $29.2 million shares of common stock still remained available for sale by the Company under the ATM Agreement.

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

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, or (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued under the 2020 Plan is 8,000,000 over the ten-year term of the 2020 Plan. During the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively, options to purchase 130,308 and 56,966 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan.

As permitted by the 2020 Plan, the Company added 614,709 and 708,418 shares available for grant to the 2020 Plan on January 1, 2021 and January 1, 2022, respectively. As of June 30, 2022, 998,301 shares of common stock were available for grant under the 2020 Plan.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	June 30,	December 31,
	2022	2021
Risk-free interest rate	2.11%	0.89%
Expected term (in years)	6.21	6.19
Expected volatility	89%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2021	2,523,305	$18.88	7.6
Granted	852,450	7.08
Forfeited/Expired	(245,385)	61.54
Outstanding as of June 30, 2022	3,130,370	$12.32	8.3	$—
Exercisable as of June 30, 2022	1,201,628	$14.98	7.4	$—
Vested and expected to vest as of June 30, 2022	3,130,370	$12.32	8.3	$—
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at June 30, 2022. At June 30, 2022, none of the Company's stock options were "in the money."

2022 Option Grants

During the six months ended June 30, 2022, the Company granted options to purchase 852,450 shares of common stock to employees and directors of the Company under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 852,450 options granted in 2022, 810,950 were granted to employees and vest over four years with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 41,500 options were annual grants to the Company's directors and vest one year from the grant date. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $5.31.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$694	$515	$1,349	$953
General and administrative	981	835	1,961	1,577
	$1,675	$1,350	$3,310	$2,530

As of June 30, 2022, total unrecognized compensation expense related to unvested stock options was $15.7 million, which is expected to be recognized over a weighted average period of 2.47 years.

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

In partial consideration for the right and license granted under these agreements, the Company will pay each of WFUHS and IU a royalty of a low single digit percentage of net sales of licensed products depending on whether there is a valid patent covering such products. As additional consideration for these agreements, the Company is obligated to pay each of WFUHS and IU certain milestone payments of up to $2.6 million in the aggregate upon the achievement of certain developmental milestones, commencing on the enrollment of the first patient in a Phase 1 clinical trial. The Company enrolled the first patient in its SAD trial on December 11, 2019 and paid WFUHS and IU less than $0.1 million. The Company will also pay each of WFUHS and IU sublicensing fees ranging from a high-single digit to a low double-digit percentage of sublicense consideration depending on the Company’s achievement of certain regulatory milestones as of the time of receipt of the sublicense consideration. The Company is also obligated to reimburse WFUHS and IU for patent-related expenses. In the event that the Company disputes the validity of any of the licensed patents, the royalty rate would be tripled during such dispute. The Company is also obligated to pay to IU a minimum annual royalty of less than $0.1 million per annum starting in the 2020 calendar year for the term of the agreement.

In the event that the Company is required to pay IU consideration, then the Company may deduct 20% of such IU consideration on a dollar-for-dollar basis from the consideration due to WFUHS. In the event that the Company is required to pay WFUHS consideration, then the Company may deduct 60% of such WFUHS consideration on a dollar-for-dollar basis from the consideration due to IU.

During the three and six months ended June 30, 2022, no milestones were achieved and no milestone expense was recognized. Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party in accordance with their terms.

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

The Sublease provided for an initial annual base rent of $0.8 million, which increases annually up to a maximum annual base rent of $1.0 million. The Subtenant also is responsible for paying to the Company future increases in operating costs (commencing on January 1, 2022), future increases in annual tax costs (commencing July 1, 2021) and all utility costs (commencing March 1, 2021) attributable to the Premises during the term of the Sublease. As part of the Sublease, the subtenant deposited a letter of credit in the amount of $0.8 million to assure their performance under the sublease. If there are no uncured events of default under the sublease, the amount of this security deposit decreases over time to $0.4 million on the sixth anniversary of the Sublease. The Company records sublease income on this sublease on a straight-line basis as a component of other income/(expense).

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

Expense arising from operating leases was $0.1 million and $0.2 million during the three and six months ended June 30, 2022 and $0.1 million during the three and six months ended June 30, 2021, respectively. For operating leases, the weighted-average remaining lease term for leases at June 30, 2022 and December 31, 2021 was 7.2 and 7.6 years, respectively. For operating leases, the weighted average discount rate for leases at June 30, 2022 and December 31, 2021 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of June 30, 2022 are as follows:

Operating
(in thousands)	Leases
Six months ending December 31, 2022	$600
Year ended December 31, 2023	1,146
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Year ended December 31, 2026	1,101
Thereafter	3,213
Total lease payments	8,208
Less: imputed interest	(2,493)
Present value of lease liabilities	$5,715

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial at that time, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted Dr. Payne 123,853 restricted Common Units in Chondrial Holdings, LLC, the sole investor in Chondrial Therapeutics which merged into the Company in May of 2020 ("Holdings"). On November 30, 2016, 30% immediately vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which was subsequently contributed to the Company on December 31, 2018. The remaining 70% vested ratably over 48 months beginning on December 1, 2016 and were fully vested as of December 31, 2020. The consulting agreement has a four-year term, subject to earlier termination. On November 30, 2020, The Company entered into a 1-month extension of the Consulting Engagement, expiring on December 31, 2020 and on January 1, 2021, the Company entered into a new consulting agreement with Dr. Payne which extended the term of the Consulting Engagement for a four-year term beginning on January 1, 2021. During the three and six months ended June 30, 2022 and 2021 the Company recognized less than $0.1 million and $0.1 million, respectively, related to this consulting agreement, recorded as research and development expense in the Condensed Consolidated Statements of Operations.

During 2021, the Company purchased a piece of laboratory equipment and lab supplies for a cumulative $0.1 million from a supplier of which one of the Company's directors is also a current director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 ("2021 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2021 Annual Report and our subsequently filed Quarterly Report on Form 10-Q for the period ended March 31, 2022, in addition to the "Risk Factors" and “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Also in May 2021, the FDA placed a clinical hold on our CTI-1601 clinical program after we notified the agency of mortalities at the highest dose levels of the 26-week non-human primate toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, we had no interventional clinical trials with patients enrolling or enrolled.

In February 2022, in response to the complete response we submitted to the FDA, the Agency stated that it was maintaining the clinical hold and that additional data are needed to resolve the clinical hold. We subsequently submitted a request to the FDA for a Type C meeting.

In the third quarter of 2022, we had a Type-C meeting with the FDA. The purpose of the Type C Meeting was to obtain FDA feedback on the information needed to resolve CTI-1601's current clinical hold in full or in part, as well as to discuss a proposed change in CTI-1601’s clinical development plan to introduce a Phase 2 dose exploration study to precede initiation of an open label extension study. We plan to submit a complete response to the CTI-1601 clinical hold later in the third quarter of 2022. In conjunction with the complete response, we are proposing as CTI-1601’s next clinical trial, a Phase 2, four-week dose exploration study in FA patients starting at the lower dose levels tested in the Company’s Phase 1 multiple-ascending dose clinical trial. This study will provide data on extended dosing of lower doses of CTI-1601, providing insights into safety and tolerability as well as whether lower doses for longer periods of time can increase frataxin levels, while still maintaining acceptable exposures. Throughout the course of the interactions with the FDA, we intend to continue to work with the Agency to enable resolution of the clinical hold and to agree on the study design and timing of the next proposed clinical trial. We do not know when, or if the clinical hold will be lifted.

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

In July 2021, we sold 2,342,720 shares pursuant to the ATM Agreement for net proceeds of $19.9 million, after issuance costs. As of June 30, 2022, $29.2 million of additional shares of common stock remained available for sale by us under the ATM Agreement.

COVID-19 Update

In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. Our business, results of operations, financial condition and cash flows could be materially and adversely affected. Specifically, we could experience additional delays in future clinical trial timelines as a result of additional travel and hospital restrictions related to the COVID-19 pandemic and the efforts to mitigate it which may be imposed or could experience supply shortages or manufacturer shutdowns impacting the manufacture of drug substance or drug product, which could also impact clinical trial timelines.

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

Operating Expenses

The majority of our operating expenses since inception have consisted primarily of research and development and general and administrative costs.

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
•
the impact of the on-going COVID-19 pandemic including the variants of the original virus that may prove more contagious and deadly;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, composed of salaries, related benefits and stock-based compensation, costs related to our executive, finance, information technology, and costs related to other administrative functions. General and administrative expenses also include insurance expenses and professional fees for auditing, tax, and legal services, including legal expenses to pursue patent protection for our intellectual property. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement, improve and scale our operational, financial, commercial and management systems.

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

Stock-Based Compensation

We measure all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Typically, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We account for forfeitures as they occur.

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

Results of Operations

Comparison of three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
			Increase
	2022	2021	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$5,644	$9,102	$(3,458)
General and administrative	3,043	3,441	(398)
Total operating expenses	8,687	12,543	(3,856)
Loss from operations	(8,687)	(12,543)	3,856
Other income (expense), net	20	(66)	86
Net loss	$(8,667)	$(12,609)	$3,942

Research and development expenses

Research and development expenses for the three months ended June 30, 2022 decreased $3.5 million compared to the three months ended June 30, 2021. The decrease in research and development expenses was primarily driven by a decrease in nonclinical costs of $2.5 million and a decrease of $1.1 million in clinical trial costs, partially offset by an increase of $0.2 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 decreased $0.4 million compared to the three months ended June 30, 2021. The decrease was primarily driven by a decrease in professional fees associated with legal and accounting services of $0.5 million, partially offset by an increase of $0.1 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022.

Results of Operations

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
			Increase
	2022	2021	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$11,450	$18,076	$(6,626)
General and administrative	6,124	6,573	(449)
Total operating expenses	17,574	24,649	(7,075)
Loss from operations	(17,574)	(24,649)	7,075
Other income (expense), net	(36)	(48)	12
Net loss	$(17,610)	$(24,697)	$7,087

Research and development expenses

Research and development expenses for the six months ended June 30, 2022 decreased $6.6 million compared to the six months ended June 30, 2021. The decrease in research and development expenses compared to the prior year period was primarily driven by a decrease of $3.0 million in clinical trial costs, a decrease in clinical supply manufacturing costs of $2.3 million, a decrease in nonclinical costs of $2.3 million, partially offset by an increase of $0.4 million in personnel related costs due to annual compensation increases and an increase of $0.4 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 decreased $0.4 million compared to the six months ended June 30, 2021. The decrease in general and administrative expenses was primarily driven by a decrease in professional fees associated with legal and accounting services of $0.6 million, a decrease in operational expenses of $0.3 million, partially offset by an increase of $0.4 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(15,019)	$(21,988)
Net cash provided by (used in) investing activities	(35,342)	24,470
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	$(50,361)	$2,482

Net cash used in operating activities

During the six months ended June 30, 2022, operating activities used $15.0 million of cash, resulting from our net loss of $17.6 million, adjusted for noncash expenses of $3.5 million and changes in our operating assets and liabilities of $0.9 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expense. The change in operating assets and liabilities was primarily due to decreases in prepaid expenses and accounts payable.

During the six months ended June 30, 2021, operating activities used $22.0 million of cash, resulting from our net loss of $24.7 million, adjusted for noncash expenses of $2.7 million. Our net loss was primarily attributable to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. The change in operating assets and liabilities was primarily due to decreases in prepaid expenses and accounts payable.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2022, investing activities used $35.3 million of cash, including $35.2 million in purchases of new marketable debt securities and $0.1 million in purchases of property and equipment.

During the six months ended June 30, 2021, investing activities provided $24.5 million of cash, resulting from a $26.3 million increase from maturities of marketable debt securities, partially offset by $1.7 million in purchases of new marketable debt securities.

Net cash provided by financing activities

During the six months ended June 30, 2022 and 2021 there were no financing activities.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $17.6 million and $24.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $133.9 million and cash, cash equivalents and marketable debt securities of $54.9 million, excluding restricted cash of $1.3 million.

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

We believe that based on our current operating plan our cash, cash equivalents and marketable debt securities will be able fund operating expenses and capital expenditure requirements for at least the next twelve months from the filing of these financial statements with the SEC. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical unrest including the potential impact of the Russian invasion of Ukraine and the possibility that the conflict could expand beyond eastern Europe, the impact of the COVID-19 pandemic and/or other health crises on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

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

With respect to the quarter ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended June 30, 2022, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2021 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2021 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Second Amendment to License Agreement, by and between the Company and The Trustees of Indiana University, effective as of May 28, 2020.

10.2*	Third Amendment to License Agreement, by and between the Company and The Trustees of Indiana University, effective as of June 9, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tag re embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)