Form 10-Q
period 2022-09-30
Larimar Therapeutics, Inc.
filed 2022-11-10
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 43,269,200 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
our ability to successfully engage with, and satisfactorily respond to, requests from the U.S. Food and Drug Administration ("FDA") for further information and data regarding the CTI-1601 clinical trial, including the FDA’s review of data from cohort 1 of the Phase 2 dose exploration trial, and the FDA’s agreement to allow us to perform additional cohorts and/or initiate other clinical trials for CTI-1601 and the timing and outcomes of such interactions;
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
•
delays in patient recruitment (including the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and FDA's request for additional studies, changes in clinical protocols, regulatory restrictions, including additional clinical holds, and milestones for CTI-1601, including those associated with COVID-19 and the efforts to mitigate it;
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
•
our ability, and the ability of third-party manufacturers we engage, to optimize and scale CTI-1601 or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies, and, if approved, commercial supplies of CTI-1601;
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
•
competing therapies and products including those that are currently in clinical development which become available via marketing authorizations or compassionate use and their impact on our ability to recruit and retain clinical trial patients, to obtain and maintain potential expedited regulatory pathways, and to commercialize current and future product candidates, if approved, (including the impact of potential barriers to entry if a competitor is able to establish a strong market position before we are able to commercialize our products);
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
•
the extent to which health epidemics, unforeseen emergencies and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic and the efforts to mitigate it, and geopolitical turmoil, could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of CTI-1601; and
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of
2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

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

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$86,047	$70,097
Marketable debt securities	38,652	—
Prepaid expenses and other current assets	2,428	2,107
Total current assets	127,127	72,204
Property and equipment, net	909	1,049
Operating lease right-of-use assets	2,997	3,406
Restricted cash	1,339	1,339
Other assets	643	669
Total assets	$133,015	$78,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$849	$1,660
Accrued expenses	7,939	6,592
Operating lease liabilities, current	632	594
Total current liabilities	9,420	8,846
Operating lease liabilities	4,933	5,408
Total liabilities	14,353	14,254
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 43,269,200 shares and 17,710,450 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	43	18
Additional paid-in capital	260,839	180,645
Accumulated deficit	(142,180)	(116,250)
Accumulated other comprehensive loss	(40)	—
Total stockholders’ equity	118,662	64,413
Total liabilities and stockholders’ equity	$133,015	$78,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,582	$14,028	$17,032	$32,104
General and administrative	2,931	2,702	9,055	9,275
Total operating expenses	8,513	16,730	26,087	41,379
Loss from operations	(8,513)	(16,730)	(26,087)	(41,379)
Other income (expense), net	193	(75)	157	(123)
Net loss	$(8,320)	$(16,805)	$(25,930)	$(41,502)
Net loss per share, basic and diluted	$(0.37)	$(0.92)	$(1.32)	$(2.48)
Weighted average common shares outstanding, basic and diluted	22,228,228	18,287,924	19,649,558	16,768,458
Comprehensive loss:
Net loss	$(8,320)	$(16,805)	$(25,930)	$(41,502)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	17	(1)	(40)	(1)
Total other comprehensive income (loss)	17	(1)	(40)	(1)
Total comprehensive loss	$(8,303)	$(16,806)	$(25,970)	$(41,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413
Stock-based compensation expense	—	—	1,635	—	—	1,635
Net loss	—	—	—	(8,943)	—	(8,943)
Balances as of March 31, 2022	17,710,450	$18	$182,280	$(125,193)	$—	$57,105
Stock-based compensation expense	—	—	1,675	—	—	1,675
Unrealized gain on marketable debt securities	—	—	—	—	(57)	(57)
Net loss	—	—	—	(8,667)	—	(8,667)
Balances as of June 30, 2022	17,710,450	$18	$183,955	$(133,860)	$(57)	$50,056
Stock-based compensation expense	—	—	1,666	—	—	1,666
Issuance of Common Stock, net	25,558,750	25	75,218	—	—	75,243
Unrealized gain on marketable debt securities	—	—	—	—	17	17
Net loss	—	—	—	(8,320)	—	(8,320)
Balances as of September 30, 2022	43,269,200	$43	$260,839	$(142,180)	$(40)	$118,662

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,930)	$(41,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,976	3,993
Loss on disposal of fixed asset	—	(1)
Depreciation expense	240	238
Amortization of premium on marketable debt securities	(66)	(12)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(321)	2,085
Accounts payable	(891)	(877)
Accrued expenses	1,097	2,123
Right-of-use assets	409	396
Operating lease liabilities	(437)	(378)
Other assets	26	(252)
Net cash used in operating activities:	(20,897)	(34,187)
Cash flows from investing activities:
Purchase of property and equipment	(100)	(324)
Purchase of marketable debt securities	(61,626)	(8,247)
Maturities and sales of marketable debt securities	23,000	26,250
Net cash (used in)/provided by investing activities	(38,726)	17,679
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	75,573	19,885
Net cash provided by financing activities	75,573	19,885
Net increase in cash, cash equivalents and restricted cash	15,950	3,377
Cash, cash equivalents and restricted cash at beginning of period	71,436	69,487
Cash, cash equivalents and restricted cash at end of period	$87,386	$72,864
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$—	$9
Issuance costs included in accounts payable and accrued expenses	$330	$—

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

In May 2021, Larimar reported positive topline data from its Phase 1 Friedreich’s ataxia, ("FA") program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021.

Also in May 2021, the United States Food and Drug Administration ("FDA") placed a clinical hold on the Company's CTI-1601 clinical program after the Company notified the agency of mortalities at the highest dose levels of the 26-week non-human primate toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, Larimar had no interventional clinical trials with patients enrolling or enrolled.

In February 2022, in response to the Company's complete response to the clinical hold discussed above, the FDA stated that it was maintaining the clinical hold and that additional data are needed to resolve the clinical hold. Larimar subsequently submitted a request for an FDA Type C meeting, which was granted and was held in July 2022. Following the Type C meeting, the Company submitted a complete response to the FDA.

In September 2022, the FDA cleared the initiation of the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in Friedreich’s ataxia (FA) patients. In a written communication to Larimar, the FDA indicated it was lifting its full clinical hold on the CTI-1601 program and imposing a partial hold. With this decision, the FDA cleared CTI-1601 for a return to the clinic and the initiation of a 25 mg dose cohort of a phase 2 dose exploration study. The conduct of additional cohorts and/or other clinical trials of CTI-1601 in this study are subject to approval by the FDA. Larimar does not know when, or if, the partial clinical hold will be lifted.

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

In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. In 2020, the pandemic resulted in a four-month temporary stoppage of the Company’s CTI-1601Phase 1 clinical trials in patients with Friedreich’s ataxia. Both of the Company's SAD and MAD clinical trials were completed in 2021. In the future, the COVID-19 pandemic and responsive measures thereto may result in negative impacts on the Company, including possible delays in our clinical and regulatory activities. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

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

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $25.9 million and $41.5 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $142.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2022, the Company had approximately $124.7 million of cash, cash equivalents and marketable debt securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock, proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents, restricted cash, cash equivalents and marketable debt securities upon the merger with Zafgen, Inc. and prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

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

The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, that it will need additional capital to fund its future operating and capital requirements. Until the Company can generate substantial revenue, if ever, management continuously evaluates different strategies to obtain the required funding for future operations. These strategies include seeking additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights, minimum required cash balances and other operating restrictions that could adversely impact the Company's ability to conduct its business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize its product candidates.

There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical unrest, the impact of the COVID-19 pandemic and/or the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue one or more of its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion or pre commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2022, condensed consolidated results of operations for the three and nine months ended September 30, 2022 and condensed consolidated statement of cash flows for the nine months ended September 30, 2022 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expense, the recording as prepaid expense of payments made in advance of the actual provision of goods or services, valuation of stock-based awards and valuation of leases. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development, clinical studies and non-clinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, stock-based compensation, facility-related expenses, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, non-clinical and clinical development activities, and clinical trials as well as to manufacture clinical trial materials, depreciation and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2022 and 2021 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded 3,136,776 and 2,545,962 common stock equivalents outstanding as of September 30, 2022 and 2021, respectively, from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

3.
Fair Value Measurements and Marketable debt securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable debt securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2022 and December 31, 2021 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable debt securities as of September 30, 2022 and cash equivalents as of December 31, 2021:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2022
Cash equivalents:
Money market funds	$84,034	84,034	$—	$—
Total cash equivalents	84,034	84,034	—	—

Marketable debt securities:
U.S. Government and agency securities	38,652	—	38,652	—
Total marketable debt securities	38,652	—	38,652	—
Total cash equivalents and marketable debt securities	$122,686	$84,034	$38,652	$—

December 31, 2021
Cash equivalents:
Money market funds	$6,137	$6,137	$—	$—
Commercial paper	7,549	7,549	—	—
Corporate bonds	1,219	1,219	—	—
Total cash equivalents	14,905	14,905	—	—

The accrued interest receivable related to the Company’s investments was $0.2 million as of September 30, 2022 and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. There was no accrued interest receivable and December 31, 2021.

The Company classifies its money market funds which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in U.S. treasury securities corporate commercial paper, and corporate debt securities as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

As of September 30, 2022 and December 31, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of September 30, 2022 and December 31, 2021, no allowances for credit losses for the Company’s investments were recorded. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

Marketable debt securities

The following table summarizes the Company's marketable debt securities as of September 30, 2022. The Company held no marketable debt securities as of December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2022
Assets:
U.S. Government and agency securities	38,692	2	(42)	38,652
	$38,692	$2	$(42)	$38,652

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Prepaid research and development expenses	$995	$676
Prepaid insurance	957	944
Payroll tax receivable	114	208
Other prepaid expenses and other assets	362	279
	$2,428	$2,107

5.
Fixed Assets

Fixed assets, net consisted of the following:

		September 30,	December 31,
	Useful Life	2022	2021
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,192	1,092
Furniture and fixtures	7 years	456	456
Leasehold improvements	lease term	31	31
		1,745	1,645
Less: Accumulated depreciation		(836)	(596)
		$909	$1,049

Depreciation expense during the three and nine months ended September 30, 2022 was $0.1 million and $0.2 million, respectively. Depreciation expense during the three and nine months ended September 30, 2021 was also $0.1 million and $0.2 million, respectively.

6.
Accrued Expenses

	September 30,	December 31,
	2022	2021
	(in thousands)
Accrued research and development expenses	$5,726	$5,042
Accrued payroll and related expenses	1,433	1,098
Accrued other	780	452
	$7,939	$6,592

7.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded Warrants

As of September 30, 2022, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 43,269,200 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

In July 2021, the Company sold 2,342,720 shares under an “at-the-market” equity distribution agreement (the "Prior ATM Agreement") with Piper Sandler & Co. for net proceeds of $19.9 million. The Prior ATM Agreement was terminated in November 2022 in connection with the establishment of a new "at-the-market' offering program (see 2022 ATM Agreement below). An aggregate of 2,354,244 shares of common stock were sold pursuant to the Prior ATM Agreement for net proceeds of $20.1 million

In September 2022, the Company sold 25,558,750 shares of common stock at a public offering price of $3.15 per share and received net proceeds, net of underwriting discounts and commissions and offering costs of $75.2 million.

2022 ATM Agreement

On November 10, 2022, the Company entered into a sales agreement (the "ATM Agreement") with an investment bank (Guggenheim Securities, LLC) in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50.0 million of shares of common stock (the “ATM Shares”) from time to time.

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

The ATM Shares will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, filed by the Company on November 10, 2022 (the “Registration Statement”), and the sales agreement prospectus that forms a part of such Registration Statement, following such time, if ever, as the Registration Statement is declared effective by the SEC. As of the date of this Quarterly Report on Form 10-Q, no ATM Shares have been sold pursuant to the ATM Agreement.

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the "2020 Plan") on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaces the predecessor plans (the "Prior Plans") that the Company assumed following its merger with Zafgen in May 2020. Options outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the Prior Plans. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

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

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, or (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued under the 2020 Plan is 8,000,000 over the ten-year term of the 2020 Plan. During the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively, options to purchase 130,516 and 56,966 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan.

As permitted by the 2020 Plan, the Company added 614,709 and 708,418 shares available for grant to the 2020 Plan on January 1, 2021 and January 1, 2022, respectively. As of September 30, 2022, 991,687 shares of common stock were available for grant under the 2020 Plan.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	September 30,	December 31,
	2022	2021
Risk-free interest rate	2.13%	0.89%
Expected term (in years)	6.21	6.19
Expected volatility	89%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2021	2,523,305	$18.88	7.6
Granted	868,450	6.99
Forfeited/Expired	(254,979)	59.60
Outstanding as of September 30, 2022	3,136,776	$12.27	8.1	$0.1
Exercisable as of September 30, 2022	1,329,897	$14.81	7.2	$—
Vested and expected to vest as of September 30, 2022	3,136,776	$12.27	8.1	$0.1
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at September 30, 2022.

2022 Option Grants

During the nine months ended September 30, 2022, the Company granted options to purchase 868,450 shares of common stock to employees and directors of the Company under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 868,450 options granted in 2022, 826,950 were granted to employees and vest over four years with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 41,500 options were annual grants to the Company's directors and vest one year from the grant date. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $5.24.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	$702	$567	$2,050	$1,520
General and administrative	965	896	2,926	2,473
	$1,667	$1,463	$4,976	$3,993

As of September 30, 2022, total unrecognized compensation expense related to unvested stock options was $14.0 million, which is expected to be recognized over a weighted average period of 2.36 years.

8.
Commitments and Contingencies

Intellectual Property Licenses

The Company is party to an exclusive License Agreement (the “WFUHS License”), dated November 30, 2016, as amended, with Wake Forest University Health Sciences (“WFUHS”) and an exclusive License Agreement (the “IU License”), dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of CTI-1601.

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

Expense arising from operating leases was $0.1 million and $0.2 million during the three and nine months ended September 30, 2022 and also $0.1 million and $0.2 million during the three and nine months ended September 30, 2021, respectively. For operating leases, the weighted-average remaining lease term for leases at September 30, 2022 and December 31, 2021 was 7.0 and 7.6 years, respectively. For operating leases, the weighted average discount rate for leases at September 30, 2022 and December 31, 2021 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of September 30, 2022 are as follows:

Operating
(in thousands)	Leases
Three months ending December 31, 2022	$302
Year ended December 31, 2023	1,146
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Year ended December 31, 2026	1,101
Thereafter	3,213
Total lease payments	7,910
Less: imputed interest	(2,345)
Present value of lease liabilities	$5,565

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party Transactions

In November 2016, the Company entered into a consulting agreement with Mark Payne, M.D (the “Consulting Engagement”). Dr. Payne was a director of Chondrial Therapeutics, Inc. ("Chondrial") at that time. Chondrial was the name of the Company prior to its merger with Zafgen in May 2020. Dr. Payne was, and continues to be, a full-time employee of IU and one of the inventors of the licensed IU intellectual property, and as such is entitled to a certain share of the revenues received by IU under the IU License. Pursuant to the terms of his consulting agreement the Company agreed to pay Dr. Payne $0.1 million per year over the term of the agreement and granted to Dr. Payne 123,853 restricted Common Units in Chondrial Holdings, LLC, the sole investor in Chondrial. On November 30, 2016, 30% immediately vested and was associated with Chondrial Therapeutics IP, LLC (“IP LLC”) becoming a subsidiary of Holdings, which was subsequently contributed to the Company on December 31, 2018. The remaining 70% vested ratably over 48 months beginning on December 1, 2016 and were fully vested as of December 31, 2020. The consulting agreement had a four-year term, subject to earlier termination. On November 30, 2020, the Company entered into a 1-month extension of the Consulting Engagement, expiring on December 31, 2020 and on January 1, 2021, the Company entered into a new consulting agreement with Dr. Payne which extended the term of the Consulting Engagement for a four-year term beginning on January 1, 2021. During the three and nine months ended September 30, 2022 and 2021 the Company recognized less than $0.1 million and $0.1 million, respectively, related to this consulting agreement, recorded as research and development expense in the Condensed Consolidated Statements of Operations.

During 2021, the Company purchased a piece of laboratory equipment and lab supplies for a cumulative $0.1 million from a supplier of which one of the Company's directors is also a current director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 ("2021 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2021 Annual Report and our subsequently filed Quarterly Reports on Form 10-Q in addition to the "Risk Factors" and “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In February 2022, in response to the complete response we submitted to the FDA, the FDA stated that it was maintaining the clinical hold and that additional data are needed to resolve the clinical hold. We subsequently submitted a request to the FDA for a Type C meeting, which was granted and was held in July 2022. We submitted a complete response incorporating additional information requested by the FDA at the meeting as well as information on the proposed study in August 2022.

In September 2022, following the Type C meeting and the submission of our complete response, the FDA cleared the initiation of the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in Friedreich’s ataxia (FA) patients. In connection therewith, the FDA lifted its full clinical hold on the CTI-1601 program and imposed a partial clinical hold. This trial is designed to further characterize CTI-1601’s safety and PD and PK profiles to provide information about the preferred long-term dose and dose regimen. We have since initiated the Phase 2 dose exploration trial, with top-line data expected in the second half of 2023. In connection with the FDA’s partial clinical hold, the FDA will review the data from the 25 mg cohort prior to our being authorized to initiate a second cohort and/or other clinical trials. Larimar does not know when, or if the partial clinical hold will be lifted.

Financing Activities

We have funded our operations to date primarily with proceeds from sales of common stock, proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents, restricted cash, cash equivalents and marketable debt securities upon the merger with Zafgen, Inc. and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In August 2020, we entered into an Equity Distribution Agreement ("the Prior ATM Agreement") with an investment bank in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of 50,000,000 of shares of our common stock from time to time through the investment bank as sales agent.

In July 2021, we sold 2,342,720 shares pursuant to the Prior ATM Agreement for net proceeds of $19.9 million, after issuance costs. The Prior ATM Agreement was terminated in November 2022 in connection with the establishment of a new "at-the-market" offering program.

In November 2022, we entered into a Sales Agreement (the "ATM Agreement") with an investment bank in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $50.0 million of shares of our common stock from time to time through this investment bank as sales agent.

In September 2022, the Company sold 25,558,750 shares of common stock, for a price of $3.15 per share, in an underwritten offering for net proceeds of $75.2 million.

COVID-19 Update

In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. In 2020, the pandemic resulted in a four-month temporary stoppage of the Company’s CTI-1601Phase 1 clinical trials in patients with Friedreich’s ataxia. Both of the Company's SAD and MAD clinical trials were completed in 2021. In the future, the COVID-19 pandemic and responsive measures thereto may result in negative impacts on the Company, including possible delays in our clinical and regulatory activities. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

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

General and Administrative Expenses

General and administrative expenses (consisting primarily of personnel costs, composed of salaries, related benefits and stock-based compensation), costs related to our executive, finance, information technology, and costs related to other administrative functions. General and administrative expenses also include insurance expenses and professional fees for auditing, tax, and legal services, including legal expenses to pursue patent protection for our intellectual property. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement, improve and scale our operational, financial, commercial and management systems.

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

Results of Operations

Comparison of three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
			Increase
	2022	2021	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$5,582	$14,028	$(8,446)
General and administrative	2,931	2,702	229
Total operating expenses	8,513	16,730	(8,217)
Loss from operations	(8,513)	(16,730)	8,217
Other income (expense), net	193	(75)	268
Net loss	$(8,320)	$(16,805)	$8,485

Research and development expenses

Research and development expenses for the three months ended September 30, 2022 decreased $8.4 million compared to the three months ended September 30, 2021. The decrease in research and development expenses was primarily driven by a decrease of $6.7 million in drug manufacturing costs, a decrease of $1.0 million in nonclinical development costs, a decrease of $0.5 million in consulting expenditures, a decrease of $0.5 million in clinical expense and a decrease of $0.3 million in internal lab costs. These decreases were partially offset by an increase of $0.4 million in personnel expense and an increase of $0.1 million in non-cash, stock-based compensation expense associated with stock option grants made in 2021 and 2022.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 increased $0.2 million compared to the three months ended September 30, 2021. The increase in general and administrative expense was primarily driven by an increase of $0.2 million in professional fees associated with legal and accounting services and an increase of $0.2 million in personnel expense, partially offset by a decrease of $0.2 million in operational costs primarily related to insurance, technology and recruiting services.

Results of Operations

Comparison of nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
			Increase
	2022	2021	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$17,032	$32,104	$(15,072)
General and administrative	9,055	9,275	(220)
Total operating expenses	26,087	41,379	(15,292)
Loss from operations	(26,087)	(41,379)	15,292
Other income (expense), net	157	(123)	280
Net loss	$(25,930)	$(41,502)	$15,572

Research and development expenses

Research and development expenses for the nine months ended September 30, 2022 decreased $15.1 million compared to the nine months ended September 30, 2021. The decrease in research and development expenses was primarily driven by a decrease of $9.0 million in drug manufacturing costs, a decrease of $3.5 million in clinical trial expense, a decrease of $3.3 million in nonclinical development costs, a decrease of $0.5 million in consulting expenses and a decrease of $0.4 million in internal lab costs. These decreases were partially offset by an increase of $0.8 million in personnel expense and an increase of $0.5 million in non-cash, stock-based compensation expense associated with stock option grants made in 2021 and 2022.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 decreased $0.2 million compared to the nine months ended September 30, 2021. The decrease in general and administrative expense was primarily driven by a decrease of $0.5 million in operational costs primarily related to technology and recruiting services and a decrease of $0.4 million in professional fees primarily associated with legal and consulting expense, partially offset by an increase of $0.5 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022 and an increase of $0.2 million in personnel expense.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(20,897)	$(34,187)
Net cash (used in)/provided by investing activities	(38,726)	17,679
Net cash provided by financing activities	75,573	19,885
Net increase in cash, cash equivalents and restricted cash	$15,950	$3,377

Net cash used in operating activities

During the nine months ended September 30, 2022, operating activities used $20.9 million of cash, resulting from our net loss of $25.9 million, adjusted for noncash expenses of $5.2 million and changes in our operating assets and liabilities resulting in a source of cash of $0.1 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expense.

During the nine months ended September 30, 2021, operating activities used $34.2 million of cash, resulting from our net loss of $41.5 million, adjusted for noncash expenses of $4.2 million. Our net loss was primarily attributable to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expense. For the nine months ended September 30, 2021 the increase in accrued expenses and prepaid expenses, partially offset by the paydown of accounts payable resulted in a source of cash of $3.1 million.

Net cash (used in)/provided by investing activities

During the nine months ended September 30, 2022, investing activities used $38.7 million of cash, including $61.6 million in purchases of new marketable debt securities and $0.1 million in purchases of property and equipment, partially offset by a $23.0 million increase from maturities of marketable debt securities.

During the nine months ended September 30, 2021, investing activities provided $17.7 million of cash, resulting from maturities of marketable debt securities of $26.3 million, partially offset by $8.3 million in purchases of new marketable debt securities.

Net cash provided by financing activities

During the nine months ended September 30, 2022, financing activities provided $75.6 million of cash from sale of common stock in an underwritten public offering, net of issuance costs.

During the nine months ended September 30, 2021 financing activities provided $19.9 million of net cash, from sale of common stock under the Prior ATM Agreement, after issuance costs.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $25.9 million and $41.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $142.2 million and cash, cash equivalents and marketable debt securities of $124.7 million, excluding restricted cash of $1.3 million.

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

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical unrest, the impact of the COVID-19 pandemic and/or the potential impact of other health crises on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

If we are unable to obtain sufficient funding when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion or pre commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the quarter ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended September 30, 2022, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 10, 2022, we entered into the ATM Agreement with Guggenheim Securities, LLC (“Guggenheim Securities”), in connection with the establishment of an “at-the-market” offering program under which we may sell up to an aggregate of $50.0 million of shares of our common stock (the “ATM Shares”) from time to time through Guggenheim Securities, as sales agent.

[Under the ATM Agreement, we will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, pursuant to the ATM Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We will pay Guggenheim Securities a commission equal to 3.0% of the gross proceeds of any ATM Shares sold through Guggenheim Securities under the ATM Agreement and have agreed to reimburse Guggenheim Securities for certain specified expenses. The ATM Agreement contains customary representations, warranties and agreements by us, indemnification obligations of ourselves and Guggenheim Securities, other obligations of the parties and termination provisions. We have no obligation to sell any of the ATM Shares, and may at any time suspend offers under the ATM Agreement.]

The ATM Shares will be offered and sold pursuant to our Registration Statement on Form S-3 filed by the Company on November 10, 2022 (the “Registration Statement”) and the sales agreement prospectus that forms a part of such Registration Statement, following such time, if ever, as the Registration Statement is declared effective by the SEC. As of the date of this Quarterly Report, no ATM Shares have been sold pursuant to the ATM Agreement.

The foregoing description of the ATM Agreement is not complete and is qualified in its entirety by reference to the ATM Agreement, a copy of which will be filed with the SEC as an exhibit to the Registration Statement.

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

LARIMAR THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)