Form 10-K
period 2022-12-31
Larimar Therapeutics, Inc.
filed 2023-03-14
CIK 1374690

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting and non-voting stock held by non-affiliates of the registrant was $20,607,416.

As of March 13, 2023, the registrant had 43,269,200 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2023 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedrich's ataxia ("FA"), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or FDA's request for additional information or studies, changes in clinical protocols, regulatory restrictions, including additional clinical holds, and milestones for CTI-1601, including those associated with COVID-19 and the efforts to mitigate it;
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
•
our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our access and needs for additional financing;
•
how long we can continue to fund our operations with our existing cash, cash equivalents and marketable securities;
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
•
given competing therapies and products for the treatment of Friedrich's ataxia, our ability to obtain and maintain designations or eligibility for expedited regulatory programs, and to commercialize current and future product candidates, if approved, (including the impact of potential barriers to entry if a competitor is able to establish a strong market position before we are able to commercialize our products);
•
our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties;
•
the performance and compliance with the rules and regulations of the FDA (and all other regulatory authorities) of third parties upon which we depend, including third-party contract research organizations ("CROs") and third-party suppliers, manufacturers, distributors, and logistics providers;
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
•
the extent to which geopolitical turmoil, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of CTI-1601;
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act ("IRA") of
2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures; and
•
the other risks and uncertainties included under the section titled “Risk Factors.”

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

Risks Related to Our Product Development and Regulatory Approvals

•
The FDA has placed a partial clinical hold on CTI-1601 and there is uncertainty as to when, or if, the FDA will lift the partial clinical hold on our CTI-1601 program, if it will allow additional cohorts of the dose exploration study or if it will ever allow further clinical development of CTI-1601.
•
Our success is currently dependent upon the success of our lead product candidate, CTI-1601 for which we have completed two Phase 1 clinical trials in patients with FA and are currently working to complete a Phase 2 dose exploration study. Clinical development of CTI-1601 is currently under a partial clinical hold by the FDA. We cannot be certain that the data from the first cohort of our current dose exploration study will provide the FDA with adequate data to allow the CTI-1601 development program to proceed as planned in part or in full, and even if so, or that we will ultimately be successful with our clinical development or that we will ever be able to obtain regulatory approval for CTI-1601.
•
We may experience difficulties identifying and enrolling patients in our clinical trials given the limited number of patients who have the disease for which CTI-1601 is being studied or for any other product candidate. Difficulty in enrolling patients could delay or prevent clinical trials of CTI-1601 or any future product candidate. There is also a competing approved FA therapeutic, other competing studies and potentially other FA therapeutics that could be approved that may also limit the availability of participants for CTI-1601 clinical trials.
•
Additional competing technologies could emerge, adversely affecting our opportunity to generate revenue from the sale of CTI-1601.
•
Failures or delays in the completion of our clinical trials could result in increased costs and could delay, prevent or limit our ability to generate revenue and continue our business.
•
CTI-1601 may cause adverse events or undesirable side effects in non-clinical or clinical trials, that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.
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
•
We face risks related to health epidemics, and/or other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

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

Risks Related to Our Intellectual Property Rights

•
If, in the United States and other countries, we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect CTI-1601 or potential product candidates, third parties could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
•
Our key patent, which we license related to CTI-1601, will expire in 2040 and we will lose our ability to rely upon this patent to prevent competing products from entering the market.
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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our sole product candidate that has currently progressed beyond discovery, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN") an essential protein, to the mitochondria of patients with FA. FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. CTI-1601 represents the first potential therapy designed to increase FXN levels in patients with FA.

We have completed two Phase 1 clinical trials in patients with FA and are in the process of conducting a Phase 2 dose exploration clinical trial. We have received an orphan drug designation, fast track designation and rare pediatric disease designation, from the FDA for CTI-1601. In addition, we received orphan drug designation for CTI-1601 from the European Commission and a Priority Medicines ("PRIME") designation from the EMA. The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

In May 2021, we reported positive top-line data from our Phase 1 FA program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). FXN levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of FXN levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events ("SAEs") associated with either the SAD or MAD trials.

Also in May 2021, the FDA placed a clinical hold on our CTI-1601 clinical program after we notified the agency of mortalities at the highest dose levels of the 26-week non-human primate ("NHP") toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the clinical hold was placed, the toxicology study was still ongoing and we had no interventional clinical trials with patients enrolling or enrolled.

In February 2022, in response to the complete response we submitted, the FDA stated that it was maintaining the clinical hold and that additional data were needed to resolve the clinical hold. We subsequently submitted a request to the FDA for a Type C meeting, which was granted and was held in July 2022. We submitted a complete response to the FDA incorporating additional information requested by the FDA at the meeting as well as information on a proposed dose exploration study in August 2022.

In September 2022, following the Type C meeting and the submission of our complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial hold. The dose exploration trial is designed to further characterize CTI-1601’s safety, pharmacodynamics ("PD") and pharmacokinetics ("PK") profiles to provide information about the preferred long-term dose and dose regimen. We have since initiated the 25 mg cohort of the Phase 2 dose exploration trial. Initiation of the second cohort and/or other clinical trials is contingent on the FDA’s agreement based on its review of the trial's 25 mg cohort data and on review by the trial’s independent data monitoring committee. We anticipate that we will provide an update that will outline the next steps for the clinical trial in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023. We expect to initiate the Phase 2 trial’s second cohort in the second quarter of 2023 should the FDA and the independent data monitoring committee allow the second cohort of the Phase 2 dose exploration study to proceed as planned.

We believe that our CPP technology platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

We have assembled an experienced management team, each of whom has over 20 years of pharmaceutical industry experience. Our management team and consultants have significant expertise in discovery, non-clinical and clinical development, regulatory affairs and the development of manufacturing processes utilizing current good manufacturing practices (cGMPs") for biologics and small molecules. We believe that our management team’s diverse mix of skills provides for the implementation of effective approaches to drug and biologic development.

Our Strategy

Our strategy is to become a leader in the treatment of rare diseases by leveraging our technology platform and applying our management team’s know how and expertise to the development of CTI-1601 and other future pipeline programs. Key elements of our strategy include:

•
Advance CTI-1601 through clinical development and regulatory approval in the United States the European Union and other foreign jurisdictions. We have completed two Phase 1 clinical trials of CTI-1601 in patients with Friedreich’s ataxia in the United States. We are currently under a partial clinical hold for the CTI-1601 program, but we are currently conducting the first cohort of a Phase 2 dose exploration clinical trial. While our current plan is to initiate the second cohort of this trial in the second quarter of 2023, the initiation of the second cohort and/or other clinical trials is contingent upon the FDA’s agreement based on its the review of the first cohort data as well as on review by the study's independent data monitoring committee. We do not know if, or when, the FDA will lift the partial clinical hold on our CTI-1601 program, if it will allow additional cohorts of this dose exploration study or if it will ever allow further clinical development of CTI-1601. We are continuing to collaborate with key opinion leaders and seek guidance from regulatory authorities to develop and execute a clinical development plan for regulatory approval of CTI-1601 in the United States, the European Union, the United Kingdom ("UK"), Australia, Canada and potentially other countries.
•
If CTI-1601 receives regulatory approvals, commercialize CTI-1601 in the United States, the European Union, and other relevant countries independently or with third parties. We intend to evaluate commercialization options in the United States, the European Union, and in other foreign jurisdictions throughout the world where Friedreich’s ataxia patients can benefit, if we are successful in obtaining regulatory approval. We may build our own internal sales force; partner with a contract sales organization, and/or enter into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we may jointly sell and market CTI-1601, if approved; or we may seek to out-license CTI-1601, whereby other pharmaceutical or biotechnology companies sell and market CTI-1601 and pay us milestone and/or royalty payments on sales.
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
•
Continue to Improve Our Novel Protein Replacement Therapy Platform. We continue to improve the scientific understanding of our platform, including how our technology allows enhanced delivery of cargo proteins, thereby impacting the biological processes associated with the diseases we seek to treat. In addition, with our expertise in the use of a CPP to effectively deliver proteins to intracellular targets, we believe that our scientists are well positioned to design and develop additional therapies that will address unmet medical needs associated with other rare diseases and develop other therapeutics with potentially disease modifying therapeutic action. We also plan to continue to build our intellectual property portfolio to improve our protein replacement therapy platform.
•
Opportunistically evaluate enabling, adjacent or potential competing technologies, and where advantageous, seek licenses or collaborations regarding those technologies, to advance our platform. We will continue to evaluate technologies that may enable or enhance our product candidates or our rare disease focus. To facilitate the advancement of our CPP platform, we periodically engage in partnering and licensing discussions with a range of biotechnology or pharmaceutical companies and academic institutions and maintain awareness of complementary technologies, synergistic opportunities and "tuck-in" options.
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

CTI-1601 For the Treatment of Friedreich’s ataxia

Friedreich’s ataxia

Friedreich’s ataxia is a rare genetic disease that is the most commonly inherited ataxia in humans, with approximately 20,000 individuals living with Friedreich’s ataxia globally, and of these individuals, approximately 5,000 are in the United States and the majority of the remaining individuals are in the European Union. Friedreich’s ataxia results from a deficiency of the mitochondrial protein, FXN. FXN is an essential and phylogenetically conserved protein that is found in cells throughout the body, with the highest levels found in the heart, spinal cord, liver, pancreas, and skeletal muscle. FXN is encoded in the nucleus of the cell, expressed in the cytoplasm and transported into the mitochondria, where it is processed to the mature form. As part of this process the mitochondrial targeting sequence is cleaved off in the mitochondria by a naturally occurring enzyme.

Friedreich’s ataxia is a progressive multi-symptom disease typically presenting in mid-childhood that affects the functioning of multiple organs and systems. It is a debilitating neurodegenerative disease that results in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. Patients suffer from progressive neurologic and cardiac dysfunction. Key among these is a primary neurodegeneration of the dorsal root ganglia and the dentate nucleus of the cerebellum, which leads to the hallmark clinical findings of progressive limb ataxia and dysarthria. A hypertrophic cardiomyopathy is common and associated with early mortality, typically between 30 and 50 years of age. On February 28, 2023, the FDA approved omaveloxolone, the first drug indicated for the treatment of Friedreich’s ataxia.

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

Figure 1.

We have completed two Phase 1 CTI-1601 clinical trials and are currently conducting a Phase 2 dose exploration study. The CTI-1601 program remains under a partial clinical hold imposed by the FDA, and further clinical development of CTI-1601 is contingent upon FDA agreement based on its review of the data from the 25 mg cohort we are currently studying. Based on the results of our non-clinical development program as well as results from our Phase 1 clinical trials, we believe that administering CTI-1601 may increase FXN levels in the mitochondria of patients with Friedreich’s ataxia and patients could potentially experience:

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

Development of CTI-1601

Non-clinical Development

Knock-Out Mice and Other Non-clinical Studies

CTI-1601 has been demonstrated to prolong the life of knock-out mice ("KO") mice whose heart and skeletal muscles were deficient in FXN. These mice, when untreated, develop a severe hypertrophic cardiomyopathy similar to patients with Friedreich’s ataxia and, like many Friedreich’s ataxia patients, die early in life. In non-clinical studies of CTI-1601, the median survival in animals treated with vehicle of 98 days was extended to a median survival of 166 days in animals treated with CTI-1601 subcutaneously three times per week (p=0.0001).

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

In multiple non-clinical studies in rodents and non-human primates ("NHPs"), human FXN was found to be distributed into all tissues tested following CTI-1601 dosing. See Figure 7.

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

Since CTI-1601 is intended to increase FXN levels in patients with Friedreich’s ataxia who are deficient in FXN, it is important to be able to measure changes in human FXN in the clinic in easily accessible tissues. To accomplish this, we have developed a proprietary assay that can measure and quantify human FXN in buccal swabs, skin biopsies and platelets. This process is designed to allow repeated analysis of changes in human FXN in patients over time as they are dosed with CTI-1601. The effectiveness of this assay was first demonstrated by its ability to detect the presence of human FXN in those tissues in cynomolgus monkeys. In an exploratory study, NHPs were dosed for 14 days with 15 mg/kg twice a day of CTI-1601. Buccal swabs skin biopsies and platelets were obtained on Day 3 prior to administration of any CTI-1601 but after two days of dosing with vehicle. No human FXN was found. Since these were healthy NHPs there were levels of endogenous monkey FXN present. This is demonstrated by the yellow bars in the graph in Figure 8 below on Day 3. After 7 and 14 days of dosing with CTI-1601 human FXN was seen in significant amounts in all tissues analyzed. This is demonstrated by the appearance of the green bars on Day 10 and 16 in the figure below. This study demonstrated that CTI-1601 delivers human FXN to NHPs when administered subcutaneously and that we can use our proprietary assay to evaluate changes in FXN levels in patients with Friedreich’s ataxia.

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

To support extended dosing of patients with CTI-1601, we conducted a 26-week NHP toxicology study in 2021. In May 2021, we notified the FDA of certain mortalities which occurred at the two highest dose levels in the then-ongoing study. On May 25, 2021, the FDA placed a clinical hold on the CTI-1601 clinical program. In the clinical hold letter, the FDA stated that it needed to review a full study report from the then-ongoing NHP study and that we could not initiate additional interventional clinical trials until we submitted such report and received notification from the FDA that additional clinical trials could commence. At the time of the FDA clinical hold, we had no interventional clinical trials with patients enrolled or enrolling.

In July 2021, we completed dosing in the 26-week NHP toxicology study. The study included four dose groups in addition to vehicle. Data from the study were collected throughout the second half of 2021 and included in the complete response to the clinical hold submitted to the FDA in January 2022.

In February 2022, we received feedback from the FDA following our submission of the complete response which included a comprehensive study report from the 26-week NHP toxicology study. The FDA stated that it was maintaining its clinical hold at that time and requested additional information.

We subsequently submitted a request for an FDA Type C meeting, which was granted and was held in July 2022. Following the Type C meeting, we submitted a complete response to the FDA.

In September 2022, following the Type C meeting and the submission of our complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial hold. The dose exploration trial is designed to further characterize CTI-1601’s safety, PD and PK profiles to provide information about the preferred long-term dose and dose regimen. We have since initiated the 25 mg cohort of the Phase 2 dose exploration trial. Initiation of the second cohort and/or other clinical trials is contingent on the FDA’s agreement based on its review of the trial's 25 mg cohort data and on review by the trial’s independent data monitoring committee. We anticipate that we will provide an update that will outline the next steps for the clinical trial in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023.

Clinical Development

Non-Interventional Studies

We have conducted non-interventional studies to examine the range of tissue FXN concentrations in individuals who are homozygous for the normal FXN gene. Tissue samples in these studies were collected using the same sampling techniques and proprietary assay used in the interventional studies. In a 2020 study we obtained data from 8 healthy adults, but the study was then terminated early by the study site due to competing priorities during the COVID-19 pandemic. In 2021 we initiated a second study that enrolled approximately 60 healthy adults. Enrollment in this study was completed in 2022 and data is currently being evaluated.

Clinical Trials

Completed Initial Phase 1 Clinical Studies in Adults with Friedreich’s ataxia

We submitted our IND application for CTI-1601 and began Phase 1 clinical trials in 2019 in patients with FA. We completed two clinical studies of CTI-1601 in adult subjects with FA, a SAD study (completed in 2020) and a MAD study (completed in 2021). The primary objective for the SAD and MAD studies was to assess the tolerability of CTI-1601 at doses ranging from 25 mg to 100 mg administered via subcutaneous injection. The secondary objectives were to establish the PK of CTI-1601 administration in humans and to explore the pharmacodynamics PD of CTI-1601 administration by measuring tissue FXN concentrations in accessible tissues, namely buccal and skin cells, and in platelets. Administration of CTI-1601 via subcutaneous {"SC"} injection appeared to be well tolerated up to doses of 100 mg administered daily for up to 13 days. No SAEs were reported in either study. The most common treatment emergent adverse events ("TEAEs") were injection site reactions ("ISRs") that were generally mild, self-limited, and usually resolved within approximately 1 hour. There was rapid uptake of CTI-1601 into the circulation following subcutaneous injection, and exposure appears to be proportional to dose. Data from the MAD study demonstrated that after 7 days of daily dosing of 50 mg and 100 mg of CTI-1601 in subjects with FA, mean tissue FXN concentrations increased in the tissues studied by approximately 2- to 3-fold to levels that are similar to or exceed levels we would expect to see in asymptomatic heterozygous carriers (See Figure 9). Patients in the 25 mg cohort were dosed once a day for the first 4 days followed by 1 dose every third day through Day 13 for a total of 7 doses, while the patients in the 50 mg cohort were dosed once a day for the first 7 days followed by 1 dose every other day through Day 13 for a total of 10 doses, and patients in the 100 mg cohort were dosed once a day for 13 days consecutively for a total of 13 doses (see Figure 10). The study was designed in this fashion to ensure that the PK of CTI-1601 in patients with FA were characterized at the lower doses before the dose was escalated. This is typical of first in human studies such as multiple-ascending dose trials that evaluate a study drug’s clinical safety profile. We believe the data provide preliminary clinical evidence of the potential of CTI-1601 as a treatment for patients with FA and warrant continued evaluation of the potential benefits of sustained treatment.

Figure 9.

Figure 10.

Phase 2 Clinical Trial

When the FDA lifted the full clinical hold, it imposed a partial clinical hold. We have since initiated the Phase 2 dose exploration trial, with top-line data expected in the second half of 2023. The initiation of a second cohort and/or other CTI-1601 clinical trials is contingent on the FDA's agreement based on its review of the study’s 25 mg cohort data and on review by the study's independent data monitoring committee. We expect to provide an update on the study in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023. We do not know if, or when, the FDA will lift the partial clinical hold on our CTI-1601 program, if it will allow additional cohorts of this dose exploration study or if it will ever allow further clinical development of CTI-1601.

CTI-1601 Clinical Development Plan

We are in the process of evaluating the timeline of an open label extension ("OLE") study which we refer to as the Jive study and a pediatric MAD placebo-controlled study. The Jive study is a clinical trial that will enroll patients who participated in the SAD or MAD study, as well as the currently ongoing dose exploration study if they are eligible and is designed to gather long-term data to assess safety and tolerability, dose, PK and PD, and potential efficacy of SC administration of CTI-1601 in subjects with FA. The pediatric MAD placebo-controlled study is currently planned to be in patients from two to seventeen years of age. These patients may also be eligible to enroll in the Jive study after completing participation in the MAD study. We expect to initiate a global registration study once sufficient data is available to inform decisions regarding dosing and trial design. The design and protocol of the study will be based on the results of the earlier studies and will incorporate feedback from regulatory authorities in various countries. The progression of the Jive study and the global registration study will be subject to FDA review of our CTI-1601 Phase 2 cohort 1 data, and possibly other data.

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

As of February 1, 2023, our intellectual property portfolio was composed of numerous international (PCT). foreign, and United States non-provisional applications and United States provisional patent applications that we own or co-own, six issued United States patents and additional non-provisional patent applications in the United States and in certain foreign jurisdictions that we license from academic institutions. The issued patents in the United States licensed by us, which include issued patents covering the composition of matter for CTI-1601 and methods for treating FA, have expiration dates between 2024 and 2040 without taking potential patent term extension into consideration. The international and the United States non-provisional patent applications licensed by us relate to composition of matter and methods of use for CTI-1601.

The additional patent applications we own or co-own which include international (PCT), foreign and United States non-provisional patent applications and United States provisional patent applications are related to the development of CTI-1601 and to our peptide-delivery platform technology.

A provisional patent application allows for an effective filing date to be established with regard to an invention, but once a provisional patent application is filed, either a corresponding non-provisional patent application or a petition to convert the provisional patent application into a non-provisional patent application must be filed within 12 months or such effective filing date will be lost. If we or our licensor timely files non-provisional patent applications in the United States and in countries outside of the United States with regard to our provisional patent applications and these non-provisional patent applications result in issued patents, such patents are expected to expire in 2043, without taking potential patent term adjustment or patent term extension into consideration.

CTI-1601 is covered by licensed issued patents (composition of matter and methods of use) in the United States which, if properly maintained, will expire in 2024, 2025 and 2040, excluding any patent term extensions that might be available following the grant of marketing authorizations. We also possess an exclusive license to non-provisional applications in the United States and certain countries outside the United States for CTI-1601 (composition of matter and methods of use).). If these patent applications in the United States and other countries result in issued patents, those patents would be expected to expire in 2040. This estimated expiration excludes any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. We cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

In-License Agreements

We are party to a License Agreement dated November 30, 2016 with Wake Forest University Health Sciences ("WFUHS") and a License Agreement dated November 30, 2016, as amended, with Indiana University ("IU"). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by us with respect to the development of CTI-1601.

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

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our platform technology, product candidates and scientific expertise in the field of rare diseases provide competitive advantages, we face competition from various sources, including larger and better-funded pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. We expect to compete with Reata Pharmaceuticals’ SKYCLARYStm (omaveloxolone), which was recently approved by the FDA for the treatment of Friedreich’s ataxia in adults and adolescents aged 16 and older. Other competitors currently developing therapeutics to treat Friedrich's ataxia include, but are not limited to PTC Therapeutics, Inc., Design Therapeutics, Inc., Novartis, Pfizer, Voyager/Neocrine, and Takeda/StrideBio.

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

Manufacturing and Supply

CTI-1601 is a biologic fusion protein that is produced in E. coli. We have worked with contract manufacturers to develop, in accordance with cGMPs a manufacturing process and analytical methods for drug substance to support clinical trials. We also use third party manufacturers for the clinical packaging, storage and distribution of CTI-1601. We rely on third parties to store the CTI-1601 master cell bank and working cell bank, each stored at a different location. We continue to advance the manufacturing of CTI-1601, obtain stability data, and produce drug product for future clinical trials. We are continually trying to optimize our manufacturing process to increase yields, decrease costs and increase reliability in supply chains. The final process will need to be successfully scaled up to support commercial manufacturing.

The drug substance which is in frozen liquid form for CTI-1601 is currently manufactured for us by KBI Biopharma, Inc. ("KBI"). We are party to a Master Services Agreement, as amended, with KBI, pursuant to which KBI provides biological development and clinical manufacturing services with respect to CTI-1601. We currently produce a frozen liquid form of drug product at another manufacturer. We expect to undertake a program with a third-party manufacturer to begin to produce a lyophilized version of the drug product from the same KBI drug substance, that, once available, we intend to use in certain of our future planned clinical trials.

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

As of December 31, 2022, we employed 26 full-time employees in the United States, of which 20 are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Giovanni Manfredi, MD, PhD	Finbar and Marianne Kenny Professor of Clinical and Research Neurology, Weill Cornell Medicine; Professor of Neuroscience, Weil Cornell Medicine
Jill Ostrem, MD	Medical director and division chief of University of California San Francisco (UCSF) Movement Disorders and Neuromodulation Center. Carlin and Ellen Wiegner Endowed Professor of Neurology.
Mark Payne, MD	Professor of Pediatrics, Indiana University School of Medicine

Facilities

We lease office and laboratory space, which consists of approximately 5,000 square feet and 1,750 square feet located in Bala Cynwyd, PA and Philadelphia, PA, respectively. Our office lease expires in August 2023 with an option to extend for three years, and our laboratory lease expires in December 2023. We believe that we will need to increase our leased square footage in the near and intermediate term. We believe that appropriate space will be readily available on commercially reasonable terms.

As part of the Merger (as defined below) with Zafgen, Inc ("Zafgen"), we acquired a non-cancellable operating lease for approximately 17,705 square feet of office space at 3 Center Plaza, Boston, Massachusetts (the "Boston Lease"). The Boston Lease expires on October 30, 2029. On October 27, 2020, we entered into a sublease agreement whereby we subleased all 17,705 square feet of office space leased under the Boston Lease until October 30, 2029.

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

Government Regulation

In the United States, drug and biologic products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDCA, with the exception that the section of the FDCA that governs the approval of drugs via new drug applications (“NDAs”), does not apply to the approval of biologics. In contrast, biologics are approved for marketing under provisions of the Public Health Service Act (“PHS Act”), via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs. FDA approval or licensure also must be obtained before the marketing of drug and biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Development Process

The process required by the FDA before a drug or biologic product may be marketed in the United States generally involves the following:

•
completion of non-clinical laboratory tests and animal studies according to Good Laboratory Practices ("GLPs"), and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
preparation of clinical trial material in accordance with cGMPs;
•
submission to the FDA of an application for an Investigational New Drug ("IND") application, which must become effective before human clinical trials may begin;
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
•
submission to the FDA of an NDA or BLA for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of non-clinical testing and clinical trials;
•
satisfactory completion of an FDA inspection prior to NDA or BLA approval of the manufacturing facility or facilities where the drug or biological product is produced to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
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

The clinical study sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some non-clinical testing typically continues after the IND is submitted. An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor must resolve any deficiencies to the satisfaction of the FDA, and the FDA must lift the clinical hold before the clinical trial can begin. The FDA may also impose clinical holds on a drug or biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible, or (2) the single trial is supported by other confirmatory evidence. In drugs and biologics for rare diseases where patient populations are small, Phase 3 trials might not be required if an acceptable adequate risk/benefit profile can be demonstrated from Phase 2 trials.

An OLE study may also be conducted. An OLE study typically enrolls participants from previous clinical trials and is designed to gather the long-term safety and tolerability data on a potential new medicine beyond the time period of the original studies.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication in real-world scenarios. They provide additional information regarding risks, benefits and best use, including longer term safety data. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

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

Under the Prescription Drug User Fee Act, as amended, ("PDUFA") each NDA or BLA may be accompanied by a significant application fee. The applicant for an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews an NDA or BLA submitted to determine if it is substantially complete before the agency files it. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective (for drugs) or safe, potent, and effective (for biologics), for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, safety, strength, quality, potency and purity. One of the performance goals agreed to by the FDA under the PDUFA is to review standard NDAs or BLAs in 10 months from filing and priority NDAs or BLAs in six months from filing, whereupon a review decision is to be made. The review process may be extended by three months if the FDA classifies a response to an FDA request for additional information or clarification as a major amendment.

The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the review, the FDA will also determine whether a REMS is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.

Before approving an NDA or BLA, the FDA may inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of drug and biological products continues after approval, particularly with respect to cGMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation.

Following approval, the manufacturing facilities are subject to biennial inspections by the FDA’s and such inspections may result in an issuance of FDA Form 483 deficiency observations, untitled letter, or a warning letter, which can lead to plant shutdown and other more serious penalties and fines. Prior to the institution of any manufacturing changes, a determination needs to be made whether FDA approval is required in advance. If not done in accordance with FDA expectations, the FDA may restrict supply and may take further action. Annual product reports are required to be submitted annually. Other post-approval requirements applicable to drug and biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

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

Manufacturers must also comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or inpatient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect.

Drug and biologic product manufacturers and other entities involved in the manufacture and distribution of approved drug and biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as showing clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of our products for seven years if a competitor obtains approval before we do for the same product as defined by the FDA for the same indication we are seeking approval, or if our product is determined to be contained within the competitor’s scope of product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity.

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

The FDA may give a priority review designation to drug or biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation may also be considered appropriate to receive a priority review.

In addition, drug and biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug or biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug or biological product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biological product may be subject to accelerated withdrawal procedures.

The Food and Drug Omnibus Reform Act (“FDORA”) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement actions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Rare Pediatric Disease Vouchers

The Rare Pediatric Disease Voucher Program is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs and biologics for rare diseases, pediatric populations, and unmet medical needs, this program provides an additional incentive for the development of drugs and biologics for rare pediatric diseases, which may be used alone or in combination with other incentive programs. A rare pediatric disease is defined as a disease that is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and is a rare disease or condition as defined in the FDCA, which includes diseases and conditions that affect fewer than 200,000 persons in the United States and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the product in the United States can be recovered from sales of the product in the United States.

The sponsor of an application for a drug product that obtains rare pediatric disease designation may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. A rare pediatric disease drug product must meet certain eligibility requirements for a priority voucher at the time the sponsor seeks approval. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (“PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (“FDASIA”), amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") created an abbreviated approval pathway for biological products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or "fingerprinting", in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”), for clinical trial authorization in up to 30 European Union/European Economic Area ("EU/EEA") countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

To obtain regulatory approval of product under the European Union's regulatory system, we are mandated to submit a Marketing Authorization Application ("MAA"), to be assessed in the Centralized Procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the European Union and the additional Member States of the European Area (Iceland, Liechtenstein and Norway) ("EEA"). It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products, for advance therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and for human products containing a new active substance which are not authorized in the European Union and which are intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization is in the interests of patients at European Union. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit/risk profile. The procedure results in a European Commission decision, which is valid in all European Union Member States. Centrally authorized products may be marketed in all Member States. Full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the Marketing Approval ("MA") has been granted.

The rapporteur and co-rapporteur then assess the applicant's replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of the product's characteristics, the package leaflet and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has fifteen days to forward its opinion to the European Commission which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP.

The Commission has fifteen days to prepare a draft decision. The medicinal product is assigned a Community registration number, which will be placed on its packaging if the marketing authorization is granted. During this period, various Commission directorates-general are consulted on the draft marketing authorization decision. There are two other procedures in the European Union for the grant of an MAA in multiple European Union Member States. The Decentralized Procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states. Where a product has already received a marketing authorization in one Member State, another Member State can recognize that marketing authorization under the mutual recognition procedure.

Applications from persons or companies seeking "orphan medicinal product designation" for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions that affect not more than 5 in 10,000 persons in the European Union are reviewed by the Committee for Orphan Medicinal Products, ("COMP"). In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union where without incentives it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan product will be of significant benefit to patients. We have obtained orphan drug designation for CTI-1601.

Orphan designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure before and during the first year after marketing approval. Fee reductions are not limited to the first year after marketing approval for small and medium enterprises. In addition, if a product which has an orphan drug designation subsequently receives EMA marketing approval for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar drug for the same indication for a period of 10 years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication if:

•
the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;

•
the MA holder of the authorized orphan product consents to a second orphan medicinal product application; or
•
the MA holder of the authorized orphan product cannot supply enough orphan medicinal product

The EMA offers a scheme to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and is intended to reinforce early dialogue with, and regulatory support from, EMA in order to stimulate innovation, optimize development and enable accelerated assessment of such product candidates. It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by the EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an MA through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

If a medicine is selected for the PRIME scheme, EMA:

•
Appoints a rapporteur from the CHMP or from the Committee for Advanced Therapies ("CAT") to provide continuous support and to build up knowledge of the medicine in advance of the filing of an MAA;
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

The aforementioned European Union rules are generally applicable in the EEA.

The UK left the European Union on January 31, 2020 and the UK and the European Union concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not provide for wholesale mutual recognition of UK and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework continues to apply in Northern Ireland). Except in respect of the new European Union Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current European Union medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of UK and European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under the new framework mentioned below which will be put in place by the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK’s medicines regulator, from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Once the Windsor Framework is approved by the EU-UK Joint Committee, the UK Government and the European Union will enact legislative measures to enact it into law. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing E.U. MAs for centrally authorized products were automatically converted (grand fathered) into UK MAs free-of-charge on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

There is now no pre-marketing authorization orphan designation in Great Britain. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the GB market, i.e. the prevalence of the condition in GB (rather than the EU) must not be more than 5 in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB or EU/European Economic Area, wherever is earliest.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their implementing regulations, impose obligations on certain types of individuals;
•
entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;
•
the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, the agency that administers the Medicare and Medicaid programs ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and
•
The Foreign Corrupt Practices Act ("FCPA") prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

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

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. CMS also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, included provisions that affected the pharmaceutical industry. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, expanded the 340B program, and increased the amount of Medicaid drug rebates manufacturers are required to pay to states. Since that time, there have been significant ongoing legislative and executive efforts to modify or eliminate the Affordable Care Act. The Tax Act of 2017, for example, repealed the shared responsibility payment provisions commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011 and subsequent legislation has resulted in reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year which will remain in effect through 2031 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025;
impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition.

We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, including recent changes that allow the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

ITEM 1A. RISK FACTORS

You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10-K, as well as the other information contained herein, including our audited consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. In that event, the trading price of our common stock could decline.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception we have devoted substantially all of our resources to the development of CTI-1601. We have incurred significant losses in each year of operation since our inception in 2016. For the years ended December 31, 2022 and 2021, we had net losses of $35.4 million and $50.6 million, respectively, and, as of December 31, 2022, we had an accumulated deficit of $151.6 million and we expect to continue to incur significant expenses and net operating losses ("NOLs") for the foreseeable future.

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
•
hire and retain additional personnel, such as clinical, manufacturing, quality control, regulatory and finance personnel.
•
build out our sales, marketing and distribution infrastructure, assuming CT-1601 is approved for marketing; and
•
experience any delays or encounter issues with any of the above.

We currently have no sales, marketing. medical affairs infrastructure and have no experience in the sales, marketing, or distribution of pharmaceutical products. Assuming CTI-1601 ultimately is approved for marketing in the US and elsewhere, we will need to establish sales and marketing capabilities as well as customer service and support, logistics, and other related functions, or make arrangements with third parties to perform these services;

Net losses and negative cash flows have had, and will continue to have, an adverse effect on our liquidity and potentially the ability for us to raise capital due to our unfavorable operating results.

We have no commercial revenue and may never become profitable.

To date, we have not generated any commercial revenue. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and to successfully commercialize, CTI-1601 or other product candidates that we may develop, in-license or acquire in the future.

This will require success in a range of challenging activities, including completing numerous clinical trials of CTI-1601 or any future product candidates, obtaining marketing approval for CTI-1601 and any future product candidates, manufacturing, marketing and selling those products for which we, or any future collaborators or partners, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance and/or government payors. Even if we are able to successfully achieve the above, we do not know what the reimbursement status of CTI-1601 or any other future product candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, non-clinical studies and clinical trials and the regulatory approval process for CTI-1601 and any future product candidates.

Our ability to generate revenue from CTI-1601 or any future product candidates also depends on a number of additional factors, including our ability to:

•
successfully complete development activities, including the remaining non-clinical studies and planned clinical trials for our product candidates;
•
complete and submit NDAs and BLAs to the FDA and MAAs to the EMA and obtain regulatory approval for indications for which there is a commercial market;
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

As of December 31, 2022, our existing cash, cash equivalents and marketable securities were $118.4 million, excluding restricted cash of $1.3 million. This amount will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of the development of CTI-1601. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, financial condition and prospects. In addition, geopolitical unrest including, for example, the broader impact of the Russian invasion of Ukraine, the possibility that the conflict could expand beyond eastern Europe, and the impact of a possible resurgence of vaccine resistant, more deadly or more contagious variant of COVID-19 or other health crisis or recent liquidity constraints, failures and instability in U.S. and international financial banking systems on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity.

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

As of December 31, 2022 we had NOL carryforwards that expire for U.S. federal income tax purposes of $167.4 million, a portion of which begin to expire in 2026. Our net operating losses ("NOLs") could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2022, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $128.7 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period.

In general, under Section 382 of the Internal Revenue Code (the "Code") if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as capitalized research and development costs and research tax credits) to offset its post-change income may be limited. We believe that as a result of our merger with Zafgen, our ability to utilize NOLs acquired in the transaction and our other NOLs is expected to be severely limited by Section 382 of the Code. Additionally, our July 2021 and September 2022 equity transactions could also limit our ability to utilize NOLs in the future. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed and would adversely affect our business, financial condition and results of operations.

Changes in tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, under Section 174 of the code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Our Product Development and Regulatory Approvals

The FDA has placed a partial clinical hold on CTI-1601 and there is uncertainty as to when, or if, the FDA will lift the partial clinical hold on our CTI-1601 program, if it will allow additional cohorts of the dose exploration study or if it will ever allow further clinical development of CTI-1601.

In May 2021, the FDA placed a clinical hold on our CTI-1601 clinical program after we notified the agency of mortalities at the two highest dose levels of the 26-week NHP toxicology study that was designed to support extended dosing of patients with CTI-1601. This NHP study included four dose groups in addition to vehicle and the mortalities were seen in the two highest dose groups. At the time the hold was placed, we had no interventional clinical trials with patients enrolling or enrolled.

In July 2021, we completed dosing in the NHP toxicology study. Data from the study were collected throughout the second half of 2021 and included in the complete response submitted to the FDA

In February 2022, in response to our complete response to the clinical hold discussed above, the FDA stated that it was maintaining the clinical hold and that additional data were needed to resolve the clinical hold.

We subsequently submitted a request to the FDA for a Type C meeting, which was granted and was held in July 2022. We submitted a complete response to the FDA incorporating additional information requested by the FDA at the meeting as well as information on a proposed dose exploration study in August 2022.

In September 2022, following the Type C meeting and the submission of our complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial hold. We have since initiated the 25 mg cohort of the Phase 2 dose exploration trial. Initiation of the second cohort and/or other clinical trials is contingent on the FDA’s agreement based on its review of the trial's 25 mg cohort data and on review by the trial’s independent data monitoring committee. We anticipate that we will provide an update that will outline the next steps for the clinical trial in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023

Our business may be adversely affected if the FDA does not lift the partial clinical hold in a timely manner, if it places a full clinical hold on the development of CTI-1601, or, if additional non-clinical or clinical studies are required. This may cause significant delays or expense in developing CTI-1601.

Our success is currently dependent upon the success of our lead product candidate, CTI-1601, for which we have completed two Phase 1 clinical trials in patients with FA and are currently conducting a Phase 2 dose exploration study. We cannot be certain that data from the first cohort of our current dose exploration study will provide the FDA with adequate data to allow the CTI-1601 development program to proceed as planned in part or in full, or that we will ultimately be successful with our clinical development or that we will be ever able to obtain regulatory approval for CTI-1601.

We currently have no drug products for sale and our business is currently wholly dependent on our successful clinical development, regulatory approval and commercialization of CTI-1601, our lead product candidate and our only product candidate in clinical development, for which we have completed two Phase 1 clinical trials in patients with FA and are currently working to complete a Phase 2 dose exploration under an FDA partial clinical hold. The study’s first cohort (25 mg ) is proceeding in line with our planned timeline with dosing completed. Additional cohorts and/or other clinical trials are contingent on the review of the study’s 25 mg cohort data by the FDA and the data monitoring committee. We expect to provide an update on the study in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023.

If our efforts to develop and commercialize CTI-1601 for the treatment of FA are unsuccessful, or we experience significant delays in doing so, our business could also be substantially harmed. The success of CTI-1601 will depend on several factors, including the following:

•
maintaining our IND application with the FDA in order to continue to conduct clinical trials in the United States, including our ability to have the clinical hold lifted by the FDA on a timely basis, if at all;
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

Moreover, current and future non-clinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot provide assurance that we will be able to successfully progress any future non-clinical programs from candidate identification to Phase 1 clinical development. As is typical in candidate development, we have a program of ongoing toxicology studies in animals for CTI-1601 and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect the clinical development of CTI-1601. For the foregoing reasons, we cannot be certain that our ongoing and planned non-clinical studies and clinical trials will be successful. If non-clinical studies or clinical trials for CTI-1601 or any future product candidates or indications fail to demonstrate safety or efficacy to the satisfaction of the FDA or the equivalent regulatory authorities in other countries, the FDA or equivalent regulatory authority will not approve our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition results of operations and prospects.

We do not know whether any ongoing or future clinical trials for CTI-1601 will be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed, prevented or terminated for a number of reasons, including as a result of safety concerns, or ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, institutional review boards (IRBs") or ethics committees, an independent data monitoring committee, or safety review committee, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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
•
challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, such as pediatric patients, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from FDA-approved therapeutics for FA, other clinical trial programs for similar indications, and the resurgence of vaccine resistant, more deadly or more contagious variants of COVID-19 and the efforts to mitigate those effects;
•
difficulties in retaining or recruiting clinical investigators in our ongoing or future clinical trials;
•
difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, perceived lack of efficacy, side effects, screening and monitoring measures, personal issues or loss of interest;
•
severe, serious or unexpected drug-related adverse events experienced by patients in clinical trials;
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

For our lead product candidate CTI-1601, we have completed two Phase 1 clinical trials in patients with FA and are currently conducting the first cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients. Additional cohorts and/or the initiation of other clinical trials are contingent on agreement by the FDA based on its review of the data from the 25 mg cohort and on review by the study's independent data monitoring committee. We expect to provide an update that will outline the next steps for the study in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023. We do not know if, or when, the FDA will lift the partial clinical hold on our CTI-1601 program, if it will allow additional cohorts of this dose exploration study or if it will ever allow further clinical development of CTI-1601.

Clinical trials may also be delayed or terminated as a result of safety issues in non-clinical or clinical trials, ambiguous or negative interim results or events outside of our control.

If future clinical trials of CTI-1601 fail or further delays occur in the United States and or other countries, we may not be able to develop and commercialize CTI-1601 and could fail to realize the potential advantages of doing so, and it could materially adversely affect our business, financial condition and results of operations.

In addition, disruptions caused by health crises, such as the recent COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, FA is a rare disease, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients may need to travel from other countries to the clinical trial sites in order to participate. In addition, given the limited number of FA patients, the recent approval of a competing therapy for the treatment of FA may make patients less likely to enroll in our clinical trials or less likely to be eligible for our clinical trials. Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

We may not be successful in our efforts to identify, discover or acquire additional product candidates.

We currently only have one product candidate CTI-1601 in clinical development, although we have other product candidates in pre-clinical development. Therefore, the success of our business largely depends upon our ability to identify, develop, in-license or acquire and commercialize products targeting rare diseases. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. In addition, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We have no marketed proprietary products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop CTI-1601 or any future product candidates and commercialize any resulting products independently.

We have no experience in later stage clinical development, and related regulatory requirements or the commercialization of products. As a result, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 1, successfully conduct an international multi-center clinical trial, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

•
obtain the FDA's permission to continue with the clinical development of CTI-1601;
•
execute our clinical development plans for product candidates;
•
obtain required regulatory approvals in each jurisdiction in which we will seek to commercialize products;
•
build and maintain appropriate sales, distribution and marketing capabilities;
•
gain market acceptance, including reimbursement, for our future products, if any; and
•
manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization activities.

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

We have advanced only one product candidate into clinical development, CTI-1601. Our business currently depends primarily on CTI-1601’s successful clinical development, regulatory approval and commercialization. We submitted our IND and it was accepted, permitting the conduct of clinical trials. We completed two Phase 1 clinical trials but, as a result of certain mortalities in a non-clinical study of NHPs, the FDA issued a clinical hold. We responded to the clinical hold in January 2022. Following review of our response, the FDA maintained the clinical hold.

In September 2022, following the Type C meeting and the submission of our complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial hold. The dose exploration trial is designed to further characterize CTI-1601’s safety and PD and PK profiles to provide information about the preferred long-term dose and dose regimen. We have since initiated the 25 mg cohort of the Phase 2 dose exploration trial. Initiation of the second cohort and/or other clinical trials is contingent on the FDA’s agreement based on its review of the trial's 25 mg cohort data and on review by the trial’s independent data monitoring committee. We anticipate that we will provide an update that will outline the next steps for the clinical trial in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023.

We do not know if, or when, the FDA will lift the partial clinical hold on our CTI-1601 program, if it will allow additional cohorts of the dose exploration study or if it will ever allow further clinical development of CTI-1601. If the FDA does not lift the clinical hold in a timely manner, or at all, our development timelines and our business may be adversely affected and our stock price may decline. Further, even if the FDA lifts the partial clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns after the partial clinical hold is lifted, future CTI-1601 non-clinical or clinical studies may be required. In such instances, our progress in the development of CTI-1601 may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business, which could impair our ability to ultimately obtain FDA or other regulatory approval for CTI-1601.

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

Published clinical data or case reports from third parties or early clinical trial data of CTI-1601 or any future product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients, or different patient populations, such as pediatric patients, may fail to show the desired safety or efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), different patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, CTI-1601 is the only protein replacement therapy being developed for the treatment of FA and therefore non-clinical studies may not be adequate to predict efficacy in a clinical trial due to our novel protein replacement therapy platform.

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

We may experience difficulties identifying and enrolling patients in our clinical trials given the limited number of patients who have the disease for which CTI-1601 is being studied or for any other product candidate we may study in the future. Difficulty in enrolling patients could delay or prevent clinical trials of CTI-1601 or any future product candidate. There are also competing FA therapeutics, other competing studies and potentially other FA therapeutics that could be approved that may also limit the availability of prospective participants in CTI-1601 clinical trials.

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

The conditions for which we are planning to evaluate CTI-1601 and any product candidates we may evaluate in the future, are rare genetic diseases. Accordingly, there are limited patient pools from which to draw for clinical trials. Arranging for investigative sites and recruiting patients for clinical trials in this disease may be very difficult. The recent FDA approval of a product for the treatment of FA may impact our ability to enroll patients in our clinical trials as patients using other FA treatments may be excluded from participation in our CTI-1601 studies or may be less likely to participate in our CTI-1601 clinical trials due to the availability of another FA therapy. If other companies are studying their investigational products in Friedreich’s ataxia and/or if other companies have their products approved for the treatment of FA, it may be more difficult to enroll eligible patients into our clinical trials. Competing priorities at sites and participation of subjects in other studies may limit our ability to execute clinical trials in a timely fashion, if at all.

In addition to the rarity of FA and other diseases that we are studying, the eligibility criteria of our clinical trials will further limit the pool of available study participants as it will require patients to have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a clinical trial. The process of finding and diagnosing patients may prove costly, especially since the diseases we are studying are rare. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical trials because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of approved and competing therapies and clinical trials can also adversely impact enrollment. Furthermore, our inability to enroll a sufficient number of patients for our clinical trials, including pediatric clinical trials, could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for CTI-1601 or any future product candidates, and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. If patients are unwilling to participate in our trials for any reason, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of potential products may be delayed. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from CTI-1601, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed. Any of these occurrences may harm our business, financial condition, and prospects significantly.

FA has no FDA-approved therapies that address frataxin deficiency, which is the underlying cause of the disease, and clinical endpoints required to obtain approval are not well defined.

There are currently no FDA-approved products to treat FA that are designed to increase frataxin levels. We have concentrated our research and development efforts on developing a novel, FA therapy designed to address frataxin deficiency, which is the underlying cause of the disease, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. Given the nature of FA, we may have to devise novel clinical endpoints to be tested in our clinical trials, which can lead to some subjectivity in interpreting trial results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval, which would materially adversely affect our business, financial condition and results of operations. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as CTI-1601 that is intended to deliver FXN through a subcutaneously administered, recombinant fusion protein in FA patients are subject to unknown risks, and we may experience setbacks with our planned clinical trials of CTI-1601 in FA because of the limited clinical experience with our mechanism of action in these patients.

In particular, regulatory authorities in the United States and the European Union have not issued definitive guidance as to how to measure and achieve efficacy in treatments for FA. As a result, the design and conduct of clinical trials of CTI-1601 may take longer, be more costly or be less effective as part of the novelty of development in FA. We may use new or novel endpoints or methodologies, and the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials.

CTI-1601 may cause adverse events or undesirable side effects in non-clinical or clinical trials that could delay or prevent its regulatory approval, limit the commercial profile of approved labeling, or result in significant negative consequences following regulatory approval, if any.

Any adverse events or undesirable side effects caused by, or other unexpected properties of, CTI-1601 in non-clinical or clinical studies could cause us, any future collaborators, an IRB or ethics committee or regulatory authorities to interrupt, delay or halt clinical trials of our product candidate and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Should the FDA permit us to continue with the clinical development of CTI-1601, it is possible that as we progress CTI-1601 through clinical trials and toxicology studies, or as the use of CTI-1601 becomes more widespread if it receives regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by patients. If such side effects become known later in development or after approval, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with the use of CTI-1601 commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of CTI-1601 elsewhere or result in regulatory authorities restricting our ability to develop or commercialize CTI-1601, if approved.

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
•
regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication or a precaution, or labeling restrictions based on patient population;
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
•
we could lose our commercial market opportunity and our revenues could decrease substantially;
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

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line” or interim data and final data could significantly harm our business, financial condition, results of operations and prospects.

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

CTI-1601 uses a novel and unproven approach and mechanism to treat FA and therefore its efficacy and safety are difficult to predict, and there is no guarantee that CTI-1601 will be approved by the FDA, the EMA, or any other regulatory authorities.

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

We have received fast track therapy designation for CTI-1601 for the treatment of FA. We may, in the future, apply for other designations from the FDA (such as breakthrough therapy or accelerated approval) for CTI-1601 or future product candidates. Designation for these programs is within the discretion of the FDA. Accordingly, even if we believe CTI-1601 or a future product candidate meets the criteria for designation, the FDA may disagree. In any event, the receipt of a designation may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even though CTI-1601 has obtained fast track designation, the FDA may later decide that it no longer meets the criteria for designation and revoke it. Approval of other therapies for the treatment Friedreich’s ataxia could negatively impact our continued fast track therapy designation for CTI-1601 for the treatment of FA. In addition, if we apply to the FDA for other designations for CTI-1601 or future product candidates, the FDA might not grant such designations. If we apply for any similar programs in foreign countries for CTI-1601 or future product candidates, those designations also might not be granted by the regulatory authorities of those countries. Any of the above could adversely affect our business, financial condition and results of operations.

If we decide to pursue accelerated approval for any of our product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that it will receive marketing approval. If we are unable to obtain approval under an accelerated pathway, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining, necessary marketing approvals.

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Approval of other therapies for the treatment Friedreich’s ataxia, including the recent approval of omaveloxolone for the treatment of FA, could negatively impact our ability to demonstrate a benefit over existing treatments and therefore utilize the accelerated approval pathway. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval.

Moreover, the FDA may withdraw approval of any product candidate approved under the accelerated approval pathway if, for example:

•
the trial or trials required to verify the predicted clinical benefit of the product candidate fails to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with such product;
•
other evidence demonstrates that the product candidate is not shown to be safe or effective under the conditions of use;
•
we fail to conduct any required post-approval trial of our product candidate with due diligence; or
•
we disseminate false or misleading promotional materials relating to the relevant product candidate.

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. In addition, Congress recently enacted the Food and Drug Omnibus Reform Act (“FDORA”), which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

If we fail to maintain orphan drug designation or other regulatory exclusivity for CTI-1601 or obtain such exclusivity for any of our other product candidates in the future, our competitive position would be harmed.

We received orphan drug designation from the FDA for CTI-1601 for the treatment of FA in July 2017. In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug. A drug is clinically superior if it is safer, more effective, or makes a major contribution to patient care. In the case of a biological product, whether a drug is the same drug is based on the principal molecular structural features of the product. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Additionally, we may lose orphan drug exclusivity if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Moreover, orphan drug exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. Further, even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve another drug for the same condition if such regulatory authority concludes that the later drug is clinically superior, if it is shown to be safer, more effective or makes a major contribution to patient care.

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

If another product has received approval in the indications for which we have received orphan drug designation, we may still receive approval in that indication if we can demonstrate that our product candidate is clinically superior to the existing orphan product. This demonstration of clinical superiority may be done at the time of initial approval or in post-approval studies, depending on the type of marketing authorization granted. Having to comply with these additional requirements to obtain orphan drug exclusivity could adversely affect our business, financial condition and results of operation.

Although we have obtained rare pediatric disease designation for CTI-1601, we may not be eligible to receive a priority review voucher in the event the FDA determines we no longer meet the criteria for designation, revokes the designation or that FDA approval does not occur prior to September 30, 2026.

The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. The rare pediatric disease priority review voucher program was most recently reauthorized by Congress through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026. We received rare pediatric disease designation from the FDA for CTI-1601 in 2019. We may, in the future, apply for rare pediatric disease designation from the FDA for future product candidates that may qualify for designation. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval.

Although CTI-1601 has received rare pediatric disease designation, CTI-1601 may not receive a priority review voucher for a number of reasons: CTI-1601 may not receive approval; CTI-1601 may receive approval in adults, but not pediatric patients; CTI-1601 may not meet the eligibility requirements for a priority voucher at the time we seek approval for CTI-1601; or we may not meet the current deadline for receiving a priority review voucher (September 30, 2026), in which case we would not be able to obtain a voucher unless Congress further reauthorizes the program. Finally, a rare pediatric disease designation does not necessarily lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. If we apply for designation for future product candidates as drugs for rare pediatric diseases, the FDA may not grant the designation. The failure to maintain rare pediatric disease designation for CTI-1601 or if FDA approval does not occur prior to September 30, 2026 could result in the inability to receive a priority review voucher which could adversely affect our business, financial condition and results of operations.

If we fail to maintain PRIME designation in the European Union for CTI-1601, our competitive position would be harmed.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

If a medicine is selected for the PRIME scheme, the EMA:

•
appoints a rapporteur from the CHMP or from the CAT to provide continuous support and to build up knowledge of the medicine in advance of the filing of an MMA;
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

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, or if a medicine granted early access to the PRIME scheme cannot later demonstrate proof of concept, support under the PRIME scheme may be withdrawn. Approval of other therapies for the treatment Friedreich’s ataxia, including the recent approval of omaveloxolone could negatively impact our continued access to this and similar programs. Loss of PRIME designation for CTI-1601 or the failure to obtain such designation for any future product candidates could adversely affect our business, financial condition and results of operation.

Changes in regulatory requirements, FDA guidance, guidance from other regulatory authorities or unanticipated events during our non-clinical or clinical trials of CTI-1601 or future product candidates may result in changes to clinical trial protocols or additional non-clinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our non-clinical or clinical trials may force us to terminate or adjust our clinical programs. The FDA, or other applicable regulatory authorities may impose additional clinical trial and/or non-clinical study requirements. Amendments to our clinical trial protocols would require resubmission to the FDA, or the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials, or non-clinical studies and/or post-market studies, the commercial prospects for CTI-1601 or any other potential product candidates may be harmed and our ability to generate product revenue will be delayed or eliminated, and it would materially adversely affect our business, financial condition and results of operations.

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding drug development and commercialization. The approval processes varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Even if we receive marketing approval for CTI-1601 in the United States, we may never receive regulatory approval to market CTI-1601 outside of the United States.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to a resurgence of COVID-19, and/or other outbreaks of communicable diseases. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Regulatory requirements governing biologic products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to perform additional non-clinical studies or clinical trials, and increase our costs, or may force us to delay, limit or terminate certain of our programs.

Regulatory requirements governing biologic drug products are evolving and may continue to change in the future. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for CTI-1601 for the treatment of FA or any other future protein replacement therapy product candidates in any indication, if at all. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. Delays, failure or unexpected costs in obtaining, the regulatory approval necessary to bring our product candidates to market could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The clinical trials of CTI-1601 and any future product candidates are, and the manufacturing and marketing of CTI-1601 and any future product candidates, will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries, such as within the European Union, where we intend to seek regulatory approval of, and market, any product candidates.

Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval of or may result in the decision not to approve our product candidates. We have not obtained regulatory approval for CTI-1601, and it is possible that this product candidate or any product candidates we may seek to develop in the future will never obtain regulatory approval. If marketing approval is obtained, it will likely include post-marketing studies, and other post-marketing requirements, and surveillance such as REMS which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Furthermore, we are not permitted to market CTI-1601 in the United States or the European Union until we receive approval of a BLA from the FDA or a MAA from the EMA, or in any other foreign countries until we receive the requisite marketing approval from such countries. The development of drugs for FA or other rare diseases may require initial non-clinical studies, early and usually smaller, clinical trials and randomized, double-blind placebo controlled long-term safety and efficacy trials in order to test the safety and efficacy of the drug.

CTI-1601 requires substantial further clinical development before we can submit a BLA to the FDA. Development and/or regulatory programs for CTI-1601 in any countries other than the United States (such as a MAA to the EMA) are only in very preliminary stages and may require substantial further development in those countries prior to regulatory submissions seeking regulatory approval for marketing.

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
•
the FDA or the EMA may require that we conduct additional non-clinical studies and/or clinical trials;
•
the FDA or the EMA may not approve the formulation, manufacturing, labeling or specifications of CTI-1601;
•
the CROs that we retain to conduct and/our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
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
•
the FDA or the EMA could require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements, including requirements that limit the promotion, advertising, distribution, or sales of CTI-1601;
•
the FDA or the EMA may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•
the FDA or the EMA may change their approval policies or adopt new regulations rendering our clinical data insufficient for approval.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain and/or maintain regulatory approval for and successfully market CTI-1601. Any delay or failure in obtaining required approvals could have a material adverse effect on our business, financial condition and results of operations. This process can take many years and will likely require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and be commercialized. It is possible that the FDA or other regulatory agencies will not approve any application that we submit. It is possible that our product candidates may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our product candidates. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot ensure that CTI-1601, or any other of our potential product candidates will be successfully developed or commercialized.

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
•
HITECH imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Affordable Care Act, require manufacturers of drugs, devices, biologics, and medical supplies to report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations and would materially adversely affect our business, financial condition and results of operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011,and subsequent legislation triggered reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which will remain in effect through 2031 unless additional Congressional action is taken. The American Taxpayer Relief Act was signed into law in 2013, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Most recently, the IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare B and Part D for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or NDA or foreign marketing application. If we, or a regulatory authority, discover(s) previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we or our contractors fail to comply with applicable regulatory requirements following approval of CTI-1601, a regulatory authority may:

•
issue a warning letter, or untitled letter asserting that we are in violation of the law;
•
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for non-compliance;
•
request voluntary product recalls;
•
seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•
suspend or withdraw regulatory approval;
•
suspend any ongoing clinical trials;
•
refuse to approve a pending BLA or NDA or comparable foreign marketing application (or any supplements thereto) submitted by us;
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

The prevalence of FA is estimated to be approximately three times greater in the European Union than in the United States, and, therefore, represents our largest potential market for CTI-1601. Our future profitability will depend, in part, on our ability to commercialize CTI-1601 and future product candidates in the European Union and other foreign markets for which we may rely on collaborations with third parties. If we commercialize a product candidate in foreign markets, we would be subject to additional risks and uncertainties, including:

•
our customers’ ability to obtain reimbursement for a product candidate in foreign markets;
•
compliance with the FCPA;
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

•
if the actual number of patients with FA is lower than we believe;
•
the relative convenience and ease of subcutaneous injections as the necessary method of administration;
•
the prevalence and severity of any adverse side effects associated with CTI-1601;
•
limitations or warnings contained in the labeling approved for CTI-1601 by the FDA, EMA, or other regulatory authorities, such as a “boxed” warning or if any approval that we obtain is based on a narrower definition of possible patient populations;
•
availability of alternative treatments, including any competitive FA therapies approved or in development that have been or could be approved or commercially launched prior to approval of CTI-1601;
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
•
the impact of any future changes in U.S. healthcare, including medical financial assistance or a transition to a single-payor system;
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

Additional competing technologies could emerge, adversely affecting our opportunity to generate revenue from the sale of CTI-1601, if approved.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. For example, the FDA recently approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 and older. CTI-1601 will compete with omaveloxolone and other new, future approved products and may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including biosimilar and gene therapy competition, could force us to lower prices or could result in reduced sales. Many of our current or potential competitors, either alone or with strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. New products developed by others could emerge as competitors to CTI-1601 or any other potential product candidates, resulting in CTI-1601 or other product candidates being obsolete before we are able to recover expenses incurred in connection with their development or realize revenues from any commercialized product. The pricing of our current product candidate, if and when approved for marketing, will depend, in part, on the pricing strategies adopted by our competitors. If these or other companies enact pricing strategies that impact the price we can charge for our product candidate, if approved, we may reduce our prices and our revenue and results of operations could be affected. Any new product could also affect our ability to recruit and retain clinical trial patients, to obtain and maintain designations or eligibility for expedited regulatory pathways, and to commercialize current and future product candidates. Given that we are still in a relatively early phase of development for CTI-1601, the recent approval and commercialization of omaveloxolone and the approval of any future competing technologies could provide competitors with a significant competitive advantage and may create an additional barrier to market acceptance of CTI-1601. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and results of operations will be adversely affected.

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

In the United States, the Affordable Care Act authorized the FDA to approve biosimilars via a separate, abbreviated pathway. A growing number of companies have announced that they are in varying stages of development of biosimilar versions of existing biotechnology products. Some companies pursuing development of biosimilars may challenge our patents well in advance of the expiration of our material patents. The U.S. pathway includes the option for biosimilar products meeting certain criteria to be approved as interchangeable with their reference products. Some companies developing biosimilars may seek to register their products as interchangeable biologics, which could make it easier for prescribers or pharmacists to substitute those biosimilars for our products. In addition, critics of the 12-year exclusivity period in the biosimilar pathway law will likely continue to seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law’s provisions regarding which new products receive data exclusivity. While we are unable to predict the precise impact of biosimilars, we expect in the future for there to be greater competition in the United States as a result of biosimilars and downward pressure on product prices and sales. These biosimilars or generics may affect the tier designation by third party payors and may require prior authorization for use of CTI-1601, thereby adding barriers to access. This additional competition could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on consultants and advisors, including scientific, non-clinical, manufacturing and clinical advisors, to assist us in formulating our development and commercialization strategy. These consultants and advisors may be employed by other employers and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the competition for talent, particularly with the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. In addition, a possible resurgence of vaccine resistant or more highly contagious or deadly variants of COVID-19 or other health epidemics may pose a risk to our ability to retain and rely on our executive officers and key employees, including the potential that one or more of such employees or members of their families may contract the virus, which could impact the ability of such employees to perform as expected, which in turn would adversely impact our current and planned operations.

Recruiting and retaining qualified scientific, medical clinical, manufacturing, quality assurance, regulatory, legal, public company financial, business, sales, marketing and commercial personnel and implementing and improving our operational, financial and management systems will be critical to our ability to grow and succeed. These demands also will require the hiring of additional executive or management-level personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the executive or management level, would increase our expenses significantly. In addition, we may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical companies for similar personnel. A possible resurgence of vaccine resistant, more contagious or more highly contagious variants of COVID-19 or other health epidemics may pose may also affect our ability to attract and successfully recruit these personnel, for one or more reasons. We also experience competition for the hiring of scientific personnel from universities and research institutions. Moreover, delays or failures in clinical trials may also make it more challenging to recruit and retain qualified scientific personnel. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited and our business, financial condition and results of operations would be adversely affected.

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

Our internal computer systems, or those of any vendors, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of one or more of our vendors, contractors or consultants occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged, all of which would materially adversely affect our business, financial condition and results of operations. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

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

Our development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For CTI-1601, and any future product candidates, we may decide to collaborate with pharmaceutical and/or biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development potential product candidates for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the United States. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms if at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In addition, such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities and require devotion of a substantial amount of our time to managing these activities.

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

We face risks related to health epidemics, and/or other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

Our business could be adversely impacted by the effects of a global health epidemics, such as, for example, a possible resurgence of vaccine resistant or more highly contagious or deadly variants of COVID-19 and the efforts to mitigate such outbreaks. Such global outbreaks of communicable diseases globally could materially and adversely impact our operations, including without limitation, our manufacturing and supply chain for CTI-1601 and our planned clinical trials, which have faced, and could continue to face, enrollment difficulties as hospitals or clinical trials sites experience closures. Because FA is a rare disease, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients travel from throughout the United States to clinical trial sites to participate. Any travel advisories or infection risks could present increased risks to patients traveling to a clinical trial site for dosing if clinical trials are allowed to continue. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials. In addition, employee health and availability could be impacted, which may have a material and adverse effect on our business, financial condition and results of operations. Future pandemics could adversely affect global economies and financial markets resulting in an economic downturn that could have a material adverse effect on our business and prospects.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we may operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679 ("EU GDPR"), the UK General Data Protection Regulation (“UK GDPR”, together with the EU GDPR, the “GDPR”) and UK Data Protection Act 2018, which impose strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Economic Area/ United Kingdom ("EEA/UK") as well as any company outside the EEA/UK Union that processes personal data in connection with the offering of goods or services to individuals in the EEA/UK or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and strict rules and restrictions on the international transfers of personal data.

The GDPR prohibits the transfer of personal data to countries outside the EEA/UK, which are not considered by the European Commission and UK government as providing an “adequate” protection of personal data, including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”) and the UK International Data Transfer Agreement/Addendum (“UK

IDTA”)) has been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/UK data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is transferred and which service providers we can utilize for the processing of EEA/UK personal data. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual revenue, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, if we are required to comply with the GDPR’s requirements, we will be required to spend significant time and resources to review our technologies, systems and practices, as well as those of any third-party service providers, contractors or consultants that process or transfer personal data collected in the EEA/UK. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant fines and penalties against us, reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Companies have, in general, experienced an increase in phishing and social engineering attacks from third parties, and the increase in remote working further increases security threats. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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
increased product liability costs;
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

We have limited experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA, the EMA or other comparable foreign regulatory authorities. As a result, we expect to continue to rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor our non-clinical studies and clinical trials. We and our CROs are required to comply with various regulations, including the FDA’s regulations regarding current Good Clinical Practices ("cGCPs") which are enforced by regulatory agencies, including the FDA, and comparable foreign regulatory authorities to ensure the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Our expected reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat non-clinical studies and/or clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action, up to and including, civil and criminal penalties, which would materially adversely affect our business, financial condition and results of operations.

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

In addition, we must, at times, share confidential information with third parties. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets, intellectual property, data from clinical studies and future development plans. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such confidential information become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our confidential information, a competitor’s discovery of our confidential information or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business.

Moreover, because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. We currently have a small number of employees, which limits the internal resources we have available to engage new third-party providers, if necessary, and monitor existing third-party providers. To the extent we are unable to engage new third-party providers, if necessary, and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operation and prospects.

We rely on third-party supply and manufacturing partners for drug supplies for our research and development, non-clinical activities, and clinical activities, and may do the same for any commercial supplies of our product candidates.

We rely on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, non-clinical and clinical study drug substance and drug product. We have not yet manufactured or formulated any product candidate on a commercial scale and may not be able to do so for any of our product candidates. We will work to develop and optimize our manufacturing process; however, we cannot be sure that the process will result in therapies that are safe, potent or effective.

We do not own manufacturing facilities or supply sources for such components, non-clinical and clinical study drug substance, product and materials, including devices that may be required for administration, but may develop these capabilities in the future. There can be no assurance that our supply of research and development, non-clinical and clinical development of drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or will be of satisfactory quality or continue to be available at acceptable prices. In particular, replacement of any product formulation manufacturer we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. For example, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for drug substance and formulated drug product related to our CTI-1601 clinical program. The drug substance which is in frozen liquid form for CTI-1601 is currently manufactured for us by a third-party manufacturer, and the frozen liquid form of drug product is made at another manufacturer. We are undertaking a program with a third party manufacturer to begin to produce a lyophilized version of the drug product from the same drug substance, that, once available, we intend to use in certain of our future planned clinical trials. Our research and development programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs. In addition, because we rely on multiple manufacturers for our CTI-1601 clinical program, termination of our agreements with any of these manufacturers could significantly adversely impact our current and planned operations.

In the event that any of our suppliers or manufacturers fails to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We may rely on third party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business, financial condition and results of operations in a number of ways, including:

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for CTI-1601, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or NDA on a timely basis and where required, must adhere to the FDA’s or other regulator’s GLPs and cGMP regulations enforced by the FDA or other regulator through facilities inspection programs. The facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of CTI-1601 or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of CTI-1601 or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, the FDA or other regulatory approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third party manufacturers fail to maintain regulatory compliance, the FDA or other regulators can impose regulatory sanctions including, among other things, refusal to approve a pending application for a biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

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

Changes in methods of product candidate manufacturing may result in additional costs and/or delays.

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

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration and contract service agreements, we indemnify our collaborators from any third party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consulting agreements, we indemnify consultants from claims arising from the good faith performance of their consulting services.

Should our obligation under an indemnification provision exceed applicable insurance coverage or should we be denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds their applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Our Intellectual Property Rights

If, in the United States and other countries, we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect CTI-1601 or potential product candidates, third parties could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

With respect to our patent portfolio, we in-license from WFUHS certain issued U.S. patents that relate to CTI-1601 and its use for treating FA. We also in-license from IU a United States patent and pending non-provisional applications in the United States and certain foreign countries that relate to the composition of CTI-1601 and methods of use, and certain U.S. patents relating to materials and methods of use relating to the development of CTI-1601. We also own or co-own pending international and United States non-provisional applications and United States provisional applications relating to methods of use of CTI-1601, biomarkers and to our platform technology.

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

Our key patent, which we license relates to CTI-1601 will expire in 2040 and we will lose our ability to rely upon this patent to prevent competing products from entering the market, which may impair our ability to generate revenue.

We have in-licensed certain patents relating to CTI-1601 from WFUHS. The U.S. patents relating to CTI-1601 and its use for the treatment of FA expire in 2024 and 2025, respectively. When these patents expire, we will be unable to use these patents to try to block others from marketing CTI-1601 in the United States We have also in-licensed an issued United State patent and pending non-provisional United States patent applications in the United States and certain foreign countries relating to the composition of CTI-1601 and methods of use from IU. This United States patent will expire in 2040 at the earliest. Pending applications if issued as patents, would also expire in 2040 at the earliest. We cannot predict whether these patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. When these various patents, if issued, expire, we will be unable to use the patents to try to block others from marketing CTI-1601 in the United States.

We own a certain United States provisional application and certain United States and foreign non-provisional applications relating to our platform technology which, if issued as patents, would be expected to expire in 2041-2043. The provisional application may not be timely converted into a non-provisional application, and we cannot predict whether these provisional applications and non-provisional patent applications will issue as patents in any particular jurisdiction, or whether the claims of any issued patents will provide sufficient protection from competitors or third parties for potential product candidates. When these various patents expire, we will be unable to use the patents to try to block others from marketing products pertaining to our platform technology.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or may increase the costs of commercializing CTI-1601 or other potential product candidates, if approved.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot ensure that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may allege that CTI-1601 or our other potential product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, we may also be required to indemnify certain of our licensors, vendors or suppliers from any damages they incur related to any infringement of any third party intellectual property by our product candidates.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g. opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot ensure that there is no invalidating prior act, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, and results of operations.

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

Some intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

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

Depending upon the timing, duration and specifics of development and FDA marketing approval of CTI-1601 or our other potential product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, (the "Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain a patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues, business, financial condition and results of operations could be materially adversely affected.

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

Many of our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that we or our employees inadvertently or otherwise used or disclosed the trade secrets or other proprietary information of our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize CTI-1601 or our other potential product candidates, which would materially adversely affect our business, financial condition and results of operations.

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
•
the results of, and delays in, current, and any future, non-clinical or clinical trials of CTI-1601 or any of our future product candidates, including any delays related to a resurgence of COVID-19 or other health crises;
•
geopolitical unrest including the potential impact of the war in Ukraine and the possibility that the conflict could expand beyond eastern Europe,
•
the entry into, or termination of, key agreements, including key licensing or collaboration agreements;
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
•
general economic conditions in the United States and abroad (including the potential failure of the United States Congress to raise the debt ceiling);
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

Our management may not be able to effectively and timely implement controls and procedures which respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting, finance and information technology functions adequately or maintain internal control over financial reporting adequate to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, or to otherwise prevent material weaknesses in internal control over financial reporting, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected, which could cause a decline in the market price of our common stock.

Ownership of our common stock is highly concentrated, and it may prevent other stockholders from influencing significant corporate decisions.

Entities affiliated with Deerfield Management Company beneficially own or control approximately 38.6% of our outstanding common stock (assuming full exercise of our outstanding pre-funded warrants and no exercise of outstanding options) as of December 31, 2022, on a fully-diluted basis. Accordingly, such entities have substantial influence over the outcome of a corporate action by us requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit our other stockholders.

We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common shares less attractive to investors or otherwise limit our ability to raise additional funds.

We are currently a “smaller reporting company” as defined in the Exchange Act of 1934 and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, including simplified executive compensation disclosures in our filings, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and certain other decreased disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL") which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market LLC ("Nasdaq") such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair a stockholders ability to sell or purchase shares of common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow the common stock to become listed again, stabilize the market price or improve the liquidity of the common stock, prevent the common stock from dropping below the Nasdaq minimum bid price requirement or prevent future noncompliance with Nasdaq’s listing requirements.

General Risk Factors

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to new compliance matters.

The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall

Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and the listing requirements of Nasdaq on which our securities are listed. These rules require the maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and strong corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Our results of operations could be adversely affected by general conditions in the global economy, geopolitical events and general conditions in the global financial markets. A severe or prolonged economic downturn due to geopolitical unrest resulting from the Russian invasion of Ukraine, the possibility that the conflict could expand beyond eastern Europe as well as the impact of the resurgence of more vaccine resistant or more highly contagious variants of COVID-19 or other health crises, or other factors could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office and laboratory space, which consists of approximately 5,000 square feet and 1,750 square feet located in Bala Cynwyd, PA and Philadelphia, PA, respectively. Our office lease expires in August 2023 with an option to extend the lease for an additional three years, and our laboratory lease expires in December 2023.

We are party to an operating lease for approximately 17,705 square feet of office space in Boston, Massachusetts, which we refer to as the Boston Lease. The Boston Lease expires in October 2029. On October 27, 2020, we entered into a sublease agreement whereby we subleased all 17,705 square feet of office space leased under the Boston Lease until October 2029.

We believe that we will need to increase our lease space in the near and intermediate term. We believe that both appropriate office and laboratory space will be readily available on commercially reasonable terms.

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

Holders

As of March 14, 2023, we had approximately 24 record holders of our common stock.

Dividends

We have not declared or paid any dividends since our inception nor do we expect to pay dividends in the foreseeable future.

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel CPP technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver FXN, an essential protein, to the mitochondria of patients with FA. FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. CTI-1601 represents the first potential therapy designed to increase FXN levels in patients with FA.

We have completed two Phase 1 clinical trials in patients with FA. We have also received an orphan drug designation, fast track designation and rare pediatric disease designation, from the FDA for CTI‑1601. In addition, we received orphan designation for CTI-1601 from the European Commission and a PRIME designation from the EMA. The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the FDA or EMA.

We believe that our CPP platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

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

In May 2021, we reported positive top-line data from our Phase 1 FA program after completing dosing of the SAD trial in December 2020 and of the MAD trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). FXN levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of FXN levels that would be expected in phenotypically normal heterozygous carriers. There were no SAEs associated with either the MAD or SAD trials.

Also in May 2021, the FDA placed a clinical hold on our CTI-1601 clinical program after we notified the agency of mortalities at the highest dose levels of the 26-week NHP toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, we had no interventional clinical trials with patients enrolling or enrolled.

In February 2022, in response to the complete response we submitted to the FDA, the FDA stated that it was maintaining the clinical hold and that additional data were needed to resolve the clinical hold. We subsequently submitted a request to the FDA for a Type C meeting, which was granted and was held in July 2022. We submitted a complete response incorporating additional information requested by the FDA at the meeting as well as information on the proposed study in August 2022.

In September 2022, following the Type C meeting and the submission of the Company's complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial hold. The dose exploration trial is designed to further characterize CTI-1601’s safety, PD and PK profiles to provide information about the preferred long-term dose and dose regimen. We have since initiated the 25 mg cohort of the Phase 2 dose exploration trial. Initiation of the second cohort and/or other clinical trials is contingent on the FDA’s agreement based on its review of the trial's 25 mg cohort data and on review by the trial’s independent data monitoring committee. We anticipate that we will provide an update that will outline the next steps for the clinical trial in the second quarter of 2023 and anticipate reporting top-line data in the second half of 2023.

Recent Financing Activities

We have funded our operations to date primarily with proceeds from sales of common stock, proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents, marketable securities and restricted cash upon the merger with Zafgen, Inc. and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In August 2020, we entered into an Equity Distribution Agreement (the "Prior ATM Agreement") with an investment bank in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $50.0 million of shares of our common stock from time to time through the investment bank as sales agent.

In July 2021, we sold 2,342,720 shares under the Prior ATM agreement for net proceeds of $19.9 million, after issuance costs.

In September 2022, we sold 25,558,750 shares of common stock in an underwritten offering for net proceeds of $75.2 million, after issuance costs.

In November 2022, the Prior ATM Agreement was terminated and we entered into a new Sales Agreement (the "ATM Agreement") with another investment bank in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $50.0 million of shares of our common stock from time to time through this investment bank as sales agent.

COVID-19 Update

The COVID-19 pandemic that began late in 2019 caused a four-month temporary stoppage of our trials with patients with FA in early 2020. Both of our SAD and MAD clinical trials were subsequently completed in 2021. While COVID-19 has had no significant impact to date on our 25 mg cohort of its dose exploration study, the risk of a resurgence of future vaccine resistant variants of COVID-19 and or other infectious diseases remains. In the future, the COVID-19 pandemic and responsive measures thereto may result in negative impacts on us, including possible delays in our clinical and regulatory activities. We cannot be certain what the overall impact of a resurgence of the COVID-19 pandemic or other health crisis would be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

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

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly are considered an area of significant judgement and management's review of manufacturing, nonclinical and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. Research and development activities are central to our business. We expect to increase our investment in research and development in order to advance CTI-1601 through additional clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we pursue clinical development of CTI-1601 and/or any other product candidates we develop.

Stock Compensation Expense

We measure all stock-based awards granted to employees, non-employee consultants and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. The assumptions used in our option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, so that they are inherently subjective. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Therefore, we estimate our expected common stock price volatility based on the historical volatility of publicly traded peer companies within the life sciences/biotechnology sector with comparable characteristics including enterprise value, risk profiles and position within the industry. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We expect to continue to do so until we have adequate historical data regarding the volatility of our own traded stock price.

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
•
sponsored research agreements;
•
laboratory consumables; and
•
allocated facility-related costs.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical and commercial development of CTI-1601, or any other product candidates we develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of CTI-1601 or any other product candidates we develop will depend on a variety of factors, including:

•
the scope, rate of progress and expense of clinical trials and other research and development activities;
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
•
the possible impact of COVID-19 including the mutations of the original virus that may prove more contagious and deadly;
•
our ability to obtain and maintain patent and trade secret protection and regulatory exclusivity for our product candidates; and
•
our ability to recruit and retain key research and development personnel.

A change in the outcome of one or more of these variables with respect to the development of a product candidate could significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct additional non-clinical or clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Results of Operations

The following commentary is a discussion and analysis of our financial condition as of December 31, 2022 and results of operations and cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 and should be read in conjunction with the consolidated financial statements and accompanying notes.

The discussion and analysis of our financial condition as of December 31, 2021, and results of operations and cash flows for the year ended December 31, 2021, compared to the year ended December 31, 2020, is included in item 7, Management’s Discussion and Analysis of Financial and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
			Increase
	2022	2021	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$24,250	$38,396	$(14,146)
General and administrative	12,276	12,069	207
Total operating expenses	36,526	50,465	(13,939)
Loss from operations	(36,526)	(50,465)	13,939
Other income (expense), net	1,171	(171)	1,342
Net loss	$(35,355)	$(50,636)	$15,281

Research and development expenses

Research and development expenses for the twelve months ended December 31, 2022 decreased $14.1 million compared to the twelve months ended December 31, 2021. The decrease in research and development expenses was primarily driven by a decrease of $9.5 million in drug manufacturing costs, a decrease of $3.7 million in nonclinical development costs, a decrease of $1.6 million in clinical expense, a decrease of $0.9 million in consulting expenditures, and a decrease of $0.7 million in internal lab costs. These decreases were partially offset by an increase of $1.2 million in personnel expense, an increase of $0.7 million in non-cash, stock-based compensation expense associated with stock option grants made in 2021 and 2022 and an increase of $0.3 million in royalty fees associated with the milestone achieved in 2022.

General and administrative expenses

General and administrative expenses for the twelve months ended December 31, 2022 increased $0.2 million compared to the twelve months ended December 31, 2021. The increase in general and administrative expense was primarily driven by an increase of $0.5 million in stock-based compensation expense associated with stock option grants made in 2021 and 2022 and an increase of $0.5 million in personnel expense, partially offset by a decrease of $0.6 million in operational costs primarily related to technology and recruiting services and a decrease of $0.2 million in professional fees primarily associated with legal and consulting expense.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(27,569)	$(42,105)
Net cash provided by (used in) investing activities	(90,960)	24,169
Net cash provided by financing activities	75,257	19,885
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,272)	$1,949

Net cash used in operating activities

During the year ended December 31, 2022, operating activities used $27.6 million of cash, resulting from our net loss of $35.4 million, adjusted for noncash expenses of $6.1 million, and changes in our operating assets and liabilities of resulting in a source of cash of $1.7 million. Our net loss was primarily attributed to operating expenses of $36.5 million. The change in operating assets and liabilities was primarily due to an increase in accrued expenses due to the growth in our operating activities following the partial release of the clinical hold in late 2022.

During the year ended December 31, 2021, operating activities used $42.1 million of cash, resulting from our net loss of $50.6 million, adjusted for noncash expenses of $5.8 million, and changes in our operating assets and liabilities resulting in a use of cash of $2.7 million. Our net loss was primarily attributed to operating expenses of $50.5 million. The change in operating assets and liabilities was primarily due to a decrease in prepaid expenses due to the recognition of expense of amounts previously paid, an increase in accrued expenses due to the growth in our operating activities, partially offset by a decrease in accounts payable due to the timing of invoice processing.

Net cash provided by (used in) investing activities

During the year ended December 31, 2022, investing activities used $91.0 million of net cash, resulting from purchases of $133.6 million in marketable securities, which was offset by $42.8 million of maturities and sales of marketable securities.

During the year ended December 31, 2021, investing activities provided $24.2 million of net cash, resulting from $32.8 million representing maturities and sales of marketable securities, which was offset by purchases of $8.2 million in marketable securities and $0.3 million used for the purchase of equipment.

Net cash provided by financing activities

During the year ended December 31, 2022, financing activities provided $75.3 million of cash from sale of common stock in an underwritten public offering, net of issuance costs.

During the year ended December 31, 2021, financing activities provided $19.9 million of cash from the sale of common stock under the Prior ATM Agreement, net of issuance costs.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $35.4 million and $50.6 million for the twelve months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $151.6 million and a cash and cash equivalents balance of $118.4 million, excluding restricted cash of $1.3 million.

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
•
maintain, leverage and expand our intellectual property portfolio; and
•
expand our operational, financial, commercial and management information systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

We believe that based on our current operating plan our cash, cash equivalents and marketable securities will be able fund operating expenses and capital expenditure requirements for at least the next twelve months from the filing of these financial statements with the SEC. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical unrest, including a more widespread impact of the Russian invasion of Ukraine, the possibility that the conflict could expand beyond eastern Europe, the impact of a possible resurgence of vaccine resistant, more deadly or more contagious variants of COVID-19 and/or the potential impact of other health crises, recent liquidity constraints, failures and instability in U.S. and international financial banking systems as well as the impact of inflation or the federal government's failure to raise the debt ceiling on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

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

With respect to the year ended December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent accounting firm is PricewaterhouseCoopers LLP, Philadelphia, Pennsylvania, USA, PCAOB Auditor ID: 238.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

The following exhibits are being filed herewith:

EXHIBIT INDEX

* Filed Herewith

+ Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit

** Furnished herewith. This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

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

10.3*	Restricted Stock Award Agreement for Company Employees under the Larimar Therapeutics, Inc. 2020 Equity Incentive Plan.
10.4*	Non-Qualified Stock Option Grant Notice and Award Agreement.
10.5

Registration Rights Agreement, dated as of June 1, 2020, by and among the Company and certain Investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

10.6

Registration Rights Agreement, dated as of June 8, 2020, by and among the Company and certain Investors (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 filed on June 26, 2020).

10.7	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2020).
10.8

Employment Agreement, dated July 31, 2020, by and between the Company and Carole Ben-Maimon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 6, 2020).

10.9	Employment Agreement, dated June 1, 2020, by and between the Company and Michael Celano (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 2, 2020).

10.10	Employment Agreement, dated February 7, 2023, by and between the Company and Gopi Shankar.
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

10.16

Second Amendment to License Agreement, by and between the Company and The Trustees of Indiana University, effective as of May 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.17

Third Amendment to License Agreement, by and between the Company and The Trustees of Indiana University, effective as of June 9, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.18	Notice of Substitute Option Grant between the Company and a certain Optionee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on June 26, 2020).
10.19+

Commercial Lease by and between the Company and Shigo Center Plaza Owner, LLC dated as of February 12, 2019 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2019).

10.20+

Sublease, dated October 27, 2020 by and between the Company and Massachusetts Municipal Association, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2020).

10.21+

Master Services Agreement, dated as of September 20, 2017, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.22+

First Amendment to Master Services Agreement, dated as of November 9, 2018, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.23+*	Second Amendment to Master Services Agreement, dated as of September 20, 2022, by and between the Company and KBI Biopharma, Inc.
21.1*	Subsidiaries of Larimar Therapeutics, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.
32.1**	Section 1350 certification of the Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

By:	/s/ Carole Ben-Maimon
Name: Carole Ben-Maimon
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carole Ben-Maimon	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2023
Carole Ben-Maimon

/s/ Michael Celano	Chief Financial Officer (principal financial and accounting officer)	March 14, 2023
Michael Celano

/s/ Joseph Truitt	Chairman, Board of Directors	March 14, 2023
Joseph Truitt

/s/ Peter Barrett	Director	March 14, 2023
Peter Barrett

/s/ Frank E. Thomas	Director	March 14, 2023
Frank E. Thomas

/s/ Jonathan Leff	Director	March 14, 2023
Jonathan Leff

/s/ Thomas E. Hamilton	Director	March 14, 2023
Thomas E. Hamilton

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Larimar Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Larimar Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued Research and Development Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its key service providers. Within accrued expenses, total accrued research and development expenses amounted to $5.9 million as of December 31, 2022. As disclosed, management’s process involves reviewing open contracts and purchase orders, communicating with personnel and outside vendors to identify services that have been performed, and estimating the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not been received.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 14, 2023

We have served as the Company’s auditor since 2020.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,825	$70,097
Marketable securities	91,603	—
Prepaid expenses and other current assets	2,311	2,107
Total current assets	120,739	72,204
Property and equipment, net	831	1,049
Operating lease right-of-use assets	2,858	3,406
Restricted cash	1,339	1,339
Other assets	638	669
Total assets	$126,405	$78,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,686	$1,660
Accrued expenses	8,408	6,592
Operating lease liabilities, current	611	594
Total current liabilities	10,705	8,846
Operating lease liabilities	4,797	5,408
Total liabilities	15,502	14,254
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 43,269,200 and 17,710,450 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	43	18
Additional paid-in capital	262,496	180,645
Accumulated deficit	(151,605)	(116,250)
Accumulated other comprehensive loss	(31)	—
Total stockholders’ equity	110,903	64,413
Total liabilities and stockholders’ equity	$126,405	$78,667

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$24,250	$38,396
General and administrative	12,276	12,069
Total operating expenses	36,526	50,465
Loss from operations	(36,526)	(50,465)
Other income (expense), net	1,171	(171)
Net loss	$(35,355)	$(50,636)
Net loss per share, basic and diluted	$(1.37)	$(2.95)
Weighted average common shares outstanding, basic and diluted	25,761,394	17,164,284
Comprehensive loss:
Net loss	$(35,355)	$(50,636)
Other comprehensive loss:
Unrealized loss on marketable securities	(31)	(1)
Total other comprehensive loss	(31)	(1)
Total comprehensive loss	$(35,386)	$(50,637)

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413
Issuance of Common Stock, net	25,558,750	25	75,232	—	—	75,257
Stock-based compensation expense	—	—	6,619	—	—	6,619
Unrealized loss on marketable securities	—	—	—	—	(31)	(31)
Net loss	—	—	—	(35,355)	—	(35,355)
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	15,367,730	$15	$155,290	$(65,614)	$1	$89,692
Issuance of Common Stock, net	2,342,720	3	19,882	—	—	19,885
Stock-based compensation expense	—	—	5,473	—	—	5,473
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(50,636)	—	(50,636)
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,355)	$(50,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,619	5,473
Gain on disposal of fixed asset	—	(1)
Non-cash lease expense	(46)	15
Depreciation expense	318	326
Amortization of discount on marketable securities	(774)	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(204)	3,207
Accounts payable	26	(974)
Accrued expenses	1,816	749
Other assets	31	(250)
Net cash used in operating activities:	(27,569)	(42,105)
Cash flows from investing activities:
Purchase of property and equipment	(100)	(333)
Purchase of marketable securities	(133,610)	(8,248)
Maturities and sales of marketable securities	42,750	32,750
Net cash provided by (used in) investing activities	(90,960)	24,169
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	75,257	19,885
Net cash provided by financing activities	75,257	19,885
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,272)	1,949
Cash, cash equivalents and restricted cash at beginning of period	71,436	69,487
Cash, cash equivalents and restricted cash at end of period	$28,164	$71,436

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN") an essential protein, to the mitochondria of patients with Friedreich’s ataxia (FA"). FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

In May 2021, Larimar reported positive top-line data from its Phase 1 FA program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021.

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

In February 2022, in response to the complete response the Company submitted, the FDA stated that it was maintaining the clinical hold and that additional data were needed to resolve the clinical hold. The Company subsequently submitted a request to the FDA for a Type C meeting, which was granted and was held in July 2022. The Company submitted a complete response to the FDA incorporating additional information requested by the FDA at the meeting as well as information on a proposed dose exploration study in August 2022.

In September 2022, following the Type C meeting and the submission of the Company's complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial hold. The dose exploration trial is designed to further characterize CTI-1601’s safety, PD and PK profiles to provide information about the preferred long-term dose and dose regimen. The Company has since initiated the 25 mg cohort of the Phase 2 dose exploration trial. Initiation of the second cohort and/or other clinical trials is contingent on the FDA’s agreement based on its review of the trial's 25 mg cohort data and on review by the trial’s independent data monitoring committee. The Company anticipates that it will provide an update that will outline the next steps for the clinical trial in the second quarter of 2023 and anticipates reporting top-line data in the second half of 2023.

The Company is subject to risks and uncertainties common to pre-commercial companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for its drug candidates or any other product candidates and the ability to secure additional capital to fund its operations. Drug candidates currently under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company's drug development efforts are successful, it is uncertain when, if ever, it will realize significant revenue from product sales.

The COVID-19 pandemic that began late in 2019 caused a four-month temporary stoppage of the Company’s trials with patients with FA in early 2020. Both of the Company’s SAD and MAD clinical trials were subsequently completed in 2021. While COVID-19 has had no significant impact to date on the Company’s 25 mg cohort of its dose exploration study, the risk of a resurgence of future vaccine resistant variants of COVID-19 and or other infectious diseases remains. In the future, the COVID-19 pandemic and responsive measures thereto may result in negative impacts on the Company, including possible delays in our clinical and regulatory activities. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business and it has the potential to materially adversely affect its business, financial condition, results of operations, and prospects.

Basis of Presentation

The consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $35.4 million and $50.6 million for the years ended December 31, 2022, and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $151.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of December 31, 2022, the Company had approximately $118.4 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements, for at least twelve months from the issuance of these financial statements. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company could reduce expenditures in order to further extend cash resources.

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

There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical unrest, global uncertainty, the impact of another COVID-19 pandemic and/or the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

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

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expense, the recording as prepaid expense of payments made in advance of the actual provision of goods or services, valuation of stock-based awards and valuation of leases. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. Cash balances may be held in financial institutions which may exceed federally insured limits. The Company has not experienced realized losses related to its cash, cash equivalents and marketable securities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2022 and commercial paper and corporate bonds as of December 31, 2021.

Marketable securities

Marketable securities consist of debt investments with original maturities greater than ninety days. The Company classifies its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. When the fair value is below the amortized cost the amount of the expected credit loss is estimated. The credit-related impairment amount, if any, would be recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income in stockholders’ equity. Credit losses, if any, are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or if it is more likely than not that the Company would be required to sell the security prior to recovery of its amortized cost basis, the allowance for credit loss would be written off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, net¸ and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, the Company’s only element of other comprehensive loss was unrealized loss on marketable securities.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the twelve months ended December 31, 2022 and 2021 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 per share.

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

The Company excluded 3,071,528 and 2,523,305 options to purchase common stock, outstanding as of December 31, 2022 and 2021 respectively, from the computation of diluted net loss per share for the twelve months ended December 31, 2022 and 2021, respectively, because they had an anti-dilutive impact due to the net loss incurred for the periods.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material on an annual or interim basis to the Company’s consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that is not yet effective and believe the new guidance will not have a material impact on the consolidated results of operations, cash flows or financial position.

3.
Fair Value Measurements and Cash Equivalents/Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2022 and 2021 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2022 and 2021:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2022
Cash equivalents:
Money market funds invested in government securities	$22,184	$22,184	$—	$—
Total cash equivalents	22,184	22,184	—	—

Marketable securities:
U.S Government and agency securities	91,603	—	91,603	—
Total marketable securities	91,603	—	91,603	—
Total cash equivalents and marketable securities	$113,787	$22,184	$91,603	$—

December 31, 2021
Cash equivalents:
Money market funds invested in government securities	$6,137	$6,137	$—	$—
Commercial paper	7,549	7,549	—	—
Corporate bonds	1,219	1,219	—	—
Total cash equivalents	$14,905	$14,905	$—	$—

The accrued interest receivable related to the Company’s investments was $0.1 million as of December 31, 2022 and is included in prepaid expenses and other current assets on the consolidated balance sheet. There was no accrued interest receivable at December 31, 2021.

The Company classifies its money market funds which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in U.S. government and agency securities, corporate commercial paper, and corporate debt securities as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

As of December 31, 2022, the unrealized loss for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of December 31, 2022 and 2021, no allowances for credit losses for the Company’s investments were recorded. During the twelve months ended December 31, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

As of December 31, 2022, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund and U.S. government agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 90 days or less.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2022. There were no marketable securities as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2022
Assets:
U.S Government and agency securities (due within 1 year)	91,634	12	(43)	91,603
Total marketable securities	$91,634	$12	$(43)	$91,603

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2022	2021
	(in thousands)
Prepaid research and development expenses	$1,394	$676
Prepaid insurance	679	944
Payroll tax receivable	—	208
Other prepaid expenses and other assets	238	279
Total prepaid expenses and other assets	$2,311	$2,107

5.
Fixed Assets

Fixed assets, net consisted of the following:

		December 31,	December 31,
	Useful Life	2022	2021
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,192	1,092
Furniture and fixtures	7 years	456	456
Leasehold improvements	lease term	31	31
Total property, plant and equipment		1,745	1,645
Less: Accumulated depreciation		(914)	(596)
Property, plant and equipment, net		$831	$1,049

Depreciation expense was $0.2 million for the years ended December 31, 2022 and 2021, respectively. In addition, for the years ended December 31, 2022 and 2021, there was $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2022	2021
	(in thousands)
Accrued research and development expenses	$5,921	$5,042
Accrued payroll and related expenses	2,046	1,098
Accrued other	441	452
Total accrued expenses and other current liabilities	$8,408	$6,592

7.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

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

As of December 31, 2022, the Company’s Amended and Restated Certificate of Incorporation, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 43,269,200 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In July 2021, the Company sold 2,342,720 shares under an “at-the-market” equity distribution agreement (the "Prior ATM Agreement") with Piper Sandler & Co. for net proceeds of $19.9 million. The Prior ATM Agreement was terminated in November 2022 in connection with the establishment of a new "at-the-market" offering program (see 2022 ATM Agreement below). An aggregate of 2,354,244 shares of common stock were sold pursuant to the Prior ATM Agreement for net proceeds of $20.1 million.

In September 2022, the Company sold 25,558,750 shares of common stock in an underwritten public offering price of $3.15 per share and received net proceeds, net of underwriting discounts and commissions and offering costs of $75.2 million.

2022 ATM Agreement

On November 10, 2022, the Company entered into a sales agreement (the "ATM Agreement") with a Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50.0 million of shares of common stock (the “ATM Shares”) from time to time.

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

The ATM Shares will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, filed by the Company on November 10, 2022 and effective as of November 21, 2022 (the “Registration Statement”), and the sales agreement prospectus that forms a part of such Registration Statement. As of the date of this Annual Report on Form 10-K, no ATM Shares have been sold pursuant to the ATM Agreement.

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the "2020 Plan") on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaced the predecessor plans (the "Prior Plans") that the Company assumed following its merger with Zafgen in May 2020. Options outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the Prior Plans. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

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

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, or (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued under the 2020 Plan is 8,000,000 over the ten-year term of the 2020 Plan. During the twelve months ended December 31, 2022 and 2021, respectively, options to purchase 148,623 and 56,966 shares issued under the Prior Plans were canceled and became available for grant under the 2020 Plan. As of December 31, 2022, 1,054,277 shares of common stock were available for grant under the 2020 Plan.

As permitted by the 2020 Plan, the Company added 1,730,768 and 708,418 shares available for grant to the 2020 Plan on January 1, 2023 and January 1, 2022, respectively, increasing the maximum number of shares of the Company’s common stock that may be issued under the 2020 Plan as of January 1, 2023 to 2,785,045 shares.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	2022	2021
Risk-free interest rate	2.15%	0.89%
Expected term (in years)	6.21	6.19
Expected volatility	89%	91%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2022 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2021	2,523,305	$18.88	7.6
Granted	878,450	6.94
Forfeited/Expired	(330,227)	49.85
Outstanding as of December 31, 2022	3,071,528	$12.13	7.6	$0.3
Exercisable as of December 31, 2022	1,454,738	$14.37	6.6	$—
Vested and expected to vest as of December 31, 2022	3,071,528	$12.13	7.6	$0.3
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2022.

2022 Option Grants

During the twelve months ended December 31, 2022, the Company granted options to purchase 878,450 shares of common stock to employees and directors of the Company under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 878,450 options granted in 2022, 836,950 were granted to employees and vest over four years with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 41,500 options were annual grants to the Company's directors and vest one year from the grant date. The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2022 was $5.21.

January 2023 Option Grants

On January 31, 2023, the Company granted options to purchase 1,031,000 shares of common stock and 650,000 shares of restricted stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The shares of restricted stock which will vest annually over four years.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development	$2,771	$2,104
General and administrative	3,848	3,369
	$6,619	$5,473

As of December 31, 2022, total unrecognized compensation expense related to unvested stock options was $11.8 million, which is expected to be recognized over a weighted average period of 2.14 years.

8.
Commitments and Contingencies

Intellectual Property Licenses

The Company is party to an exclusive License Agreement (the “WFUHS License”), dated November 30, 2016, as amended, with Wake Forest University Health Sciences (“WFUHS”) and an exclusive License Agreement (the “IU License”), dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of CTI-1601. Both agreements continue from their effective date through the last to expire of the applicable agreement’s licensed patents unless earlier terminated by either party in accordance with their terms.

In partial consideration for the right and license granted under these agreements, the Company will pay each of WFUHS and IU a royalty of a low single digit percentage of net sales of licensed products depending on whether there is a valid patent covering such products. As additional consideration for these agreements, the Company is obligated to pay each of WFUHS and IU certain milestone payments of up to $2.6 million in the aggregate upon the achievement of certain developmental milestones, which commenced with the enrollment of the first patient in a Phase 1 clinical trial. The Company enrolled the first patient in its SAD trial on December 11, 2019 and paid WFUHS and IU less than $0.1 million. The Company will also pay each of WFUHS and IU sublicensing fees ranging from a high-single digit to a low double-digit percentage of sublicense consideration depending on the Company’s achievement of certain regulatory milestones as of the time of receipt of the sublicense consideration. The Company is also obligated to reimburse WFUHS and IU for patent-related expenses. In the event that the Company disputes the validity of any of the licensed patents, the royalty rate would be tripled during such dispute. The Company is also obligated to pay to IU a minimum annual royalty of less than $0.1 million per annum.

In the event that the Company is required to pay IU consideration, then the Company may deduct 20% of such IU consideration on a dollar-for-dollar basis from the consideration due to WFUHS. In the event that the Company is required to pay WFUHS consideration, then the Company may deduct 60% of such WFUHS consideration on a dollar-for-dollar basis from the consideration due to IU.

In 2022, the Company initiated dosing of a phase 2 study. Pursuant to the terms of both the WFUHS License and the IU License, the company recognized milestone expense of $0.3 million within research and development expenses.

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

The Sublease provided for an initial annual base rent of $0.8 million, which increases annually up to a maximum annual base rent of $1.0 million. The Subtenant also is responsible for paying to the Company future increases in operating costs (commencing on January 1, 2022), future increases in annual tax costs (commencing July 1, 2021) and all utility costs (commencing March 1, 2021) attributable to the Premises during the term of the Sublease. As part of the Sublease, the subtenant deposited a letter of credit in the amount of $0.8 million to assure their performance under the sublease. If there are no uncured events of default under the sublease, the amount of this security deposit decreases over time to $0.4 million on the sixth anniversary of the Sublease. The Company records sublease income, lease expense and depreciation on the sublet assets on this sublease on a straight-line basis as a component of other income/(expense).

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years. On August 4, 2020, the Company executed the first option to extend the lease for an additional year, expiring on December 31, 2021. On August 9, 2021, the Company executed the remaining option to extend the lease for an additional year, expiring on December 31, 2022. On January 3, 2023, the Company entered into a one-year extension of this lease. The Company has determined this lease extension qualifies as a short-term lease and have applied the accounting policy election to not record the related right-of-use asset and lease liabilities.

Expense arising from operating leases was $0.3 million during the twelve months ended December 31, 2022 and 2021, respectively. For operating leases, the weighted-average remaining lease term for leases at December 31, 2022 and 2021 was 6.8 and 7.6 years, respectively. For operating leases, the weighted average discount rate for leases at December 31, 2022 and 2021 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of December 31, 2022 are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2023	$1,147
2024	1,065
2025	1,083
2026	1,101
2027	1,118
Thereafter	2,095
Total lease payments	7,609
Less: imputed interest	(2,201)
Present value of lease liabilities	$5,408

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

9.
Income Taxes

During the years ended December 31, 2022, and 2021, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows.

	Years ended December 31,
	2022	2021
Domestic	$(35,339)	$(50,617)
Foreign	(16)	(19)
	$(35,355)	$(50,636)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.2	3.4
Change in state tax rate	(7.9)	(14.5)
Federal and state research and development tax credit	1.1	7.9
Nondeductible permanent differences	(1.0)	(0.6)
Change in deferred tax asset valuation allowance	(19.3)	(17.2)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Deferred tax assets:
Capitalized R&D - Acquired in Merger with Zafgen	$66,941	$65,781
Capitalized R&D - Section 174 Costs post 2021	5,019	—
Stock Based Compensation	2,709	1,458
Net operating Loss Carryforwards	42,204	43,219
Tax credit carryforwards	13,284	12,912
Other Temporary Differences	19	24
Fixed Assets & Intangibles	81	44
Operating Lease Liability	1,355	1,477
Total deferred tax assets	$131,612	$124,915
Deferred tax liabilities:
Operating Right of Use Asset	(781)	(899)
Total deferred tax liabilities	$(781)	$(899)
Less: Valuation allowance	$(130,831)	$(124,016)
Net deferred tax assets / (liabilities)	$—	$—

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards and tax credit carryforwards and a decrease other deferred tax assets associated with a reduction in the Company’s effective state rate. Changes to the valuation allowance were as follows:

	Years ended December 31,
	2022	2021
Valuation allowance as of the beginning of the year	$124,016	$115,319
Increases recorded to income tax provision	6,815	8,697
Valuation Allowance at end of Year	$130,831	$124,016

As of December 31, 2022, the Company had net operating loss carryforwards that expire for federal, foreign and state income tax purposes of $167.4 million, $1.2 million and $138.6 million, respectively. The federal and state operating losses begin to expire in 2026 and 2030, while the foreign net loss carryforward can be carried forward indefinitely. As of December 31, 2022, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $128.7 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. As of December 31, 2022, the Company also had available tax credit carryforwards for federal and state income tax purposes of $13.3 million which begin to expire in 2039. Utilization of the pre-Merger net operating loss carryforwards attributable to Zafgen, of approximately $33.5 million, are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes occurred during the tax year associated with the Merger. In addition to the limitation of the pre-Merger NOL’s of Zafgen, the net capitalized R&D deferred tax assets in the amount of $66.9 million is subject to the built-in loss rules under Section 382 and may not be realized if the underlying asset associated with the R&D is disposed within five years of the Merger, or May 28, 2025. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The ownership changes will limit the amount of pre-merger Zafgen carryforwards that can be utilized annually to offset future taxable income with an annual limitation of approximately $35 thousand per year. The Company has reduced their NOL and R&D tax credit deferred tax assets associated with the pre-Merger Zafgen operations as a result of the 382 analysis.

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

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $20.2 million. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S..

As of December 31, 2022 and 2021, the Company’s net deferred tax asset balance before the valuation allowance was $130.8 million and $124.0 million, respectively, and was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2022 and 2021, gross deferred tax assets increased due to deferred tax assets acquired as a result of additional net operating loss carryforwards and research and development tax credits generated.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2022 and 2021. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

10.
Related Party Transactions

During 2021, the Company purchased a piece of laboratory equipment and lab supplies for a cumulative $0.1 million from a supplier of which one of the Company's directors is also a current director.