Form 10-Q
period 2023-03-31
Larimar Therapeutics, Inc.
filed 2023-05-15
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

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

As of May 12, 2023, there were 43,269,200 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
our ability to successfully engage with, and satisfactorily respond to questions from the U.S. Food and Drug Administration ("FDA") regarding recently submitted unblinded data from the 25 mg cohort 1 of our phase 2 dose exploration trial l, and the FDA’s agreement to allow us to perform additional cohorts and/or initiate other clinical trials for CTI-1601 and the timing and outcomes of such interactions;
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
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedreich's ataxia ("FA"), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or FDA's request for additional information or studies, changes in clinical protocols, regulatory restrictions, including additional clinical holds, and milestones for CTI-1601;
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
•
how long we can continue to fund our operations with our existing cash and cash equivalents;
•
our ability, and the ability of third-party manufacturers we engage, to optimize and scale CTI-1601 or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies, and, if approved, commercial supplies of CTI-1601 or any other product candidate that we may develop in the future;
•
our ability to realize any value from CTI-1601 and/or any other product candidate we may develop in the future in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that the product candidates, if approved, will not achieve broad market acceptance;

•
our ability to comply with regulatory requirements applicable to our business and other regulatory developments in the United States and other countries;
•
the size and growth of the potential markets for CTI-1601. if approved, or any other product candidate that we may develop in the future, the rate and degree of market acceptance of CTI-1601 or any other product candidate, if approved, that we may develop in the future and our ability to serve those markets;
•
given competing therapies and products for the treatment of Friedreich's ataxia, our ability to obtain and maintain designations or eligibility for expedited regulatory programs, and to commercialize current and future candidates, if approved, (including the impact of potential barriers to entry if a competitor is able to establish a strong market position before we are able to commercialize our products);
•
our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•
the performance and compliance with the rules and regulations of the FDA (and all other regulatory authorities) of third parties upon which we depend, including third-party contract research organizations ("CROs"), consultants, and third-party suppliers, manufacturers, distributors, and logistics providers;
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
•
the extent to which geopolitical tensions, adverse macroeconomic events, including those due to inflationary pressures, banking instability and the ability of the U.S. government to manage federal debt limits, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of CTI-1601; and
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of
2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 14, 2023. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$111,524	$26,825
Marketable securities	—	91,603
Prepaid expenses and other current assets	1,940	2,311
Total current assets	113,464	120,739
Property and equipment, net	753	831
Operating lease right-of-use assets	2,719	2,858
Restricted cash	1,339	1,339
Other assets	632	638
Total assets	$118,907	$126,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$695	$1,686
Accrued expenses	6,726	8,408
Operating lease liabilities, current	589	611
Total current liabilities	8,010	10,705
Operating lease liabilities	4,656	4,797
Total liabilities	12,666	15,502
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 43,269,200 shares issued and outstanding as of March 31, 2023 and December 31, 2022	43	43
Additional paid-in capital	264,329	262,496
Accumulated deficit	(158,131)	(151,605)
Accumulated other comprehensive loss	—	(31)
Total stockholders’ equity	106,241	110,903
Total liabilities and stockholders’ equity	$118,907	$126,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$4,562	$5,806
General and administrative	3,075	3,081
Total operating expenses	7,637	8,887
Loss from operations	(7,637)	(8,887)
Other income (expense), net	1,111	(56)
Net loss	$(6,526)	$(8,943)
Net loss per share, basic and diluted	$(0.15)	$(0.49)
Weighted average common shares outstanding, basic and diluted	43,897,603	18,338,853
Comprehensive loss:
Net loss	$(6,526)	$(8,943)
Other comprehensive gain:
Unrealized gain on marketable securities	31	—
Total other comprehensive gain	31	—
Total comprehensive loss	$(6,495)	$(8,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	1,833	—	—	1,833
Unrealized gain on marketable securities	—	—	—	—	31	31
Net loss	—	—	—	(6,526)	—	(6,526)
Balances as of March 31, 2023	43,269,200	$43	$264,329	$(158,131)	$—	$106,241

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413
Stock-based compensation expense	—	—	1,635	—	—	1,635
Net loss	—	—	—	(8,943)	—	(8,943)
Balances as of March 31, 2022	17,710,450	$18	$182,280	$(125,193)	$—	$57,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,526)	$(8,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,833	1,635
Non-cash lease expense	(24)	(5)
Depreciation expense	78	82
Amortization of premium on marketable securities	(616)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	371	(208)
Accounts payable	(991)	657
Accrued expenses	(1,682)	(752)
Other assets	6	1
Net cash used in operating activities:	(7,551)	(7,533)
Cash flows from investing activities:
Maturities and sales of marketable debt securities	92,250	—
Net cash provided by investing activities	92,250	—
Cash flows from financing activities:	—	—
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	84,699	(7,533)
Cash, cash equivalents and restricted cash at beginning of period	28,164	71,436
Cash, cash equivalents and restricted cash at end of period	$112,863	$63,903
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich’s ataxia ("FA"). FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

In May 2021, Larimar reported positive top-line data from its Phase 1 FA program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021.

Also in May 2021, the U.S. Food and Drug Administration ("FDA") placed a clinical hold on the Company's CTI-1601 clinical program after the Company notified the agency of mortalities at the highest dose levels of a 26-week non-human primate toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, Larimar had no interventional clinical trials with patients enrolling or enrolled.

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

In September 2022, following the Type C meeting and the submission of the Company's complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial clinical hold. The dose exploration trial is designed to further characterize CTI-1601’s safety, PD and PK profiles to provide information about the long-term dose and dose regimen.

In May, 2023, Larimar reported preliminary top-line data from the 25 mg cohort of its Phase 2 four-week, placebo controlled dose exploration trial of CTI-1601 in FA patients and announced that it had submitted this data to the FDA. Larimar has a meeting scheduled with the Agency later this quarter to discuss the information needed to gain clearance to initiate a 50 mg cohort in the Phase 2 trial. Larimar expects to provide an update on the next steps for the CTI-1601 program in the third quarter of 2023, after it has received feedback from the upcoming FDA meeting.

The Company is subject to risks and uncertainties common to pre-commercial companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for its drug candidates or any other product candidates and the ability to secure additional capital to fund its operations. Product candidates currently under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if the Company's drug development efforts are successful, it is uncertain when, if ever, it will realize significant revenue from product sales.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP").

The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2023, condensed consolidated results of operations for the three months ended March 31, 2023 and condensed consolidated statement of cash flows for the three months ended March 31, 2023 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $6.5 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $158.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2023, the Company had approximately $111.5 million of cash and cash equivalents available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents, marketable securities and restricted cash upon the merger with Zafgen, Inc. ("Zafgen") and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements, for at least twelve months from the issuance of these condensed consolidated financial statements. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company could reduce expenditures in order to further extend cash resources.

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

There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, bank instability and the ability of the U.S. government to manage federal debt limits as well as the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

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

Prior to May 28, 2020, the Company had been a private company and lacked company-specific historical and implied volatility information for its common stock. Prior to January 1, 2023, the Company estimated its expected common stock price volatility solely based on the historical volatility of publicly traded peer companies. Beginning on January 1, 2023, based on the availability of sufficient historical trading data of the Company's own common stock on the Nasdaq Global Market was now available to calculate accurately its volatility, the Company began blending its volatility starting from June 2020 (following its merger with Zafgen in 2020) to the date of each stock-based award, and weighing the volatility of its peer group for the amount of time from May 31, 2020 backwards so that the blended volatility equals the expected term of the related stock-based award. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield considers the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.01 per share.

Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares, including potentially dilutive common shares assuming the dilutive effect of outstanding stock options, outstanding restricted stock units, and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company excluded 4,974,521 and 3,078,511 common stock equivalents outstanding as of March 31, 2023 and 2022, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

3.
Fair Value Measurements and Marketable debt securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents as of March 31, 2023 and its cash equivalents and marketable securities as of December 31, 2022 (The Company had no marketable securities as of March 31, 2023):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2023
Cash equivalents:
Money market funds invested in government securities	$111,242	$111,242
Total cash equivalents	111,242	111,242	—	—

December 31, 2022
Cash equivalents:
Money market funds invested in government securities	$22,184	$22,184	$—	$—
Total cash equivalents	22,184	22,184	—	—

Marketable securities:
U.S Government and agency securities	91,603	—	91,603	—
Total marketable securities	91,603	—	91,603	—
Total cash equivalents and marketable securities	$113,787	$22,184	$91,603	$—

The accrued interest receivable related to the Company’s investments was $0.3 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company classifies its money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in U.S. treasury securities, corporate commercial paper, and corporate debt securities, if any, as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

As of March 31, 2023, the Company had no unrealized gains or losses related to available-for-sale investments. As of December 31, 2022, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of March 31, 2023 and December 31, 2022, no allowances for credit losses for the Company’s investments were recorded. During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

Marketable securities

As stated above, the Company had no marketable securities as of March 31, 2023. The following table summarizes the Company's marketable debt securities as of December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2022
Assets:
U.S Government and agency securities	$91,634	$12	$(43)	$91,603
Total marketable securities	$91,634	$12	$(43)	$91,603

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Prepaid research and development expenses	$1,080	$1,394
Prepaid insurance	426	679
Other prepaid expenses and other assets	434	238
	$1,940	$2,311

5.
Fixed Assets

Fixed assets, net consisted of the following:

		March 31,	December 31,
	Useful Life	2023	2022
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,192	1,192
Furniture and fixtures	7 years	456	456
Leasehold improvements	lease term	31	31
		1,745	1,745
Less: Accumulated depreciation		(992)	(914)
		$753	$831

Depreciation expense was $0.1 million for the three months ended March 31, 2023 and 2022, respectively. In addition, for the three months ended March 31, 2023 and 2022, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

	March 31,	December 31,
	2023	2022
	(in thousands)
Accrued research and development expenses	$5,685	$5,921
Accrued payroll and related expenses	565	2,046
Accrued other	476	441
	$6,726	$8,408

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

As of March 31, 2023, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 43,269,200 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock, if any. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In September 2022, the Company sold 25,558,750 shares of common stock at a public offering price of $3.15 per share and received net proceeds, net of underwriting discounts and commissions and offering costs of $75.2 million.

2022 ATM Agreement

On November 10, 2022, the Company entered into a sales agreement (the "ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company may sell up to an aggregate of $50.0 million of shares of common stock (the “ATM Shares”) from time to time.

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

The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, and cash or other stock-based awards. ISOs may be granted only to the Company’s employees, including the Company’s officers, and the Company's employees, as well as officers and employees of its affiliates. All other awards may be granted to the Company’s employees, including the Company’s officers, the Company’s non-employee directors and consultants, and the employees and consultants of the Company’s affiliates.

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, or (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued under the 2020 Plan is 8,000,000 over the ten-year term of the 2020 Plan. During the twelve months ended December 31, 2022, options to purchase 148,623 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan. No such options were cancelled in the three months ended March 31, 2023.

As permitted by the 2020 Plan, the Company added 1,730,768 and 708,418 shares available for grant to the 2020 Plan on January 1, 2023 and January 1, 2022, respectively. As of March 31, 2023, 1,061,915 shares of common stock were available for grant under the 2020 Plan.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

March 31,
2023
Risk-free interest rate	3.63%
Expected term (in years)	6.25
Expected volatility	94%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2022	3,071,528	$12.13	7.6
Options granted	1,288,000	5.06
Options forfeited/expired	(31,007)	11.38
Outstanding as of March 31, 2023	4,328,521	$10.04	8.0	$0.4
Exercisable as of March 31, 2023	1,736,663	$13.76	6.5	$—
Vested and expected to vest as of March 31, 2023	4,328,521	$10.04	8.0	$0.4
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at March 31, 2023.

Option Grants

During the three months ended March 31, 2023, the Company granted options to purchase 1,108,000 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under the 2020 Plan during the three months ended March 31, 2023 was $3.33.

At December 31, 2022, the aggregate intrinsic value of outstanding options granted under the 2020 Plan was $0.3 million.

As of March 31, 2023, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $14.1 million, which is expected to be recognized over a weighted average period of 2.49 years.

Inducement Stock Option Grant

During the three months ended March 31, 2023, the Company granted options to purchase 180,000 shares of common stock granted outside of the 2020 Plan. This grant was made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The options issued under this inducement grant have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under this inducement grant during the three months ended March 31, 2023 was $4.62.

As of March 31, 2023, total unrecognized compensation expense related to unvested inducement options granted was $0.8 million, which is expected to be recognized over a weighted average period of 3.86 years.

Restricted Stock Units

In January 2023, RSUs were granted under the 2020 Plan to the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the three months ended March 31, 2023 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2022	—	$	—
Restricted stock units granted	650,000	4.94
Restricted stock units forfeited	(4,000)	4.94
Outstanding as of March 31, 2023	646,000	$4.94	2.3	$2.9
Unvested and expected to vest as of March 31, 2023	646,000	$4.94	2.3	$2.9

Restricted Stock Unit Grants

The RSUs vest annually over four years and have a weighted-average grant date fair value of $4.94 per unit.

As of March 31, 2023, total unrecognized compensation expense for RSUs was $3.1 million, which is expected to be recognized over a weighted-average period of 3.84 years.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022

Research and development	$743	$655
General and administrative	1,090	980
	$1,833	$1,635

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

In October 2022, the Company initiated dosing of a phase 2 study. Pursuant to the terms of both the WFUHS License and the IU License, the company recognized milestone expense of $0.3 million within research and development expenses.

Both agreements continue from their effective date through the last to expire of the licensed patents unless earlier terminated by either party in accordance with their terms.

Leases

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years. On August 4, 2020, the Company executed the first option to extend the lease for an additional year, expiring on December 31, 2021. On August 9, 2021, the Company executed the remaining option to extend the lease for an additional year, expiring on December 31, 2022. In January 2023, the Company executed an extension of this lease for an additional year, expiring on December 31, 2023. The Company has determined this lease extension qualifies as a short-term lease and have applied the accounting policy election to not record the related right-of-use asset and lease liabilities.

On August 8, 2019, the Company entered into an operating lease for office space in Bala Cynwyd, Pennsylvania, effective as of December 15, 2019, for a period of three years and six months with an option to extend the lease for three additional years. Due to required tenant improvements to be completed by the landlord, the Company did not take immediate possession of the leased property and the lease term commenced on February 15, 2020. On March 9, 2023, the Company executed the option to extend the lease for an additional three year term and to lease additional space. The lease term will commence on September 1, 2023 for both the extension of the current lease and the lease of additional operating space, no right of use asset or lease liability will be recorded until the lease commencement date.

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

On October 27, 2020, the Company entered into a sublease agreement (the “Sublease”) with Massachusetts Municipal Association, Inc. (the “Subtenant”), whereby the Company sublet the entire Premises to the Subtenant. The initial term of the Sublease commenced on December 4, 2020 and continues until October 30, 2029. In connection with the Sublease, the Company evaluated the need for impairment under ASC 360 "Impairment Testing: Long-Lived Assets Classified as Held and Used," and determined there was no impairment.

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

Expense arising from operating leases was $0.1 million during the three months ended March 31, 2023 and 2022, respectively. For operating leases, the weighted-average remaining lease term for leases at March 31, 2023 and December 31, 2022 was 6.5 and 6.8 years, respectively. For operating leases, the weighted average discount rate for leases at March 31, 2023 and December 31, 2022 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of March 31, 2023 are as follows:

Operating
(in thousands)	Leases
Nine months ending December 31, 2023	$843
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Year ended December 31, 2026	1,101
Year ended December 31, 2027	1,118
Thereafter	2,095
Total lease payments	7,305
Less: imputed interest	(2,060)
Present value of lease liabilities	$5,245

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 ("the 2022 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2022 Annual Report, in addition to the "Risk Factors" and “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver frataxin ("FXN"), an essential protein, to the mitochondria of patients with FA. FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. CTI-1601 represents the first potential therapy designed to increase FXN levels in patients with FA.

We have completed two Phase 1 clinical trials in patients with FA. We have also received an orphan drug designation, fast track designation and rare pediatric disease designation, from the FDA for CTI‑1601. In addition, we received orphan designation for CTI-1601 from the European Commission and a Priority Medicines ("PRIME") designation from the EMA. The receipt of such designations or positive opinions may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA or EMA procedures and does not assure ultimate approval by the U.S. Food and Drug Administration, ("FDA") or the European Medicines Agency, ("EMA").

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

CTI-1601 Program Update

On May 20, 2021 we announced that we had received a PRIME designation for CTI-1601 in FA. Through PRIME, the EMA offers early and proactive support to medicine developers to optimize the generation of robust data on a medicine’s benefits and risks and enable accelerated assessment of medicines applications so that these medicines can reach patients earlier. The PRIME designation was based on both pre-clinical data as well as tolerability data from the CTI-1601 Phase 1 program in patients with FA.

In May 2021, we reported positive top-line data from our Phase 1 FA program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021. Data from these trials demonstrate proof-of-concept by showing that daily subcutaneous injections of CTI-1601 for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). FXN levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of CTI-1601 were at or in excess of FXN levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events associated with either the MAD or SAD trials.

Also in May 2021, the FDA placed a clinical hold on our CTI-1601 clinical program after we notified the agency of mortalities at the highest dose levels of a 26-week NHP toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, we had no interventional clinical trials with patients enrolling or enrolled.

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

In September 2022, following the Type C meeting and the submission of the Company's complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial clinical hold. The dose exploration trial is designed to further characterize CTI-1601’s safety, PD and PK profiles to provide information about the long-term dose and dose regimen.

In May, 2023, we reported preliminary top-line data from the 25 mg cohort of our Phase 2 four-week, placebo controlled dose exploration trial of CTI-1601 in FA patients. Safety data indicate that repeated subcutaneous injections of 25 mg CTI-1601 were generally well tolerated when administered daily for 14 days and then every-other-day thereafter until day 28. Daily subcutaneous injections of 25 mg CTI-1601 for 14 days led to increases in frataxin levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells). During the course of our interactions with FDA, the Agency requested unblinded data from the trial which we submitted to the Agency. We have submitted the unblinded data to FDA and we have a meeting scheduled with the Agency for later this quarter to discuss the information needed to gain clearance to initiate a 50 mg cohort in the Phase 2 trial. We expect to provide an update on the next steps for the CTI-1601 program in the third quarter of 2023, after we have received feedback from the upcoming FDA meeting.

Financing Activities

We have funded our operations to date primarily with proceeds from sales of common stock, proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents, marketable securities and restricted cash upon the merger with Zafgen, Inc. ("Zafgen") and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

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
•
sponsored research agreements;
•
laboratory consumables; and
•
allocated facility-related costs.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical and commercial development of CTI-1601 or any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of CTI-1601 or any other product candidates we develop will depend on a variety of factors, including:

•
the scope, rate of progress and expense of clinical trials and other research and development activities;
•
clinical trial results;
•
uncertainties in clinical trial enrollment rate or design;
•
significant and changing government regulation;
•
the timing and receipt of any regulatory approvals;
•
the influence of the FDA or other regulatory authorities on our clinical trial design and timing;
•
establishing manufacturing capabilities or making arrangements with third-party manufacturers and risks involved with development of manufacturing processes, FDA pre-approval inspection practices and successful completion of manufacturing batches for clinical development and other regulatory purposes;
•
liquidity constraints, failure and instability of the U.S. and international banking systems, including possible impacts of a default by the U.S. government on its debt obligation, which could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions;
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

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
			Increase
	2023	2022	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$4,562	$5,806	$(1,244)
General and administrative	3,075	3,081	(6)
Total operating expenses	7,637	8,887	(1,250)
Loss from operations	(7,637)	(8,887)	1,250
Other income (expense), net	1,111	(56)	1,167
Net loss	$(6,526)	$(8,943)	$2,417

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 decreased $1.2 million compared to the three months ended March 31, 2022. The decrease in research and development expenses was primarily driven by a decrease of $0.7 million in nonclinical development costs (primarily related to lower process development costs), a decrease of $0.4 million in drug manufacturing costs, and a decrease of $0.1 million in clinical trial expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 were comparable to general and administrative expenses for the three months ending March 31, 2022. Decreases in recruiting and professional service fees were offset by increases in stock-based compensation expense and other personnel-related expenses.

Other income (expense), net

Other income (expense), net was $1.1 million (income) in the first quarter of 2023 compared to ($0.1) million expense in the first quarter of 2022. The first quarter of 2023 primarily relates to interest income which increased as compared to the first quarter of 2022 due to a higher investment base and higher interest rates on that base.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(7,551)	$(7,533)
Net cash provided by investing activities	92,250	—
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	$84,699	$(7,533)

Net cash used in operating activities

During the three months ended March 31, 2023, operating activities used $7.6 million of cash, resulting from our net loss of $6.5 million, adjusted for noncash expenses of $1.3 million and changes in our operating assets and liabilities resulting in a source of cash of $2.3 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expenses. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses.

During the three months ended March 31, 2022, operating activities used $7.5 million of cash, resulting from our net loss of $8.9 million, adjusted for noncash expenses of $1.7 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily include stock-based compensation expenses. The change in operating assets and liabilities was primarily due to a decrease in accrued expenses and offset by an increase in accounts payable and prepaid expenses.

Net cash provided by investing activities

During the three months ended March 31, 2023, investing activities provided $92.3 million of cash from maturities of marketable debt securities.

During the three months ended March 31, 2022, there were no investing activities.

Net cash provided by financing activities

During the three months ended March 31, 2023 and 2022 there were no financing activities.

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

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly, are considered an area of significant judgement and management's review of manufacturing, nonclinical and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. Research and development activities are central to our business. We expect to increase our investment in research and development in order to advance CTI-1601 through additional clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we pursue clinical development of CTI-1601 and/or any other product candidates we develop.

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

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Prior to January 1, 2023, the Company estimated its expected common stock price volatility solely based on the historical volatility of publicly traded peer companies with comparable characteristics including enterprise value, risk profiles and position within the industry. Beginning on January 1, 2023, the Company began blending it historical data beginning in June 2020 (following its merger with Zafgen in 2020) with its historical peer group. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We expect to continue to do so until we have full historical data regarding the volatility of our own traded stock price.

The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield considers the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.

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

We have to date incurred net losses. We incurred net losses of approximately $6.5 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $158.1 million and cash and cash equivalents of $111.5 million, excluding restricted cash of $1.3 million.

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

We believe that based on our current operating plan our cash and cash equivalents will be able to fund operating expenses and capital expenditure requirements for at least the next twelve months from the filing of these financial statements with the SEC. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, bank instability and the ability of the U.S. government to manage federal debt limits, as well as the potential impact of health crises on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I of Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business, if any.

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

With respect to the quarter ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended March 31, 2023, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2022 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2022 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

LARIMAR THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)