Form 10-Q
period 2023-06-30
Larimar Therapeutics, Inc.
filed 2023-08-10
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 43,277,500 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency and other comparable regulatory authorities for marketing approval for CTI-1601 or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;
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
•
our ability to successfully initiate and complete the 50 mg cohort of our four-week, placebo-controlled, Phase 2 dose exploration trial of CTI-1601 and our ability to initiate the open label extension trial and engage with and satisfactorily respond to questions from the FDA regarding future submissions of data from each such trial, and the FDA’s agreement to allow us to perform additional cohorts and/or initiate other clinical trials for CTI-1601 and the timing and outcomes of such interactions;
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
•
the size and growth of the potential markets for CTI-1601, if approved, or any other product candidate that we may develop in the future, the rate and degree of market acceptance of CTI-1601 or any other product candidate, if approved, that we may develop in the future and our ability to serve those markets;
•
given competing therapies and products for the treatment of FA, our ability to obtain and maintain designations or eligibility for expedited regulatory programs, and to commercialize current and future candidates, if approved, (including the impact of potential barriers to entry if a competitor is able to establish a strong market position before we are able to commercialize our products);
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
•
the extent to which geopolitical tensions, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability and the ability of the U.S. government to manage federal debt limits, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of CTI-1601; and
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of
2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. Management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 14, 2023 and our Quarterly Report on Form 10-Q filed on May 15, 2023. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$94,321	$26,825
Marketable securities	9,879	91,603
Prepaid expenses and other current assets	2,278	2,311
Total current assets	106,478	120,739
Property and equipment, net	677	831
Operating lease right-of-use assets	2,578	2,858
Restricted cash	1,339	1,339
Other assets	644	638
Total assets	$111,716	$126,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,344	$1,686
Accrued expenses	4,365	8,408
Operating lease liabilities, current	566	611
Total current liabilities	7,275	10,705
Operating lease liabilities	4,511	4,797
Total liabilities	11,786	15,502
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 43,269,200 shares issued and outstanding as of June 30, 2023 and December 31, 2022	43	43
Additional paid-in capital	266,372	262,496
Accumulated deficit	(166,497)	(151,605)
Accumulated other comprehensive gain (loss)	12	(31)
Total stockholders’ equity	99,930	110,903
Total liabilities and stockholders’ equity	$111,716	$126,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$5,875	$5,644	$10,437	$11,450
General and administrative	3,745	3,043	6,820	6,124
Total operating expenses	9,620	8,687	17,257	17,574
Loss from operations	(9,620)	(8,687)	(17,257)	(17,574)
Other income (expense), net	1,254	20	2,365	(36)
Net loss	$(8,366)	$(8,667)	$(14,892)	$(17,610)
Net loss per share, basic and diluted	$(0.19)	$(0.47)	$(0.34)	$(0.96)
Weighted average common shares outstanding, basic and diluted	43,897,603	18,338,853	43,897,603	18,338,853
Comprehensive loss:
Net loss	$(8,366)	$(8,667)	$(14,892)	$(17,610)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	12	(57)	43	(57)
Total other comprehensive gain (loss)	12	(57)	43	(57)
Total comprehensive loss	$(8,354)	$(8,724)	$(14,849)	$(17,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	1,833	—	—	1,833
Unrealized gain on marketable securities	—	—	—	—	31	31
Net loss	—	—	—	(6,526)	—	(6,526)
Balances as of March 31, 2023	43,269,200	$43	$264,329	$(158,131)	$—	$106,241
Stock-based compensation expense	—	—	2,043	—	—	2,043
Unrealized gain on marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(8,366)		(8,366)
Balances as of June 30, 2023	43,269,200	$43	$266,372	$(166,497)	$12	$99,930

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413
Stock-based compensation expense	—	—	1,635	—	—	1,635
Net loss	—	—	—	(8,943)	—	(8,943)
Balances as of March 31, 2022	17,710,450	$18	$182,280	$(125,193)	$—	$57,105
Stock-based compensation expense	—	—	1,675	—	—	1,675
Unrealized loss on marketable securities	—	—	—	—	(57)	(57)
Net loss	—	—	—	(8,667)	—	(8,667)
Balances as of June 30, 2022	17,710,450	$18	$183,955	$(133,860)	$(57)	$50,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,892)	$(17,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,876	3,310
Non-cash lease expense	(51)	(15)
Depreciation expense	154	163
Amortization of premium on marketable securities	(645)	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	33	287
Accounts payable	658	(1,235)
Accrued expenses	(4,043)	64
Other assets	(6)	20
Net cash used in operating activities:	(14,916)	(15,019)
Cash flows from investing activities:
Purchase of property and equipment	—	(100)
Purchase of marketable securities	(9,847)	(35,242)
Maturities and sales of marketable securities	92,259	—
Net cash provided by (used in) investing activities	82,412	(35,342)
Cash flows from financing activities:	—	—
Net cash provided by financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	67,496	(50,361)
Cash, cash equivalents and restricted cash at beginning of period	28,164	71,436
Cash, cash equivalents and restricted cash at end of period	$95,660	$21,075

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

The Company has completed two phase 1 studies of CTI-1601 and the first cohort of a Phase 2 in patients with FA. In May 2021, after reporting positive top-line data from the Company’s Phase 1 FA program, the U.S. Food and Drug Administration (“FDA”) placed a clinical hold on the Company’s CTI-1601 clinical program after the Company notified the Agency of mortalities at the highest dose levels of a 26-week non-human primate toxicology study that was designed to support extended dosing of patients with CTI-1601. In August 2022, the Company submitted a complete response to the clinical hold, following a Type C Meeting with the FDA, and proposed as CTI-1601’s next clinical trial a Phase 2, four-week, dose exploration study in FA patients starting at the lower dose levels tested in the Company’s Phase 1 multiple-ascending dose clinical trial. In September 2022, the FDA lifted its full clinical hold on the CTI-1601 program and imposed a partial clinical hold.

In May 2023, the Company announced top-line data from its completed a 25 mg cohort of a Phase 2, four-week, dose exploration trial of CTI-1601 in patients with FA and provided a complete response to the FDA in June 2023, which included unblinded safety, pharmacokinetic ("PK"), and pharmacodynamic data from the Phase 2 trial’s completed 25 mg cohort. Data from the completed 25 mg cohort (n = 13) indicated that CTI-1601 was generally well tolerated and showed increases in FXN levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells) at day 14 (the final day of daily dosing in the trial). In June 2023, the Company met with the FDA. Following that meeting, the Company submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, pharmacokinetic (“PK”) and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, the FDA cleared the Company’s four-week, placebo-controlled, Phase 2 dose exploration trial of CTI-1601 in patients with FA to proceed to a 50 mg cohort in which participants will be dosed daily for the first 14 days, and then every other day until day 28. Additionally, the FDA cleared for initiation the Company’s open label extension (“OLE”) trial in which participants will receive 25 mg of CTI-1601 daily. Further dose escalation in the Phase 2 and OLE trials and the initiation of additional U.S. clinical trials evaluating CTI-1601 are contingent on FDA review of results from the Phase 2 trial’s 50 mg cohort in accordance with a partial clinical hold.

The Company is subject to risks and uncertainties common to pre-commercial companies in the biotechnology industry, including, but not limited to, development and commercialization by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for its drug candidates or any other product candidates and the ability to secure additional capital to fund its operations. Product candidates currently under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if the Company's drug development efforts are successful, it is uncertain when, if ever, it will realize significant revenue from product sales.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP").

The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2023, condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and condensed consolidated statement of cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $14.9 million and $17.6 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $166.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2023, the Company had approximately $104.2 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements, for at least twelve months from the issuance of these condensed consolidated financial statements. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company could reduce expenditures in order to further extend cash resources.

The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, that it will need additional capital to fund its future operating and capital requirements. Unless and until the Company can generate substantial revenue, management continuously evaluates different strategies to obtain the required funding for future operations. These strategies include seeking additional funding through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements, strategic partnerships with pharmaceutical and/or larger biotechnology companies, or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights, minimum required cash balances and other operating restrictions that could adversely impact the Company's ability to conduct its business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize its product candidates.

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

The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, bank instability and the ability of the U.S. government to manage federal debt limits as well as the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

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

Prior to May 28, 2020, the Company had been a private company and lacked company-specific historical and implied volatility information for its common stock. Prior to January 1, 2023, the Company estimated its expected common stock price volatility solely based on the historical volatility of publicly traded peer companies. Beginning on January 1, 2023, based on the availability of sufficient historical trading data of the Company's own common stock on the Nasdaq Global Market to calculate accurately its volatility, the Company began blending its volatility starting from June 2020 (following its merger with Zafgen in 2020) to the date of each stock-based award, and weighing the volatility of its peer group for the amount of time from May 31, 2020 backwards so that the blended volatility equals the expected term of the related stock-based award. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield considers the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2023 and 2022 includes the weighted average effect of 628,403 prefunded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.01 per share.

Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares, including potentially dilutive common stock equivalents assuming the dilutive effect of outstanding stock options, outstanding restricted stock units, and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses (all periods since inception), diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common stock equivalents are not assumed to have been issued if their effect is antidilutive.

The Company excluded 5,129,327 and 3,130,370 common stock equivalents outstanding as of June 30, 2023 and 2022, respectively, from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2023 and December 31, 2022.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2023
Cash equivalents:
Money market funds invested in government securities	$58,729	$58,729	$—	$—
U.S Treasury bills	25,758	25,758	—	—
Corporate bonds	7,889	—	7,889	—
Total cash equivalents	92,376	84,487	7,889	—

Marketable securities:
U.S Treasury bills	9,879	9,879	—	—
Total marketable securities	9,879	9,879	—	—
Total cash equivalents and marketable securities	$102,255	$94,366	$7,889	$—

December 31, 2022
Cash equivalents:
Money market funds invested in government securities	$22,184	$22,184	$—	$—
Total cash equivalents	22,184	22,184	—	—

Marketable securities:
U.S Government and agency securities	91,603	—	91,603	—
Total marketable securities	91,603	—	91,603	—
Total cash equivalents and marketable securities	$113,787	$22,184	$91,603	$—

The accrued interest receivable related to the Company’s investments was $0.3 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company classifies its money market funds and U.S. treasury bills, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in U.S. government and agency securities, corporate commercial paper, and corporate bonds, if any, as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

As of December 31, 2022, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2023 and December 31, 2022, no allowances for credit losses for the Company’s investments were recorded. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

Marketable securities

The following table summarizes the Company's marketable securities as of June 30, 2023 and December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2023
Assets:
U.S Treasury bills	$9,876	$3	$—	$9,879
Total marketable securities	$9,876	$3	$—	$9,879

December 31, 2022
Assets:
U.S Government and agency securities	$91,634	$12	$(43)	$91,603
Total marketable securities	$91,634	$12	$(43)	$91,603

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Prepaid research and development expenses	$1,640	$1,394
Prepaid insurance	152	679
Other prepaid expenses and other assets	486	238
	$2,278	$2,311

5.
Fixed Assets

Fixed assets, net consisted of the following:

		June 30,	December 31,
	Useful Life	2023	2022
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,192	1,192
Furniture and fixtures	7 years	456	456
Leasehold improvements	lease term	31	31
		1,745	1,745
Less: Accumulated depreciation		(1,068)	(914)
		$677	$831

Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Depreciation expense was $0.1 million for the three and six months ended June 30, 2022, respectively. In addition, for the three and six months ended June 30, 2023, there was less than $0.1 million and $0.1 million, respectively, of depreciation related to sublet assets recorded as other expense. For the three and six months ended June 30, 2022, there was less than $0.1 million and $0.1 million, respectively, of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

	June 30,	December 31,
	2023	2022
	(in thousands)
Accrued research and development expenses	$2,484	$5,921
Accrued payroll and related expenses	1,046	2,046
Accrued other	835	441
	$4,365	$8,408

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

As of June 30, 2023, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 43,269,200 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock, if any. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

As permitted by the 2020 Plan, the Company added 1,730,768 and 708,418 shares available for grant to the 2020 Plan on January 1, 2023 and January 1, 2022, respectively. As of June 30, 2023, 906,429 shares of common stock were available for grant under the 2020 Plan.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

June 30,
2023
Risk-free interest rate	3.64%
Expected term (in years)	6.23
Expected volatility	94%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2022	3,071,528	$12.13	7.6
Options granted	1,473,200	4.93
Options forfeited/expired	(61,401)	11.53
Outstanding as of June 30, 2023	4,483,327	$9.78	7.9	$0.1
Exercisable as of June 30, 2023	1,965,860	$13.08	6.5	$—
Vested and expected to vest as of June 30, 2023	4,483,327	$9.78	7.9	$0.1

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at June 30, 2023.

Option Grants

During the six months ended June 30, 2023, the Company granted options to purchase 1,293,200 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under the 2020 Plan during the six months ended June 30, 2023 was $3.77.

At December 31, 2022, the aggregate intrinsic value of outstanding options granted under the 2020 Plan was $0.3 million. As noted in the table above, the aggregate intrinsic value of outstanding options at June 30, 2023 was $0.1 million.

As of June 30, 2023, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $12.8 million, which is expected to be recognized over a weighted average period of 2.38 years.

Inducement Stock Option Grant

During the six months ended June 30, 2023, the Company granted options to purchase 180,000 shares of common stock granted outside of the 2020 Plan. This grant was made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The options issued under this inducement grant have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under this inducement grant during the six months ended June 30, 2023 was $4.62.

As of June 30, 2023, total unrecognized compensation expense related to unvested inducement options granted was $0.8 million, which is expected to be recognized over a weighted average period of 3.61 years.

Restricted Stock Units

In January 2023, RSUs were granted under the 2020 Plan to the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the six months ended June 30, 2023 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2022	—	$	—
Restricted stock units granted	650,000	4.94
Restricted stock units forfeited	(4,000)	4.94
Outstanding as of June 30, 2023	646,000	$4.94	2.1	$2.0
Unvested and expected to vest as of June 30, 2023	646,000	$4.94	2.1	$2.0

Restricted Stock Unit Grants

The RSUs vest annually over four years and have a weighted-average grant date fair value of $4.94 per unit.

As of June 30, 2023, total unrecognized compensation expense for RSUs was $2.9 million, which is expected to be recognized over a weighted-average period of 3.59 years.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development	$864	$694	$1,608	$1,349
General and administrative	1,178	981	2,268	1,961
	$2,042	$1,675	$3,876	$3,310

8.
Commitments and Contingencies

Intellectual Property Licenses

The Company is party to an exclusive License Agreement (the “WFUHS License”), dated November 30, 2016, as amended, with Wake Forest University Health Sciences (“WFUHS”) and an exclusive License Agreement (the “IU License”), dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of CTI-1601. Both agreements continue from their effectve date through the last to expire of the applicable agreement's licensed patents unless earlier terminated by either party in accordance with their terms.

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

Expense arising from operating leases was $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively. Expense arising from operating leases was $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively. For operating leases, the weighted-average remaining lease term for leases at June 30, 2023 and December 31, 2022 was 6.3 and 6.8 years, respectively. For operating leases, the weighted average discount rate for leases at June 30, 2023 and December 31, 2022 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of June 30, 2023 are as follows:

Operating
(in thousands)	Leases
Six months ending December 31, 2023	$540
Year ended December 31, 2024	1,065
Year ended December 31, 2025	1,083
Year ended December 31, 2026	1,101
Year ended December 31, 2027	1,118
Thereafter	2,095
Total lease payments	7,002
Less: imputed interest	(1,925)
Present value of lease liabilities	$5,077

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (the "2022 Annual Report") and our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2022 Annual Report, in addition to the "Risk Factors" and “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our lead product candidate, CTI-1601, is a subcutaneously administered, recombinant fusion protein intended to deliver frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. CTI-1601 represents the first potential therapy designed to increase FXN levels in patients with FA.

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

CTI-1601 Program Update

We have completed two phase 1 clinical trials of CTI-1601 and the first cohort of a phase 2 trial in patients with FA:

•
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
•
In May 2023, we reported preliminary unblinded top-line data from the 25 mg cohort of our Phase 2 four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients. Data from the cohort indicate CTI-1601 was generally well tolerated and showed increases in FXN levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells) at day 14.

From May 2021 through July 2023, we have had ongoing interactions and discussions with the FDA regarding the clinical development of CTI-1601:

•
In May 2021, the FDA placed a clinical hold on our CTI-1601 clinical program after we notified the agency of mortalities at the highest dose levels of a 26-week non-human ("NHP") toxicology study that was designed to support extended dosing of patients with CTI-1601. At the time the hold was placed, we had no interventional clinical trials with patients enrolling or enrolled.
•
In February 2022, in response to the complete response we submitted to the FDA, the FDA stated that it was maintaining the clinical hold and that additional data were needed to resolve the clinical hold. We subsequently submitted a request to the FDA for a Type C meeting, which was granted and held in July 2022. We submitted a complete response incorporating additional information requested by the FDA at the meeting as well as information on the proposed study in August 2022.
•
In September 2022, following the Type C meeting and the submission of the Company's complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of CTI-1601 in FA patients discussed above to proceed. In connection with this decision, the FDA lifted its full clinical hold on the CTI-1601 clinical development program and imposed a partial clinical hold.
•
In June 2023 we met with the Agency. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, pharmacokinetic (“PK”) and frataxin data from the Phase 2 trial’s completed 25 mg cohort.
•
Following the FDA’s review of our complete response, in July 2023, the FDA cleared initiation of a second cohort of our four-week, placebo-controlled, Phase 2 dose exploration trial of CTI-1601 in patients with FA to proceed to a 50 mg cohort in which participants will be dosed daily for the first 14 days, and then every other day until day 28. This second cohort is designed to further characterize CTI-1601’s safety, PK and pharmacodynamic profiles. We expect to report data from the Phase 2 trial’s 50 mg cohort in the first half of 2024. In addition, the FDA cleared for initiation our open label extension (“OLE”) trial in which participants will receive 25 mg of CTI-1601 daily. Participants who complete treatment in the first or second cohort of our Phase 2 dose exploration trial, or who previously participated in and completed a prior phase 1 clinical trial of CTI-1601, are eligible to screen for this OLE trial. The OLE trial is expected to begin in the first quarter of 2024 with interim data expected in the last quarter of 2024. Further dose escalation in the Phase 2 and OLE trials and the initiation of additional U.S. clinical trials evaluating CTI-1601 are contingent on FDA review of results from the Phase 2 trial’s 50 mg cohort in accordance with a partial clinical hold.

CTI-1601 has been granted Orphan Drug (U.S. and Europe), Rare Pediatric Disease (U.S.), Fast Track (U.S.), and PRIME (Europe) designations for FA. We have also begun to engage with regulators and investigators outside the U.S. as we prepare to expand our clinical program to additional geographies. With approximately 75% of individuals with FA living outside the U.S., establishing global clinical trial capabilities is important for addressing the pressing unmet needs of the FA community.

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

In November 2022, we entered into a Sales Agreement (the "ATM Agreement") with an investment bank in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $50.0 million of shares of our common stock from time to time through this investment bank as sales agent. To date, we have made no sales under this ATM agreement.

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

Research and Development Expenses

Research and development expenses consist primarily of costs associated with our product research and development efforts and are expensed as incurred. Research and development expenses consist primarily of:

•
third-party contract costs relating to research, formulation, manufacturing, non-clinical studies, and clinical trial activities;
•
employee related costs, including cash compensation, benefits and stock-based compensation expenses for employees engaged in scientific research and development functions;
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
•
our ability to expand or establish new manufacturing capabilities or making arrangements with third-party manufacturers and risks involved with development of manufacturing processes, FDA pre-approval inspection practices and successful completion of manufacturing batches for clinical development and other regulatory purposes;
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

A change in the outcome of any of these variables with respect to the development of a product candidate could significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct additional non-clinical or clinical trials beyond those that we currently anticipate will be required for clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, composed of cash compensation, related benefits and stock-based compensation, costs related to our executive, finance, information technology, and costs related to other administrative functions. General and administrative expenses also include insurance expenses and professional fees for auditing, tax, and legal services, including legal expenses to pursue patent protection for our intellectual property. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement, improve and scale our operational, financial, commercial and management systems.

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

Stock Compensation Expense

We measure all stock-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. The assumptions used in our option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, and thus are inherently subjective. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Prior to January 1, 2023, the Company estimated its expected common stock price volatility solely based on the historical volatility of publicly traded peer companies with comparable characteristics including enterprise value, risk profiles and position within the industry. Beginning on January 1, 2023, the Company began blending it historical data starting in June 2020 (following its merger with Zafgen in 2020) with its historical peer group. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We expect to continue to do so until we have full historical data regarding the volatility of our own traded stock price.

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

Results of Operations

Comparison of three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
			Increase
	2023	2022	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$5,875	$5,644	$231
General and administrative	3,745	3,043	702
Total operating expenses	9,620	8,687	933
Loss from operations	(9,620)	(8,687)	(933)
Other income (expense), net	1,254	20	1,234
Net loss	$(8,366)	$(8,667)	$301

Research and development expenses

Research and development expenses for the three months ended June 30, 2023 increased $0.2 million compared to the three months ended June 30, 2022. The increase in research and development expenses was primarily driven by an increase of $0.5 million in test method development and optimization, an increase of $0.4 million in personnel related costs, an increase of $0.2 million in stock-based compensation expense associated with stock option grants made in 2022 and 2023, partially offset by a decrease of $1.1 million in clinical supply manufacturing costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 increased $0.7 million compared to the three months ended June 30, 2022. The increase in general and administrative expense was primarily driven by an increase of $0.3 million of professional fees primarily related to increased legal expense, an increase of $0.2 million in stock-based compensation expense associated with stock option grants made in 2022 and 2023 and an increase of $0.2 million in personnel related costs related to increases in headcount.

Other income (expense), net

Other income (expense), net was $1.3 million of income in the three months ended June 30, 2023 compared to less than $0.1 million in the three months ended June 30, 2022. The increase primarily relates to interest income on a higher investment base and higher interest rates on that base during the period.

Results of Operations

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
			Increase
	2023	2022	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$10,437	$11,450	$(1,013)
General and administrative	6,820	6,124	696
Total operating expenses	17,257	17,574	(317)
Loss from operations	(17,257)	(17,574)	317
Other income (expense), net	2,365	(36)	2,401
Net loss	$(14,892)	$(17,610)	$2,718

Research and development expenses

Research and development expenses for the six months ended June 30, 2023 decreased $1.0 million compared to the six months ended June 30, 2022. The decrease in research and development expenses was primarily driven by a decrease of $1.5 million in clinical supply manufacturing costs, a decrease in assay development costs of $0.2 million partially offset by an increase of $0.5 million in personnel related costs, an increase of $0.3 million in stock-based compensation expense associated with stock option grants made in 2022 and 2023.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 increased $0.7 million compared to the six months ended June 30, 2022. The increase in general and administrative expense was primarily driven by an increase of $0.3 million in stock-based compensation expense associated with stock option grants made in 2022 and 2023, an increase of $0.3 million of professional fees primarily related to increased legal expense, and an increase of $0.2 million in personnel related costs related to increases in headcount.

Other income (expense), net

Other income (expense), net was $2.4 million of income in the six months ended June 30, 2023 compared to less than $0.1 million of net expense in the six months ended June 30, 2022. The increase primarily relates to interest income on a higher investment base and higher interest rates on that base during the period.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(14,916)	$(15,019)
Net cash provided by (used in) investing activities	82,412	(35,342)
Net cash provided by financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,496	$(50,361)

Net cash used in operating activities

During the six months ended June 30, 2023, operating activities used $14.9 million of cash, resulting from our net loss of $14.9 million, adjusted for noncash expenses of $3.3 million and changes in our operating assets and liabilities utilizing cash of $3.4 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to a decrease in accrued expenses and offset by an increase in accounts payable.

During the six months ended June 30, 2022, operating activities used $15.0 million of cash, resulting from our net loss of $17.6 million, adjusted for noncash expenses of $3.5 million. Our net loss was primarily attributed to research and development activities related to our CTI-1601 program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expense. The change in operating assets and liabilities was primarily due to decreases in prepaid expenses and accounts payable.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2023, investing activities provided $82.4 million of cash, including $92.3 million from maturities of marketable securities and partially offset by $9.8 million in purchases of marketable securities.

During the six months ended June 30, 2022, investing activities used $35.3 million of cash, including $35.2 million in purchases of new marketable securities and $0.1 million in purchases of property and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2023 and 2022 there were no financing activities.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $14.9 million and $17.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $166.5 million and cash, cash equivalents and marketable securities of $104.2 million, excluding restricted cash of $1.3 million.

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
•
seek to obtain regulatory approvals for CTI-1601 and other potential product candidates;
•
identify, acquire or in-license other product candidates and technologies;
•
maintain, leverage and expand our intellectual property portfolio; and
•
expand our operational, financial, commercial and management systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

We believe that based on our current operating plan our cash, cash equivalents and marketable securities will be able to fund operating expenses and capital expenditure requirements for at least the next twelve months from the filing of these financial statements with the SEC. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners, strategic alliances or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, bank instability and the ability of the U.S. government to manage federal debt limits, as well as the potential impact of health crises on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

If we are unable to obtain sufficient funding when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion and/or pre commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Recently Issued Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I of Item 1 of this Quarterly Report for a description of recent accounting pronouncements applicable to our business, if any.

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

The design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended June 30, 2023, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2022 Annual Report under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2022 Annual Report. The risks described in our 2022 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to Our Product Development and Regulatory Approvals

Further dose escalation in our Phase 2 and OLE trials and the initiation of additional U.S. clinical trials evaluating CTI-1601 will be contingent on the FDA allowing such trials to proceed following review of data from the 50 mg cohort of our Phase 2 clinical trial; if the FDA does not allow additional trials to proceed, we may be unable to complete our CTI-1601 clinical trials without delays and our business may be adversely affected and our stock price may decline.

In July 2023, the FDA cleared our four-week, placebo-controlled, Phase 2 dose exploration trial of CTI-1601 in patients with FA to proceed to a 50 mg cohort in which participants will be dosed daily for the first 14 days, and then every other day until day 28. Additionally, the FDA cleared for initiation our OLE trial in which participants will receive 25 mg of CTI-1601 daily. Further dose escalation in the Phase 2 and OLE trials and the initiation of additional U.S. clinical trials evaluating CTI-1601 are contingent on FDA review of results from any ongoing clinical trials in accordance with a partial clinical hold. If, following completion of our Phase 2 trial’s 50 mg cohort, we are unable to reach agreement with the FDA to conduct additional clinical trials, we may be unable to complete our CTI-1601 clinical trials without delays in our clinical development plans and anticipated data milestones and additional clinical development costs, any of which could impair our ability, cost or timeline to obtain U.S. regulatory approval for CTI-1601.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Agreement dated May 23, 2023, by and between the Company and Russell Clayton
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tag re embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

Date: August 10, 2023	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)