Form 10-Q
period 2023-09-30
Larimar Therapeutics, Inc.
filed 2023-11-14
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 12, 2023, there were 43,905,903 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency and other comparable regulatory authorities for marketing approval for nomlabofusp (nomlabofusp is now the new International Nonproprietary Name and the United States Adopted Name for CTI-1601) or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedreich's ataxia ("FA"), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or FDA's request for additional information or studies (whether clinical or non-clinical), changes in clinical protocols, regulatory restrictions, including additional clinical holds, and milestones for nomlabofusp;
•
our ability to initiate our open label extension trial;
•
uncertainties associated with the clinical development and regulatory approval for nomlabofusp or any other product candidate that we may develop in the future, including potential delays in the commencement, enrollment and completion of clinical trials;
•
the difficulties and expenses associated with obtaining and maintaining regulatory approval for nomlabofusp or any other product candidate we may develop in the future, and the indication and labeling under any such approval;
•
how long we can continue to fund our operations with our existing cash, cash equivalents and marketable securities and our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our access and needs for additional financing;
•
our ability, and the ability of third-party manufacturers we engage, to optimize and scale nomlabofusp or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies, and, if approved, commercial supplies of nomlabofusp or any other product candidate that we may develop in the future and our ability to maintain our relationships, and contracts with our key vendors and to identify and contract with alternate or secondary key vendors;
•
our ability to realize any value from nomlabofusp and/or any other product candidate we may develop in the future in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that the product candidates, if approved, will not achieve broad market acceptance;
•
our ability to comply with regulatory requirements applicable to our business and other regulatory developments in the United States and other countries;

•
the size and growth of the potential markets for nomlabofusp, if approved, or any other product candidate that we may develop in the future, the rate and degree of market acceptance of nomlabofusp or any other product candidate, if approved, that we may develop in the future and our ability to serve those markets;
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
•
the extent to which geopolitical tensions including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability and the ability of the U.S. government to manage federal debt limits, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp; and
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. Management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 14, 2023 and our Quarterly Reports on Form 10-Q filed on May 15, 2023 and on August 10, 2023. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$38,721	$26,825
Marketable securities	56,869	91,603
Prepaid expenses and other current assets	2,890	2,311
Total current assets	98,480	120,739
Property and equipment, net	601	831
Operating lease right-of-use assets	2,898	2,858
Restricted cash	1,339	1,339
Other assets	634	638
Total assets	$103,952	$126,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$756	$1,686
Accrued expenses	5,094	8,408
Operating lease liabilities, current	708	611
Total current liabilities	6,558	10,705
Operating lease liabilities	4,682	4,797
Total liabilities	11,240	15,502
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 43,905,903 and 43,269,200 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	43	43
Additional paid-in capital	268,223	262,496
Accumulated deficit	(175,561)	(151,605)
Accumulated other comprehensive gain (loss)	7	(31)
Total stockholders’ equity	92,712	110,903
Total liabilities and stockholders’ equity	$103,952	$126,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,585	$5,582	$17,022	$17,032
General and administrative	3,754	2,931	10,574	9,055
Total operating expenses	10,339	8,513	27,596	26,087
Loss from operations	(10,339)	(8,513)	(27,596)	(26,087)
Other income, net	1,275	193	3,640	157
Net loss	$(9,064)	$(8,320)	$(23,956)	$(25,930)
Net loss per share, basic and diluted	$(0.21)	$(0.37)	$(0.55)	$(1.32)
Weighted average common shares outstanding, basic and diluted	43,903,738	22,228,228	43,899,670	19,649,558
Comprehensive loss:
Net loss	$(9,064)	$(8,320)	$(23,956)	$(25,930)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(5)	17	38	(40)
Total other comprehensive gain (loss)	(5)	17	38	(40)
Total comprehensive loss	$(9,069)	$(8,303)	$(23,918)	$(25,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	1,833	—	—	1,833
Unrealized gain on marketable securities	—	—	—	—	31	31
Net loss	—	—	—	(6,526)	—	(6,526)
Balances as of March 31, 2023	43,269,200	$43	$264,329	$(158,131)	$—	$106,241
Stock-based compensation expense	—	—	2,043	—	—	2,043
Unrealized gain on marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(8,366)		(8,366)
Balances as of June 30, 2023	43,269,200	$43	$266,372	$(166,497)	$12	$99,930
Stock-based compensation expense	—	—	1,821	—	—	1,821
Exercise of stock options	8,300	—	24	—	—	24
Exercise of warrants	628,403	—	6	—	—	6
Unrealized loss on marketable debt securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(9,064)		(9,064)
Balances as of September 30, 2023	43,905,903	$43	$268,223	$(175,561)	$7	$92,712

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,956)	$(25,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,697	4,976
Non-cash lease expense	(58)	(28)
Depreciation expense	230	240
Amortization of premium on marketable securities	(1,210)	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(579)	(321)
Accounts payable	(930)	(891)
Accrued expenses	(3,314)	1,097
Other assets	4	26
Net cash used in operating activities:	(24,116)	(20,897)
Cash flows from investing activities:
Purchase of property and equipment	—	(100)
Purchase of marketable securities	(66,268)	(61,626)
Maturities and sales of marketable securities	102,250	23,000
Net cash provided by (used in) investing activities	35,982	(38,726)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	—	75,573
Proceeds from exercise of stock options and warrants	30	—
Net cash provided by financing activities	30	75,573
Net increase in cash, cash equivalents and restricted cash	11,896	15,950
Cash, cash equivalents and restricted cash at beginning of period	28,164	71,436
Cash, cash equivalents and restricted cash at end of period	$40,060	$87,386
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expense	$—	$330
Leased asset obtained in exchange for new operating lease liability	$452	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, nomlabofusp (nomlabofusp is the new International Nonproprietary Name ("INN") and the United States Adopted Name ("USAN") for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich’s ataxia ("FA"). FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

The Company has completed two phase 1 studies of nomlabofusp and the first cohort of a Phase 2 study in patients with FA. In May 2021, after reporting positive top-line data from the Company’s Phase 1 FA program, the U.S. Food and Drug Administration (“FDA”) placed a clinical hold on the Company’s nomlabofusp clinical program after the Company notified the FDA of mortalities at the highest dose levels of a 26-week non-human primate toxicology study that was designed to support extended dosing of patients with nomlabofusp. In August 2022, the Company submitted a complete response to the clinical hold following a Type C Meeting with the FDA, and proposed as nomlabofusp's next clinical trial a Phase 2, four-week, dose exploration study in FA patients starting at the lower dose levels tested in the Company’s Phase 1 multiple-ascending dose clinical trial. In September 2022, the FDA lifted its full clinical hold on the nomlabofusp program and imposed a partial clinical hold.

In May 2023, the Company announced top-line data from its completed 25 mg cohort of a Phase 2, four-week, dose exploration trial of nomlabofusp in patients with FA and provided a complete response to the FDA in June 2023, which included unblinded safety, pharmacokinetic ("PK"), and pharmacodynamic ("PD") data from the Phase 2 trial’s completed 25 mg cohort. Data from the completed 25 mg cohort (n = 13) indicated that nomlabofusp was generally well tolerated and showed increases in FXN levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells) at day 14 (the final day of daily dosing in the trial).

In June 2023, the Company met with the FDA. Following that meeting, the Company submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, the FDA cleared the Company’s four-week, placebo-controlled, Phase 2 dose exploration trial of nomlabofusp in patients with FA to proceed to a 50 mg cohort in which participants are dosed daily for the first 14 days, and then every other day until day 28. Additionally, the FDA cleared for initiation the Company’s open label extension (“OLE”) trial in which participants are currently expected to receive 25 mg of nomlabofusp daily.

In November 2023, the Company completed enrollment and dosing of the 50 mg cohort of its Phase 2 double-blind dose exploration trial evaluating nomlabofusp for the treatment of FA. Treatment assignment of the fully enrolled cohort of 15 participants remains blinded as they complete the follow up period. Participants were dosed daily with nomlabofusp or placebo for the first 14 days, and then every other day until day 28. Based on blinded Phase 2 observations during the dosing period, there were no serious adverse events for either the nomlabofusp or placebo groups. Top-line Phase 2 safety, pharmacokinetics and frataxin data from skin and buccal cells from both the 25 mg and 50 mg cohorts are now expected in the first quarter of 2024 refined from the first half of 2024. Initiation of additional U.S. clinical trials or potential further dose escalation in these trials is contingent on FDA review of Phase 2 data from the 50 mg cohort due to the partial clinical hold.

In November 2023, the Company reaffirmed guidance for initiation of the OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. Participants who complete treatment in the Phase 2 dose exploration trial, or who previously completed a prior clinical trial of nomlabofusp are potentially eligible for the OLE. The OLE will evaluate the safety and tolerability and PK and measures of frataxin levels in peripheral tissues as well as other exploratory PD markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Clinical measures collected during the trial will be compared to a data from a synthetic control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database. The OLE trial is expected to begin in the first quarter of 2024 with interim data expected in the fourth quarter of 2024.

The Company is subject to risks and uncertainties common to pre-commercial companies in the biotechnology industry, including, but not limited to, development and commercialization by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for its drug candidates or any other product candidates and the ability to secure additional capital to fund its operations. Product candidates under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if the Company's drug development efforts are successful, it is uncertain when, if ever, it will realize significant revenue from product sales.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP").

The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023 and the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2023 and August 10, 2023.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2023, condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and condensed consolidated statement of cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $24.0 million and $25.9 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $175.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2023, the Company had approximately $95.6 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements, for at least twelve months from the issuance of these condensed consolidated financial statements into the first quarter of 2025. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company would reduce expenditures in order to further extend cash resources.

The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, that it will need additional capital to fund its future operating and capital requirements. Unless and until the Company can generate substantial revenue, management continuously evaluates different strategies to obtain the required funding for future operations. These strategies include seeking additional funding through a combination of public or private equity offerings, debt or royalty financings, collaborations and licensing arrangements, strategic partnerships with pharmaceutical and/or larger biotechnology companies, or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights, minimum required cash balances and other operating restrictions that could adversely impact the Company's ability to conduct its business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize its product candidates.

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

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expense, the recording as prepaid expense of payments made in advance of the actual provision of goods or services, valuation of stock-based awards and valuation of leases. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Prior to August 11, 2023, basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. These prefunded warrants were exercised on August 11, 2023 and the Company received cash proceeds of six thousand two hundred and eighty-four dollars. Accordingly, subsequent to August 11, 2023 the 628,403 shares issued upon the exercise of these warrants are included in issued and outstanding common stock.

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

The Company excluded 5,100,997 and 3,136,776 common stock equivalents outstanding as of September 30, 2023 and 2022, respectively, from the computation of diluted net loss per share for the three and nine months ended

September 30, 2023 and 2022 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2023 and December 31, 2022.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2023
Cash equivalents:
Money market funds invested in government securities	$34,232	$34,232	$—	$—
Total cash equivalents	34,232	34,232	—	—

Marketable securities:
U.S Treasury bills	$49,443	$49,443	$—	$—
Corporate bonds	7,426	—	7,426	—
Total marketable securities	56,869	49,443	7,426	—
Total cash equivalents and marketable securities	$91,101	$83,675	$7,426	$—

December 31, 2022
Cash equivalents:
Money market funds invested in government securities	$22,184	$22,184	$—	$—
Total cash equivalents	22,184	22,184	—	—

Marketable securities:
U.S Government and agency securities	91,603	—	91,603	—
Total marketable securities	91,603	—	91,603	—
Total cash equivalents and marketable securities	$113,787	$22,184	$91,603	$—

The accrued interest receivable related to the Company’s investments was $0.2 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of December 31, 2022, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of September 30, 2023 and December 31, 2022, no allowances for credit losses for the Company’s investments were recorded. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

Marketable securities

The following table summarizes the Company's marketable securities as of September 30, 2023 and December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2023
Assets:
U.S Treasury bills	$49,439	$4	$—	$49,443
Corporate bonds	7,423	3	—	7,426
Total marketable securities	$56,862	$7	$—	$56,869

December 31, 2022
Assets:
U.S Government and agency securities	$91,634	$12	$(43)	$91,603
Total marketable securities	$91,634	$12	$(43)	$91,603

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Prepaid research and development expenses	$2,257	$1,394
Prepaid insurance	51	679
Other prepaid expenses and other assets	582	238
	$2,890	$2,311

5.
Fixed Assets

Fixed assets, net consisted of the following:

		September 30,	December 31,
	Useful Life	2023	2022
		(in thousands)
Computer equipment	5 years	$66	$66
Lab equipment	5 years	1,192	1,192
Furniture and fixtures	7 years	456	456
Leasehold improvements	lease term	31	31
		1,745	1,745
Less: Accumulated depreciation		(1,144)	(914)
		$601	$831

Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. In addition, for the three and nine months ended September 30, 2023, there was less than $0.1 million and $0.1 million, respectively, of depreciation related to sublet assets recorded as other expense. For the three and nine months ended September 30, 2022, there was less than $0.1 million and $0.1 million, respectively, of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

	September 30,	December 31,
	2023	2022
	(in thousands)
Accrued research and development expenses	$2,841	$5,921
Accrued payroll and related expenses	1,651	2,046
Accrued other	602	441
	$5,094	$8,408

7.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded Warrants

On May 28, 2020, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) for the sale by the Company in a private placement of 6,105,359 shares of the Company’s common stock and prefunded warrants to purchase an aggregate of 628,403 shares of the Company’s common stock, for a price of $11.88 per share of the common stock and $11.87 per prefunded warrant. The prefunded warrants are exercisable at an exercise price of $0.01 and are exercisable indefinitely. The Purchasers may exercise the prefunded warrants on a cashless basis in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the prefunded warrants on the date in which the Company is required to deliver the shares. The private placement closed on June 1, 2020. The aggregate gross proceeds for the issuance and sale of the common stock and prefunded warrants were $80.0 million, transaction costs totaled $4.6 million and resulted in net proceeds of $75.4 million. The Company’s Registration Statement on Form S-3, filed with the SEC on June 26, 2020, registered the resale of 6,105,359 shares of common stock sold and the 628,403 shares of common stock underlying the prefunded warrants. MTS Health Partners served as placement agent to the Company in connection with the private placement. As partial compensation for these services, the Company issued MTS Health Partners 35,260 shares of common stock. In August 2023, the 628,403 shares of prefunded warrants were exercised and the Company received cash proceeds of six thousand two hundred and eighty-four dollars.

As of September 30, 2023, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 43,905,903 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock, if any. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In September 2022, the Company sold 25,558,750 shares of common stock at an offering price of $3.15 per share and received net proceeds, net of underwriting discounts and commissions and offering costs of $75.2 million.

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

As permitted by the 2020 Plan, the Company added 1,730,768 and 708,418 shares available for grant to the 2020 Plan on January 1, 2023 and January 1, 2022, respectively. As of September 30, 2023, 1,106,459 shares of common stock were available for grant under the 2020 Plan.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

September 30,
2023
Risk-free interest rate	3.69%
Expected term (in years)	6.24
Expected volatility	94%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2022	3,071,528	$12.13	7.6
Options granted	1,688,400	4.73
Options exercised	(8,300)	2.93
Options forfeited/expired/exercised	(265,631)	12.79
Outstanding as of September 30, 2023	4,485,997	$9.33	7.5	$0.4
Exercisable as of September 30, 2023	2,063,351	$12.59	5.9	$0.1
Vested and expected to vest as of September 30, 2023	4,485,997	$9.33	7.5	$0.4
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at September 30, 2023.

At December 31, 2022, the aggregate intrinsic value of outstanding options granted under the 2020 Plan was $0.3 million.

Option Grants

During the nine months ended September 30, 2023, the Company granted options to purchase 1,328,400 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under the 2020 Plan during the nine months ended September 30, 2023 was $2.95.

As of September 30, 2023, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $10.3 million, which is expected to be recognized over a weighted average period of 2.22 years.

Inducement Stock Option Grant

During the nine months ended September 30, 2023, the Company granted options to purchase 360,000 shares of common stock granted outside of the 2020 Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The options issued under this inducement grant have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under this inducement grant during the nine months ended September 30, 2023 was $3.59.

As of September 30, 2023, total unrecognized compensation expense related to unvested inducement options granted was $1.1 million, which is expected to be recognized over a weighted average period of 3.53 years.

Restricted Stock Units

In January 2023, RSUs were granted under the 2020 Plan to the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the nine months ended September 30, 2023 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2022	—	$	—
Restricted stock units granted	650,000	4.94
Restricted stock units forfeited	(35,000)	4.94
Outstanding as of September 30, 2023	615,000	$4.94	1.8	$2.4
Unvested and expected to vest as of September 30, 2023	615,000	$4.94	1.8	$2.4

Restricted Stock Unit Grants

The RSUs vest annually over four years and have a weighted-average grant date fair value of $4.94 per unit.

As of September 30, 2023, total unrecognized compensation expense for RSUs was $2.5 million, which is expected to be recognized over a weighted-average period of 3.34 years.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development	$697	$702	$2,304	$2,050
General and administrative	1,124	965	3,393	2,926
	$1,821	$1,667	$5,697	$4,976

8.
Commitments and Contingencies

Intellectual Property Licenses

The Company is party to an exclusive License Agreement (the “WFUHS License”), dated November 30, 2016, as amended, with Wake Forest University Health Sciences (“WFUHS”) and an exclusive License Agreement (the “IU License”), dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of nomlabofusp. Both agreements continue from their effective date through the last to date of expiration of the licensed patents, unless earlier terminated by either party in accordance with their terms.

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

Both agreements continue from their effective date through the last date of expiration of the licensed patents, unless earlier terminated by either party in accordance with their terms.

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

On March 9, 2023, the Company executed the option to extend the office space lease for an additional three year term and to lease additional office space. The lease term commenced on September 1, 2023 for the extension of the current lease and October 1, 2023 for the lease of additional office space. In September 2023, upon the commencement of the lease extension, the Company recorded a right of use asset and lease liability of $0.5 million, which are reflected in these condensed consolidated financial statements. In October 2023, upon the commencement of the lease of the additional office, the Company recorded a right of use asset and lease liability of $0.3 million. This right of use asset and lease liability will be reflected in the financial statements for the year ended December 31, 2023.

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

Expense arising from operating leases was $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively. Expense arising from operating leases was $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively. For operating leases, the weighted-average remaining lease term for leases at September 30, 2023 and December 31, 2022 was 5.9 and 6.8 years, respectively. For operating leases, the weighted average discount rate for leases at September 30, 2023 and December 31, 2022 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of September 30, 2023 are as follows:

Operating
(in thousands)	Leases
Three months ending December 31, 2023	$310
Year ended December 31, 2024	1,245
Year ended December 31, 2025	1,266
Year ended December 31, 2026	1,224
Year ended December 31, 2027	1,118
Thereafter	2,095
Total lease payments	7,258
Less: imputed interest	(1,868)
Present value of lease liabilities	$5,390

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (the "2022 Annual Report"), and our Quarterly Reports on Form 10-Q, filed with the SEC on May 15, 2023 and August 10, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2022 Annual Report, in addition to the "Risk Factors" and “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report as well as previous quarterly reports, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our lead product candidate, nomlabofusp (nomlabofusp is the new International Nonproprietary Name ( "INN") and the United States Adopted Name ("USAN") for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to increase FXN levels in patients with FA.

We believe that our CPP platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

Since our inception, we have devoted substantially all of our resources to developing nomlabofusp, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations.

Nomlabofusp Program Update

We have completed two Phase 1 clinical trials of nomlabofusp and the first cohort of a phase 2 trial in patients with FA:

•
In May 2021, we reported positive top-line data from our Phase 1 FA program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021. Data from these trials demonstrated proof-of-concept by showing that daily subcutaneous injections of nomlabofusp for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). FXN levels achieved in peripheral tissues (buccal cells) following daily 50 mg and 100 mg subcutaneous injections of nomlabofusp were at or in excess of FXN levels that would be expected in phenotypically normal heterozygous carriers. There were no serious adverse events associated with either the MAD or SAD trials.
•
In May 2023, we reported preliminary unblinded top-line data from the 25 mg cohort of our Phase 2 four-week, placebo-controlled, dose exploration trial of nomlabofusp in FA patients. Data from the cohort indicated nomlabofusp was generally well tolerated and showed increases in FXN levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells) at day 14.

From May 2021, we have had ongoing interactions and discussions with the FDA regarding the clinical development of nomlabofusp:

•
In May 2021, the FDA placed a clinical hold on our nomlabofusp clinical program after we notified the FDA of mortalities at the highest dose levels of a 26-week non-human ("NHP") toxicology study that was designed to support extended dosing of patients with nomlabofusp. At the time the hold was placed, we had no interventional clinical trials with patients enrolling or enrolled.
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
•
In September 2022, following the Type C meeting and the submission of the Company's complete response, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of nomlabofusp in FA patients discussed above to proceed. In connection with this decision, the FDA lifted its full clinical hold on the nomlabofusp clinical development program and imposed a partial clinical hold.
•
In June 2023 we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, pharmacokinetic (“PK”) and frataxin data from the Phase 2 trial’s completed 25 mg cohort.
•
Following the FDA’s review of our complete response, in July 2023, the FDA cleared initiation of a second cohort of our four-week, placebo-controlled, Phase 2 dose exploration trial of nomlabofusp in patients with FA to proceed to a 50 mg cohort in which participants would be dosed daily for the first 14 days, and then every other day until day 28.
•
In November 2023, we completed enrollment and dosing of the 50 mg cohort of our Phase 2 double-blind dose exploration trial evaluating nomlabofusp for the treatment of FA. Treatment assignment of the fully enrolled cohort of 15 participants remains blinded as they complete the follow up period. Participants were dosed daily with nomlabofusp for the first 14 days, and then every other day until day 28. Based on blinded Phase 2 observations during the dosing period, there were no serious adverse events for either the nomlabofusp or placebo groups. Top-line Phase 2 safety, PK, and frataxin data from skin and buccal cells from both the 25 mg and 50 mg cohorts is now expected in the first quarter of 2024, refined from the first half of 2024. Initiation of additional U.S. clinical trials or potential further dose escalation in these trials is contingent on FDA review of Phase 2 data from the 50 mg cohort due to the partial clinical hold.
•
In November 2023, we reaffirmed guidance for initiation of the OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. Participants who complete treatment in the Phase 2 dose exploration trial, or who previously completed a prior clinical trial of nomlabofusp are potentially eligible for the OLE. The OLE will evaluate the safety and tolerability and PK and measures of frataxin levels in peripheral tissues as well as other exploratory PD (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Clinical measures collected during the trial will be compared to data from a synthetic control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database. The OLE trial is expected to begin in the first quarter of 2024 with interim data expected in the fourth quarter of 2024.

Nomlabofusp has been granted Orphan Drug (U.S. and Europe), Rare Pediatric Disease (U.S.), Fast Track (U.S.), and PRIME (Europe) designations for FA. We have also begun to engage with regulators and investigators outside the U.S. as we prepare to expand our clinical program to additional geographies. With approximately 75% of individuals with FA living outside the U.S., establishing global clinical trial capabilities is important for addressing the pressing unmet needs of the FA community.

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
•
laboratory consumables; and
•
allocated facility-related costs.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical and commercial development of nomlabofusp or any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of nomlabofusp or any other product candidates we develop will depend on a variety of factors, including:

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

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly, are considered an area of significant judgement and management's review of manufacturing, nonclinical and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. We expect to increase our investment in research and development in order to advance nomlabofusp through additional clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we pursue clinical development of nomlabofusp and/or any other product candidates we develop.

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

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Prior to January 1, 2023, the Company estimated its expected common stock price volatility solely based on the historical volatility of publicly traded peer companies with comparable characteristics including enterprise value, risk profiles and position within the industry. Beginning on January 1, 2023, the Company began blending its historical data starting in June 2020 (following its merger with Zafgen in 2020) with its historical peer group. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We expect to continue to do so until we have full historical data regarding the volatility of our own traded stock price.

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

Results of Operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
			Increase
	2023	2022	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$6,585	$5,582	$1,003
General and administrative	3,754	2,931	823
Total operating expenses	10,339	8,513	1,826
Loss from operations	(10,339)	(8,513)	(1,826)
Other income (expense), net	1,275	193	1,082
Net loss	$(9,064)	$(8,320)	$(744)

Research and development expenses

Research and development expenses for the three months ended September 30, 2023 increased $1.0 million compared to the three months ended September 30, 2022. The increase in research and development expenses was primarily driven by an increase of $0.9 million in clinical trial costs primarily associated with the Phase 2 dose exploration study, an increase of $0.7 million in personnel related costs, an increase of $0.4 million in professional fees primarily associated with an increase in legal IP costs and consulting fees, partially offset by a decrease of $1.2 million in clinical supply manufacturing costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 increased $0.8 million compared to the three months ended September 30, 2022. The increase in general and administrative expense was primarily driven by an increase of $0.3 million of professional fees primarily related to increased legal expense, an increase of $0.2 million in operational expense primarily related to recruiting costs, and an increase of $0.2 million in stock-based compensation expense associated with stock option grants made in 2023 and prior periods.

Other income (expense), net

Other income (expense), net was $1.3 million of income in the three months ended September 30, 2023 compared to $0.2 million in the three months ended September 30, 2022. The increase primarily relates to interest income on a higher investment base and higher investment yields on that base during the current period.

Results of Operations

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
			Increase
	2023	2022	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$17,022	$17,032	$(10)
General and administrative	10,574	9,055	1,519
Total operating expenses	27,596	26,087	1,509
Loss from operations	(27,596)	(26,087)	(1,509)
Other income (expense), net	3,640	157	3,483
Net loss	$(23,956)	$(25,930)	$1,974

Research and development expenses

Research and development expenses were comparable between periods. A decrease of $3.2 million in clinical supply manufacturing costs was offset by an increase of $1.2 million in personnel related costs, an increase of $0.9 million in clinical trial costs primarily associated with the Phase 2 dose exploration study, an increase of $0.4 million in professional fees primarily associated with an increase in legal IP costs and consulting fees, and an increase of $0.4 million in test method development and optimization and an increase of $0.3 million in stock-based compensation expense associated with stock option grants made in 2023 and prior periods.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 increased $1.5 million compared to the nine months ended September 30, 2022. The increase in general and administrative expense was primarily driven by an increase of $0.5 million of professional fees primarily related to increased legal expense, an increase of $0.5 million in stock-based compensation expense associated with stock option grants made in 2023 and prior periods, an increase of $0.4 million in operational expense primarily related to recruiting costs, and an increase of $0.4 million in personnel related costs related to increases in headcount, partially offset by a decrease of $0.3 million in insurance expense.

Other income (expense), net

Other income (expense), net was $3.6 million of income in the nine months ended September 30, 2023 compared to $0.2 million of net expense in the nine months ended September 30, 2022. The increase primarily relates to interest income on a higher investment base and higher investment yields on that base during the current period as compared to the prior period.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have devoted substantially all of our resources to developing nomlabofusp, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, capital raising, and providing general and administrative support for such operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(24,116)	$(20,897)
Net cash provided by (used in) investing activities	35,982	(38,726)
Net cash provided by financing activities	30	75,573
Net increase in cash, cash equivalents and restricted cash	$11,896	$15,950

Net cash used in operating activities

During the nine months ended September 30, 2023, operating activities used $24.1 million of cash, resulting from our net loss of $24.0 million, adjusted for noncash expenses of $4.7 million and changes in our operating assets and liabilities utilizing cash of $4.8 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expense.

During the nine months ended September 30, 2022, operating activities used $20.9 million of cash, resulting from our net loss of $25.9 million, adjusted for noncash expenses of $5.1 million and changes in our operating assets and liabilities resulting in a use of cash of $0.1 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expense.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2023, investing activities provided $36.0 million of cash, including $102.3 million from maturities of marketable securities partially offset by $66.3 million in purchases of marketable securities.

During the nine months ended September 30, 2022, investing activities used $38.7 million of cash, including $61.6 million in purchases of new marketable securities and $0.1 million in purchases of property and equipment, partially offset by a $23.0 million increase from maturities of marketable securities.

Net cash provided by financing activities

During the nine months ended September 30, 2023, financing activities provided less than $0.1 million of cash from the exercise of stock options and warrants.

During the nine months ended September 30, 2022, financing activities provided $75.6 million of cash from sale of common stock in an underwritten offering, net of issuance costs.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $24.0 million and $25.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $175.6 million and cash, cash equivalents and marketable securities of $95.6 million, excluding restricted cash of $1.3 million.

Losses have resulted principally from costs incurred in connection with research and development activities, and general and administrative costs associated with the development of nomlabofusp and our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we expect to continue to incur expenses in connection with our ongoing activities, if and as we:

•
continue to advance the development of nomlabofusp through additional clinical trials, including related manufacturing costs;
•
seek to identify and advance development of additional product candidates into clinical development and identify additional indications for our product candidates;
•
seek to obtain regulatory approvals for nomlabofusp and other potential product candidates;
•
identify, acquire or in-license other product candidates and technologies;
•
maintain, leverage and expand our intellectual property portfolio; and
•
expand our operational, financial, commercial and management systems and personnel, including personnel to support our clinical development and future commercialization efforts and our operations as a public company.

Based on our current expected level of operating expenditures, we expect to be able to fund our operations for at least twelve months from the issuance of these condensed consolidated financial statements into the first quarter of 2025. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the quarter ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended September 30, 2023, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2022 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2022 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors disclosed in our 2022 Annual Report and Quarterly Reports on Form 10-Q filed on May 15, 2023 and August 10, 2023.

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

LARIMAR THERAPEUTICS, INC.

Date: November 14, 2023	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)