Form 10-K
period 2023-12-31
Larimar Therapeutics, Inc.
filed 2024-03-14
CIK 1374690

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting and non-voting stock held by non-affiliates of the registrant was $80,218,629.

As of March 12, 2024, the registrant had 63,800,017 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA, European Medicines Agency ("EMA") and other comparable regulatory authorities for marketing approval for nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601) or any other product candidate that we may develop in the future and unexpected costs that may result therefrom;
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedreich's ataxia ("FA"), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or FDA's request for additional information or studies (whether clinical or non-clinical), changes in clinical protocols, unexpected adverse events, regulatory restrictions, including additional clinical holds, and milestones for nomlabofusp;
•
our ability to successfully execute our open label extension trial (“OLE”), including the timing of site initiation and rate of patient enrollment, and our ability to pursue dose escalation;
•
uncertainties associated with the clinical development and regulatory approval for nomlabofusp, including potential delays in the commencement, enrollment and completion of clinical trials, the timing of a potential Biologics License Application (“BLA”) submission for accelerated approval, including our ability to supply to the FDA all required data for FDA to review and accept an accelerated application, or any other product candidate that we may develop in the future;
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
•
our ability, and the ability of third-party manufacturers we engage, to optimize and scale nomlabofusp or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies, and, if approved, commercial supplies of nomlabofusp or any other product candidate that we may develop in the future and our ability to maintain our relationships and contracts with our key vendors and to identify and contract with alternate or secondary key vendors;
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
•
the size and growth of the potential markets for nomlabofusp, if approved, or any other product candidate that we may develop in the future, the rate and degree of market acceptance of nomlabofusp, if approved, or any other product candidate, that we may develop in the future and our ability to serve those markets;
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
•
the performance and compliance with the rules and regulations of the FDA (and all other regulatory authorities) of third parties upon which we depend, including third-party contract research organizations ("CROs"), consultants and third-party suppliers, manufacturers, distributors, and logistics providers;
•
our ability to recruit and retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
•
our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;
•
the extent to which geopolitical tensions including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop;
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
•
In February 2024, we completed an underwritten public offering of common stock raising net proceeds of approximately $161.6 million We anticipate that this amount, combined with our current cash, cash equivalents and marketable securities will fund operations into 2026. We may need to raise additional funding in order to continue our planned operations. This funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed would force us to delay, limit or terminate our product development efforts or other operations.

Risks Related to Our Product Development and Regulatory Approvals

•
An FDA partial clinical hold remains in place for the nomlabofusp development program. While the FDA agreed to allow us to conduct the Phase 2 dose exploration trial up to a dose of 50 mg daily for 14 days followed by every other day for 14 days for a total of 28 days, and that we can begin an OLE trial of nomlabofusp at a daily dose of 25 mg, there is uncertainty as to when, or if, the FDA will allow an OLE dose above 25 mg, or allow further clinical development of nomlabofusp beyond the OLE study.
•
We cannot be certain data from the OLE study or prior clinical studies will provide the FDA with adequate data to allow the nomlabofusp development program to proceed as planned in part or in full, and even if so, that we will ultimately be successful with our clinical development or that we will ever be able to obtain regulatory approval for nomlabofusp.
•
We may experience difficulties identifying and enrolling patients in our clinical trials given the limited number of patients who have the disease for which nomlabofusp is being studied or for any other product candidate. Difficulty in enrolling patients could delay or prevent clinical trials of nomlabofusp or any future product candidate. There is also a competing approved FA therapeutic, other competing studies and potentially other FA therapeutics that could be approved that may also limit the availability of participants for nomlabofusp clinical trials.
•
Additional competing technologies could emerge, adversely affecting our opportunity to generate revenue from the sale of nomlabofusp.
•
Failures or delays in the completion of our clinical trials could result in increased costs and could delay, prevent or limit our ability to generate revenue and continue our business.
•
Nomlabofusp may cause adverse events or undesirable side effects in non-clinical or clinical trials that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any. Because we anticipate that nomlabofusp will require chronic dosing over the lifetime of patients and because we have only tested nomlabofusp in a limited number of patients for a maximum of 14 days daily and every other day from day 15 to day 28, there may be undesirable side effects as of result of long-term exposure to nomlabofusp that we have not seen to date in our clinical trials.
•
We intend to pursue an accelerated approval from FDA for nomlabofusp for the treatment of FA using FXN levels, supportive pharmacodynamics ("PD") and clinical information, and safety data from the OLE study, along with additional nonclinical pharmacology information needed to use FXN levels as a novel surrogate endpoint. Although we have initiated discussions with FDA regarding our surrogate biomarker approach, there can be no assurance that data we intend to generate will be successful in establishing, among other things, that dose-dependent increases in FXN levels are reasonably likely to predict or demonstrate a clinical benefit.
•
Changes in regulatory requirements, FDA guidance, guidance from other regulatory authorities or unanticipated events during our non-clinical or clinical trials of nomlabofusp or future product candidates may result in changes to clinical trial protocols or additional non-clinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.
•
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell nomlabofusp in the US and/or foreign markets, if approved, we may not be able to generate any revenue.
•
Even if we receive marketing approval for nomlabofusp, we may not achieve broad market acceptance, which would limit the revenue that we generate from our sales.
•
Even if we obtain regulatory and marketing approval for a product candidate, our product candidates will remain subject to regulatory oversight.

Risks Related to Our Business

•
If we are unable to manage expected growth in the scale and complexity of our operations, including attracting and hiring additional qualified management, including commercial, sales and marketing management, our performance may suffer.
•
We are subject to healthcare laws and regulations, and health information privacy and security laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Reliance on Third Parties

•
We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials. As a result, many important aspects of our drug development programs are outside our direct control.
•
We rely on third-parties to manufacture the materials for our research and development, including our non-clinical and clinical study drug substance and drug product.
•
We are undertaking a program with a third party to produce a lyophilized version of nomlabofusp that, once available, we intend to use in our planned clinical trials. If we are unable to successfully produce a lyophilized version, our ability to execute our clinical trials and commercially launch nomlabofusp could be adversely affected.
•
We have not yet manufactured or formulated nomlabofusp on a commercial scale and we may not be able to do so. As a result, our ability to adequately commercially launch and/or supply nomlabofusp could be adversely affected.

Risks Related to Our Intellectual Property Rights

•
If, in the United States and other countries, we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect nomlabofusp or potential product candidates, third parties could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
•
Our key patent, which we license related to nomlabofusp, will expire in 2040 and we will lose our ability to rely upon this patent to prevent competing products from entering the market.

Risks Related to Our Common Stock

•
Our stock price is highly volatile, and purchasers of our common stock could incur substantial losses.
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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name ("INN") and the United States Adopted Name ("USAN") for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver tissue frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to increase FXN levels in patients with FA.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $86.8 million. In February 2024,we raised net proceeds of $161.6 million in an underwritten public offering of common stock, We anticipate the $161.6 million in net proceeds, together with $86.8 million of cash, cash equivalents and marketable securities on hand will fund operations into 2026.

Nomlabofusp Program Update

Clinical Trials

We have completed two Phase 1 clinical trials and a Phase 2 dose exploration trial, and recently initiated a Phase 2 OLE trial in patients with FA.

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

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of a second cohort (50 mg) of our four-week, placebo-controlled, Phase 2 dose exploration trial of nomlabofusp in patients and the initiation of our OLE trial with daily dosing of 25 mg.

In February 2024, we reported positive top-line data and successful completion of our four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated and demonstrated dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. Participants treated with 50 mg had individual frataxin levels in skin increase from less than 17% relative to healthy volunteers at baseline, to 33% to 59% of healthy volunteers after 14 days of treatment. Patients treated with placebo showed no increase in their frataxin levels during this period. Additionally, the majority of treated patients in both cohorts with quantifiable levels of frataxin at baseline and day 14 achieve at least a 100% increase in tissue frataxin in skin cells, and at least a 30% increase in tissue frataxin levels in buccal cells. With both skin and buccal cells, when dosing is switched to every other day the magnitude of the increase declines.

In January 2024, we initiated the OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Participants who completed treatment in the Phase 2 dose exploration trial, or who previously completed a prior clinical trial of nomlabofusp are potentially eligible to screen for the OLE. The OLE will evaluate safety, tolerability, pharmacokinetics ("PK") and measures of frataxin levels in peripheral tissues as well as other exploratory PD (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Clinical measures collected during the trial will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database. Dose escalation in the OLE trial will be considered based on safety, tolerability, PK, and tissue FXN levels from the Phase 2 trial’s 50 mg cohort as well as available data from the 25 mg dose of nomlabofusp in the OLE trial, and is contingent on FDA review as part of the partial clinical hold. Initial data from the OLE trial is expected in the fourth quarter of 2024.

Our Strategy

Our strategy is to become a leader in the treatment of rare diseases by leveraging our technology platform and applying our management team’s know how and expertise to the development of nomlabofusp and other future pipeline programs. Key elements of our strategy include:

•
Advance nomlabofusp through clinical development and regulatory approval in the United States the European Union and other foreign jurisdictions We have completed two Phase 1 clinical trials and a Phase 2 dose exploration trial in patients with FA in the United States and have initiated an OLE study in the U.S with patients age 18 or older to be dosed 25 mg of nomlabofusp daily. Expansion of this OLE to doses above 25 mg as well as the initiation of additional U.S. clinical trials evaluating nomlabofusp are contingent on FDA review as part of the FDA’s partial clinical hold. We do not know if, or when, the FDA will lift the partial clinical hold on our nomlabofusp program or if it will ever allow further clinical development of nomlabofusp beyond the current OLE study that we recently initiated. We also are planning to include in our clinical studies, individuals between the ages of 2 and 17 and are currently in discussions with FDA as to what additional clinical trial data in adults would inform inclusion of those pediatric individuals in our studies. We are continuing to collaborate with key opinion leaders and seek guidance from regulatory authorities to develop and execute a clinical development plan for regulatory approval of nomlabofusp in the United States, the European Union, the United Kingdom ("UK"), Australia, Canada and potentially other countries.
•
Intend to pursue the use of tissue frataxin levels as a novel surrogate endpoint to support a potential Biologics License Application (“BLA”) submission for accelerated approval. Recently, we had discussions with the FDA regarding the potential use of tissue FXN levels as a novel surrogate endpoint. The FDA has acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. We intend to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach. We are beginning to plan for a confirmatory study and are targeting a BLA submission in the second half of 2025.
•
If nomlabofusp receives regulatory approval(s), commercialize nomlabofusp in the United States, the European Union, and other relevant countries independently or with third parties. We intend to evaluate commercialization options in the United States, the European Union, the United Kingdom and in other foreign jurisdictions throughout the world where FA patients can benefit, if we are successful in obtaining regulatory approval. We may build our own internal sales force; partner with a contract sales organization, and/or enter into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we may jointly sell and market nomlabofusp, if approved; or we may seek to out-license nomlabofusp, whereby other pharmaceutical or biotechnology companies sell and market nomlabofusp and pay us milestone and/or royalty payments on sales.

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
•
Continue to improve our novel protein replacement therapy platform. We continue to improve the scientific understanding of our platform, including how our technology allows enhanced delivery of cargo proteins, thereby impacting the biological processes associated with the diseases we seek to treat. In addition, with our expertise in the use of a CPP to effectively deliver proteins to intracellular targets, we believe that our scientists are well positioned to design and develop additional therapies that will address unmet medical needs associated with other rare diseases and develop other therapeutics with potentially disease modifying therapeutic action. We also plan to continue to build our intellectual property portfolio to expand our protein replacement therapy platform.
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

Platform Technology for Treatment of Rare Genetic Diseases

There are estimated to be over 9,500 rare genetic diseases, which, collectively affect hundreds of millions of people worldwide. Of the hundreds of millions of individuals suffering from these rare genetic diseases, only approximately 5% have therapeutic options available to manage their disease. Many of these diseases result from a deficiency in the amount or the function of a particular target molecule, often a protein. Particularly challenging to treat are those diseases that result from the deficiency of a molecule that is active within a cell or within a cell-based organelle. The challenge to providing treatment of these diseases is the need to improve the amount or function of the therapeutic target by transporting a therapeutic element across the cell membrane and potentially the membrane of the organelle where the target is active in the diseased patients.

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

Nomlabofusp For the Treatment of Friedreich’s ataxia

Friedreich’s ataxia

Friedreich’s ataxia is a rare genetic disease that is the most commonly inherited ataxia in humans, with approximately 20,000 individuals living with Friedreich’s ataxia globally, and of these individuals, approximately 5,000 are in the United States and the majority of the remaining individuals are primarily in Europe. Friedreich’s ataxia results from a deficiency of the mitochondrial protein, FXN. FXN is an essential and phylogenetically conserved protein that is found in cells throughout the body, with the highest levels found in the heart, spinal cord, liver, pancreas, and skeletal muscle. FXN is encoded in the nucleus of the cell, expressed in the cytoplasm and transported into the mitochondria, where it is processed to the mature form. As part of this process the mitochondrial targeting sequence is cleaved off in the mitochondria by a naturally occurring enzyme.

Friedreich’s ataxia is a progressive multi-symptom disease typically presenting in mid-childhood that affects the functioning of multiple organs and systems. It is a debilitating neurodegenerative disease that results in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. Patients suffer from progressive neurologic and cardiac dysfunction. Key among these is a primary neurodegeneration of the dorsal root ganglia and the dentate nucleus of the cerebellum, which leads to the hallmark clinical findings of progressive limb ataxia and dysarthria. A hypertrophic cardiomyopathy is common and associated with early mortality, typically between 30 and 50 years of age. Omaveloxolone, the first drug approved for the treatment of FA, was approved by the FDA and the European Commission in February 2023 and February 2024, respectively.

Nomlabofusp

Nomlabofusp, an investigational biologic fusion protein that is administered subcutaneously, consists of a CPP genetically fused to human FXN, and includes a mitochondrial targeting sequence. Using our proprietary peptide delivery technology, nomlabofusp is designed to carry the molecule from the intravascular space across the cell membrane and into the mitochondria where the CPP and the mitochondrial targeting sequence are cleaved off to yield mature FXN. See Figure 1.

Figure 1.

We have completed two Phase 1 nomlabofusp clinical trials, and a Phase 2 dose exploration trial and have initiated an OLE study in the U.S with patients to be dosed 25 mg of nomlabofusp daily. The nomlabofusp program remains under a partial clinical hold imposed by the FDA, and expansion of the OLE study above the 25 mg dose level as well as further clinical development of nomlabofusp is contingent upon FDA agreement based on its review of data from the 50 mg cohort of the Phase 2 dose exploration study and review of the available data from the OLE study at the current 25 mg dose level. Based on the results of our non-clinical development program as well as results from our Phase 2 clinical trials, we believe that administering nomlabofusp may increase FXN levels in the mitochondria of patients with Friedreich’s ataxia and patients could potentially experience:

•
improved cellular function;
•
a positive impact on Friedreich’s ataxia symptoms; and
•
a slowing of progression of the disease, potentially prolonging life.

In our Phase 1 clinical trials, nomlabofusp appeared to increase FXN levels in the peripheral tissues that were tested (buccal cells, skin biopsies and platelets) and data from our Phase 2 dose exploration study demonstrated dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Based on this, we believe that our technology may allow us to address other rare genetic diseases that either require the replacement of molecules that need to target specific intracellular organelles, or that share similar clinical symptoms that overlap with Friedreich’s ataxia. Finally, the use of nomlabofusp to improve mitochondrial function in other rare diseases that demonstrate evidence of mitochondrial dysfunction is also being explored.

Development of Nomlabofusp

Non-clinical Development

Knock-Out Mice and Other Non-clinical Studies

Nomlabofusp has been demonstrated to prolong the life of knock-out ("KO") mice whose heart and skeletal muscles were deficient in FXN. These mice, when untreated, develop a severe hypertrophic cardiomyopathy similar to patients with Friedreich’s ataxia and, like many Friedreich’s ataxia patients, die early in life. In non-clinical studies of nomlabofusp, the median survival in animals treated with vehicle of 98 days was extended to a median survival of 166 days in animals treated with nomlabofusp subcutaneously three times per week (p=0.0001). Furthermore, 87.5% of mice treated with nomlabofusp survived beyond the mean age of death in the vehicle treated group (107.5 days) whereas only 33% of vehicle treated animals survived. Results are reflected in Figure 2.

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

Figure 3.

Figure 4.

Another study, also performed at an independent laboratory, demonstrated the maintenance of cardiac function when the same KO mouse model was studied. These mice were treated with nomlabofusp at doses of 10 mg/kg every other day for 6 weeks. Echocardiograms were performed prior to initiating dosing and after 4 weeks of dosing. When compared to vehicle, mice treated with nomlabofusp maintained their left ventricular volume and ejection fraction while vehicle treated mice deteriorated over the same 4-week period. See Figures 5 and 6.

Figure 5.

Figure 6.

Using a neurologic mouse model, treatment with nomlabofusp prevented the development of ataxia in mice whose nervous system was deficient in FXN compared to those treated with placebo.

In multiple non-clinical studies in rodents and non-human primates ("NHPs"), human FXN was found to be distributed into all tissues tested following nomlabofusp dosing. See Figure 7.

Figure 7.

Observed hFXN across all tissue and cell types tested:

✓	Brain	✓	Spinal Cord	✓	Skin

✓	Heart	✓	Cardiac Mitochondria	✓	Buccal Cells

✓	Liver	✓	CSF (Cerebrospinal Fluid)	✓	Platelets

✓	Dorsal Root Ganglia	✓	Skeletal Muscle

Non-Human Primate and Rat Toxicology Studies

We previously conducted 28-day and 13-week GLP toxicology studies of nomlabofusp in two species, rat and NHP. In the rat studies, some injection sites showed edema and erythema with associated histologic changes localized to the injection site. The rat studies showed no significant clinical observations and no significant systemic histopathological findings. In the NHP studies, some injection sites were raised and firm with dose dependent histologic changes localized to the injection sites. The NHP 28-day study showed no systemic toxicity. The NHP 13-week study showed no systemic toxicity in the low and mid-dose groups, and minimal to mild histopathological findings in the high dose group. There were also several episodes of occasional transient muscle rigidity in some animals observed immediately after dosing in the two highest dose groups at very high exposures. These clinical observations resolved with no intervention and all of the NHPs who experienced these clinical observations received all doses and completed the in-life portion of the study.

To support extended dosing of patients with nomlabofusp, we conducted a 26-week NHP toxicology study in 2021. In May 2021, we notified the FDA of certain mortalities which occurred at the two highest dose levels in the then-ongoing study. On May 25, 2021, the FDA placed a clinical hold on the nomlabofusp clinical program. In the clinical hold letter, the FDA stated that it needed to review a full study report from the then-ongoing NHP study and that we could not initiate additional interventional clinical trials until we submitted such report and received notification from the FDA that additional clinical trials could commence. At the time of the FDA clinical hold, we had no interventional clinical trials with patients enrolled or enrolling.

In July 2021, we completed dosing in the 26-week NHP toxicology study. The study included four dose groups in addition to vehicle. Data from the study were collected throughout the second half of 2021 and included in the complete response to the clinical hold submitted to the FDA in January 2022.

In February 2022, in response to the complete response to the clinical hold we submitted to the FDA, the FDA stated that it was maintaining the clinical hold and that additional data were needed to resolve the clinical hold. We subsequently submitted a request to the FDA for a Type C meeting, which was granted and held in July 2022. We submitted a complete response to clinical hold incorporating additional information requested by the FDA at the meeting as well as information on the proposed study in August 2022.

In September 2022, following the Type C meeting and the submission of the Company's complete response to clinical hold, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of nomlabofusp in FA patients discussed above to proceed. In connection with this decision, the FDA lifted its full clinical hold on the nomlabofusp clinical development program and imposed a partial clinical hold.

In June 2023, we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of a second cohort at 50 mg of our four-week, placebo-controlled, Phase 2 dose exploration trial and initiation of our OLE trial with daily dosing of 25 mg.

Clinical Development

Non-Interventional Studies

We have conducted non-interventional studies to examine the range of tissue FXN concentrations in individuals who are homozygous for the normal FXN gene. Tissue samples in these studies were collected using the same sampling techniques and proprietary assay used in the interventional studies. In a 2020 study we obtained data from 8 healthy adults, but the study was then terminated early by the study site due to competing priorities during the COVID-19 pandemic. In 2021 we initiated a second study that enrolled approximately 60 healthy adults. Enrollment in this study was completed in 2022 and data has been used for comparison purposes in the Phase 2 clinical study described below. See Figure 8.

Figure 8.

FXN concentrations were measured in skin and buccal cells from 60 homozygous healthy volunteers utilizing the same sampling technique and assay as clinical trials of nomlabofusp; FXN levels measured via detection of peptide derived from mature FXN; FXN concentrations normalized to total cellular protein content in each sample. 1. E.C. Deutsch et al. Molecular Genetics and Metabolism 101 (2010) 238–245. 2. Friedreich’s Ataxia Research Alliance

Clinical Trials

Completed Phase 1 Clinical Studies in Adults with Friedreich’s Ataxia

We submitted our investigational New Drug application ("IND") application for nomlabofusp and began Phase 1 clinical trials in 2019 in patients with FA. We completed two clinical studies of nomlabofusp in adult subjects with FA, a SAD study (completed in 2020) and a MAD study (completed in 2021). The primary objective for the SAD and MAD studies was to assess the tolerability of nomlabofusp at doses ranging from 25 mg to 100 mg administered via subcutaneous injection ("SC"). The secondary objectives were to establish the PK of nomlabofusp administration in humans and to explore the PD of nomlabofusp administration by measuring tissue FXN concentrations in accessible tissues, namely buccal and skin cells, and in platelets. Administration of nomlabofusp via SC injection appeared to be well tolerated up to doses of 100 mg administered daily for up to 13 days. No SAEs were reported in either study. The most common treatment emergent adverse events ("TEAEs") were injection site reactions ("ISRs") that were generally mild, self-limited, and usually resolved within approximately 1 hour. Patients in the 25 mg cohort were dosed once a day for the first 4 days followed by 1 dose every third day through day 13 for a total of 7 doses, while the patients in the 50 mg cohort were dosed once a day for the first 7 days followed by 1 dose every other day through day 13 for a total of 10 doses, and patients in the 100 mg cohort were dosed once a day for 13 days consecutively for a total of 13 doses (see Figures 9 and 10). The study was designed in this fashion to ensure that the PK of nomlabofusp in patients with FA were characterized at the lower doses before the dose was escalated. This is typical of first in human studies such as multiple-ascending dose trials that evaluate a study drug’s clinical safety profile.

There was rapid uptake of nomlabofusp into the circulation following subcutaneous injection, and exposure appears to be proportional to dose.

Figure 9.

Figure 10.

*FXN levels measured via detection of peptide derived from mature FXN; FXN concentrations are normalized to total cellular protein content in each sample; Data represent median and 25th and 75th percentiles; FXN levels from day 4, & day 13 measurements are shown for data derived from the 25 mg cohort; FXN levels from day 7 & day 13 measurements are shown for data derived from the 50 & 100 mg cohorts.

Completed Phase 2 Dose Exploration Study

The Phase 2 randomized, double-blind, placebo controlled dose exploration study evaluated the safety, tolerability, PK and PD of two doses of nomlabofusp. Cohort 1 evaluated 25 mg and Cohort 2 evaluated 50 mg. Participants in either the 25 mg or 50 mg cohorts were randomized 2:1 to receive daily subcutaneous injections of either nomlabofusp or placebo for 14 days, and then every other day for an additional 14 days for a total 28-day dosing period.

In May 2023, we reported preliminary unblinded top-line data from the 25 mg cohort of the Phase 2 trial. Data from the cohort indicated nomlabofusp was generally well tolerated and showed increases in FXN levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells) at day 14.

In June 2023, we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of the second cohort (50 mg) of our four-week, placebo-controlled, Phase 2 dose exploration trial and the initiation of our OLE trial with daily dosing of 25 mg.

In February 2024, we reported positive top-line data and successful completion of our four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated and demonstrated dose response in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts.

With regard to safety in the Phase 2 dose exploration trial, there were a total of 28 participants (19 received nomlabofusp and 9 received placebo). There were no serious adverse events reported. There was one allergic reaction which was considered to be a severe adverse event in the 25 mg cohort that resolved with standard treatment. This participant withdrew from the trial. The most common adverse events reported were mild and moderate injection site reactions which resolved without any intervention and there were no study discontinuations due to injection site reactions. Consistent with findings in our Phase 1 study, nomlabofusp demonstrated quick absorption after subcutaneous administration and had dose proportional increases in exposure.

Participants treated with 50 mg for 14 days daily had frataxin levels in skin cells increase from less than 17% at baseline relative to healthy volunteers, to 33% to 59% of healthy volunteers after 14 days of treatment. Patients treated with placebo showed no increase in their frataxin levels during this period. Additionally, the majority of treated patients in both cohorts with quantifiable levels of frataxin at baseline and day 14 achieve at least a 100% increase in tissue frataxin in skin cells, and at least a 30% increase in tissue frataxin levels in buccal cells. Figures 11 and 14 show a clear dose response and increase from baseline in skin tissue and buccal tissue frataxin levels respectively.

The graph on the left in both Figures 12 and 15 show a dose dependent increase in frataxin levels after 14 days of treatment. With both skin and buccal cells, when dosing is switched to every other day the magnitude of the increase in frataxin levels declines.

The waterfall plots on the right in both Figures 12 and 15 depict the individual changes in frataxin levels from baseline in skin cells and buccal cells at day 14 respectively. Each bar represents an individual patient, with placebo treated participants in grey, the 25 mg cohort in aqua, and the 50 mg cohort in blue. The majority of patients treated with nomlabofusp had significant increases in frataxin levels while placebo patients were basically unchanged. Importantly, there also appears to be a dose response as frataxin levels are notably increased in most of the 50 mg cohort over the 25 mg cohort.

Figure 11.

Only participants with quantifiable levels at baseline and day 14 and day 28 are included in the tables.

Figure 12.

*FXN levels measured via detection of peptide derived from mature FXN; FXN concentrations are normalized to total cellular protein content in each sample. Data represent median and 25th and 75th percentiles. Only participants with quantifiable levels at both baseline and day 14 are included in the figures.

**Median baseline FXN levels in patients were 3.5 pg/µg for the placebo, 3.7 pg/µg for the 25 mg cohort and 2.1 pg/µg for the 50 mg cohort.

Figures 13 and 16 depict how many people had a shift in frataxin levels in skin cells and buccal cells as a percentage of average healthy volunteers after 14 days of treatment. On the left is the 25 mg cohort and on the right is the 50 mg cohort. On the far left of each figure are categories of the percentage of average healthy volunteers. Figures in black to the left of the black vertical line represent patients at baseline. Figures to the right of the black vertical line represent day 14 frataxin levels as a percentage of average healthy volunteers. In blue are individuals that increase by 25% to 50% and in green are individuals that exceeded 50% of average healthy volunteers.

Figure 13.

Only participants with quantifiable levels at baseline and day 14 are included in the figures.

*% of healthy volunteer FXN level is calculated by dividing each participant's FXN level by the average FXN level (16.34 pg/µg) from the noninterventional healthy volunteer study (N=60).

Figure 14.

Only participants with quantifiable levels at baseline and day 14 and day 28 are included in the tables.

Figure 15.

*FXN levels measured via detection of peptide derived from mature FXN; FXN concentrations are normalized to total cellular protein content in each sample. Data represent median and 25th and 75th percentiles. Only participants with quantifiable levels at both baseline and Day 14 are included in the figures.

**Median baseline FXN level in patients were 2.1 pg/µg for the placebo, 1.8 pg/µg for the 25 mg cohort and 1.6 pg/µg for the 50 mg cohort.

Figure 16.

Only participants with quantifiable levels at baseline and day 14 are included in the figures.

*% of healthy volunteer FXN level is calculated by dividing each participant's FXN level by the average FXN level (8.24 pg/µg) from the noninterventional healthy volunteer study (N=60).

Open Label Extension

In January 2024, we initiated the OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Participants who completed treatment in the Phase 2 dose exploration trial, or who previously completed a prior clinical trial of nomlabofusp are potentially eligible to screen for the OLE. The OLE will evaluate the safety, tolerability, PK, and measures of frataxin levels in peripheral tissues as well as other exploratory PD (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Clinical measures collected during the trial will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database. Further dose expansion in the OLE trial will be considered based on safety, tolerability, PK, FXN levels from the 25 mg dose of nomlabofusp in the OLE trial, as well as data from the Phase 2 trial's 50 mg cohort and is contingent on FDA review as part of the partial clinical hold. Initial data from the OLE trial is expected in the fourth quarter of 2024. We also are planning to include in our clinical studies, individuals between the ages of 2 and 17 and are currently in discussions with FDA as to what additional clinical data in adults would inform inclusion of those pediatric individuals in our studies.

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

As of February 23, 2024, our intellectual property portfolio was composed of numerous international Patent Cooperation Treaty ("PCT"), foreign, and United States non-provisional patent applications, a United States patent and United States provisional patent applications that we own or co-own, and six issued United States patents and additional non-provisional patent applications in the United States and in certain foreign jurisdictions that we license from academic institutions. The issued patents in the United States licensed by us, which include issued patents covering the composition of matter for nomlabofusp and methods for treating FA, have expiration dates between 2024 and 2040 without taking potential patent term extension into consideration. The international and the United States non-provisional patent applications licensed by us relate to composition of matter and methods of use for nomlabofusp.

The additional patent applications we own or co-own which include PCT, foreign and United States non-provisional patent applications a United States patent, and United States provisional patent applications are related to the development of nomlabofusp, including methods of use of nomlabofusp, and to our peptide-delivery platform technology.

A provisional patent application allows for an effective filing date to be established with regard to an invention, but once a provisional patent application is filed, either a corresponding non-provisional patent application or a petition to convert the provisional patent application into a non-provisional patent application must be filed within 12 months or such effective filing date will be lost. If we or our licensor timely files non-provisional patent applications in the United States and in countries outside of the United States with regard to our provisional patent applications and these non-provisional patent applications result in issued patents, such patents are expected to expire in 2044 or 2025, without taking potential patent term adjustment or patent term extension into consideration.

Nomlabofusp is covered by licensed issued patents (composition of matter and methods of use) in the United States which, if properly maintained, will expire in 2024, 2025 and 2040, excluding any patent term extensions that might be available following the grant of marketing authorizations. We also possess an exclusive license to non-provisional applications in the United States and certain countries outside the United States for nomlabofusp (composition of matter and methods of use). If these patent applications in the United States and other countries result in issued patents, those patents would be expected to expire in 2040. This estimated expiration excludes any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. We cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We also use other forms of protection besides patent protection and regulatory exclusivity, such as trademark, copyright, and trade secret protection, to enhance our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary exclusive positions for our product candidates, such as nomlabofusp, where available.

In-License Agreements

We are party to a License Agreement dated November 30, 2016 with Wake Forest University Health Sciences ("WFUHS") and a License Agreement dated November 30, 2016, as amended, with Indiana University ("IU"). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by us with respect to the development of nomlabofusp.

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

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our platform technology, product candidates and scientific expertise in the field of rare diseases provide competitive advantages, we face competition from various sources, including larger and better-funded pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. We expect to compete with Biogen’s SKYCLARYSTM (omaveloxolone), which was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively. Other competitors currently developing therapeutics to treat FA include, but are not limited to Design Therapeutics, Lexeo Therapeutics, Neurocrine Biosciences/Voyager Therapeutics and PTC Therapeutics. Many of our competitors have significantly greater financial, technical and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated amongst a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our product candidates or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates.

Manufacturing and Supply

Nomlabofusp is a biologic fusion protein that is produced in E. coli. We have worked with contract manufacturers to develop, in accordance with cGMPs a manufacturing process and analytical methods for drug substance to support clinical trials. We also use third party manufacturers for the clinical packaging, storage and distribution of nomlabofusp. We rely on third parties to store the nomlabofusp master cell bank and working cell bank, each stored at a different location. We continue to advance the manufacturing of nomlabofusp, obtain stability data, and produce drug product for future clinical trials. We are continually trying to optimize our manufacturing process to increase yields, decrease costs and increase reliability in supply chains. The final process will need to be successfully scaled up to support commercial manufacturing.

The drug substance which is in frozen liquid form for nomlabofusp is currently manufactured for us by KBI Biopharma, Inc. ("KBI"). We are party to a Master Services Agreement, as amended, with KBI, pursuant to which KBI provides biological development and clinical manufacturing services with respect to nomlabofusp. We currently produce a frozen liquid form of drug product at another manufacturer. We have also begun a program with a third-party manufacturer to produce a lyophilized version of the drug product from the same KBI drug substance, that, once available, we intend to use in certain of our future planned clinical trials and ultimately, commercial use, assuming nomlabofusp receives required regulatory approvals.

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

As of December 31, 2023, we employed 42 full-time employees in the United States, of which 32 are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Facilities

We lease office and laboratory space, which consists of approximately 8,000 square feet and 1,750 square feet located in Bala Cynwyd, PA and Philadelphia, PA, respectively. We are currently on a month-to-month lease on this Philadelphia lab space. We, as well as our landlord, can terminate the lease with four months notice.

We have entered into a lease for 3,927 square feet of new laboratory space in King of Prussia, PA to replace the Philadelphia lab space, but this lease has not yet commenced with expected occupancy in the second quarter of 2024.As part of the Merger (as defined below) with Zafgen, Inc ("Zafgen"), we acquired a non-cancellable operating lease for approximately 17,705 square feet of office space at 3 Center Plaza, Boston, Massachusetts (the "Boston Lease"). The Boston Lease expires on October 30, 2029. On October 27, 2020, we entered into a sublease agreement whereby we subleased all 17,705 square feet of office space leased under the Boston Lease until October 30, 2029.

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
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible, or (2) the single trial is supported by other confirmatory evidence. In drugs and biologics for rare diseases where patient populations are small, Phase 3 trials might not be required if substantial evidence of effectiveness and an acceptable risk/benefit profile can be demonstrated from Phase 2 trials.

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

Within 60 days following submission of the application, the FDA reviews an NDA or BLA submitted to determine if it is substantially complete before the agency files it. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective (for drugs) or safe, potent, and effective (for biologics), for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, safety, strength, quality, potency and purity. One of the performance goals agreed to by the FDA under the PDUFA is to review standard NDAs or BLAs in ten months from filing and priority NDAs or BLAs in six months from filing, whereupon a review decision is to be made. The review process may be extended by three months if the FDA classifies a response to an FDA request for additional information or clarification as a major amendment.

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

Following approval, the manufacturing facilities are subject to periodic inspections by the FDA and such inspections may result in an issuance of FDA Form 483 deficiency observations, untitled letter, or a warning letter, which can lead to plant shutdown and other more serious penalties and fines. Prior to the institution of any manufacturing changes, a determination needs to be made whether FDA approval is required in advance. If not done in accordance with FDA expectations, the FDA may restrict supply and may take further action. Annual product reports are required to be submitted annually. Other post-approval requirements applicable to drug and biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

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

Manufacturers must also comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect.

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

In addition, drug and biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug or biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug or biological product receiving accelerated approval to perform post-marketing studies with due diligence to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biological product may be subject to accelerated withdrawal procedures.

The Food and Drug Omnibus Reform Act (“FDORA”) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA also provides the FDA increased authority for expedited procedures to withdraw approval of a drug or biologic or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. FDORA also enables the FDA to initiate enforcement actions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast-track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

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

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (“PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Under the Best Pharmaceuticals for Children Act (“BPCA”), a drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and patent terms for drugs and six months to exclusivity periods for all formulations, dosage forms, and indications for biologic products. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") created an abbreviated approval pathway for biological products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or "fingerprinting", in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of the U.S. Department of Health and Human Services ("HHS"). The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure or BLA approval, of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar is approved if a patent lawsuit is ongoing within the 42-month period.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”), for clinical trial authorization in up to 30 European Union/European Economic Area ("EU/EEA") countries at the same time and with a single set of documentation.

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

To obtain regulatory approval of a product under the European Union's regulatory system, we submit a Marketing Authorization Application ("MAA"), to be assessed in the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization ("MA") that is valid throughout the European Union and the additional Member States of the European Area (Iceland, Liechtenstein and Norway) ("EEA"). It is

compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products, for advance therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and for human products containing a new active substance which are not authorized in the European Union and which are intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization is in the interests of patients in the European Union. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit/risk profile. Full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant.

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

The European Commission has fifteen days to prepare a draft decision. The medicinal product is assigned an EU registration number, which will be placed on its packaging if the MA is granted. During this period, various European Commission directorates-general are consulted on the draft MA decision. There are two other procedures in the European Union for the grant of an MAA in multiple European Union Member States. The decentralized procedure provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one member state, known as the Reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the Reference Member State and Concerned Member States. The Reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each Concerned Member State must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states. Where a product has already received an MA in one Member State, another Member State can recognize that MA under the mutual recognition procedure.

Regulation (EC) No. 141/2000, as amended, provides that a product may be designated as an orphan medicinal product if its sponsor can establish that it is intended for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions that affect not more than 5 in 10,000 persons in the European Union when the application is made. In addition, orphan designation can be granted if the product is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union where without incentives derived from orphan designation.it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan product will be of significant benefit to patients over the existing options. We have obtained orphan drug in the European Union for nomlabofusp.

Orphan designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure in the European Union. Fee reductions are not limited to the first year after an MA for small and medium enterprises. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the regulatory authorities in the European Union may not approve any other application to market a "similar medicinal product" similar drug for the same indication for a period of 10 years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication if:

•
the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•
the MA holder of the authorized orphan product consents to a second orphan medicinal product application; or
•
the MA holder of the authorized orphan product cannot supply enough orphan medicinal product.

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

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an MA through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity to establish proof of principle, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

We may also apply for access to the UK’s Innovative Licensing and Access Pathway (“ILAP”) which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need in the UK. To access the ILAP, an applicant applies for an Innovation Passport designation. Once an Innovation Passport designation is granted, the MHRA and its partner agencies (including The All Wales Therapeutics and Toxicology Centre, National Institute for Health and Care Excellence and the Scottish Medicines Consortium) will work with the Innovation Passport designee to define a Target Development Profile, (“TDP”). The

TDP sets out a unique product-specific roadmap towards patient access in the UK and provides access to a toolkit to support all stages of the design, development and approvals process, including continuous benefit-risk assessment, increased support for novel development approaches and enhanced patient engagement. However, although the goal of the ILAP is to reduce the time to market and enable earlier patient access, access does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that a marketing authorization application will be approved or that any approval will be granted within a particular timeframe or at all.

Healthcare Laws and Regulations

Coverage and Reimbursement

Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. We cannot be sure that reimbursement will be available for any of our product candidates that we commercialize and, if reimbursement is available, the level of reimbursement.

Other Healthcare Laws

Sales of our product candidate, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal Anti-Kickback Statute prohibits, among other things knowingly and willfully, directly or indirectly, soliciting, receiving, offering, or paying any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.
•
The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation;

•
Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent. The ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act;
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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their implementing regulations, impose obligations on healthcare providers, health plans, and healthcare clearinghouses, known as covered entities as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information; including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions;
•
the federal Physician Payments Sunshine Act enacted as part of the ACA, and its implementing regulations requires certain manufacturers of approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to collect and report annually to the Centers for Medicare and Medicaid Services, the agency that administers the Medicare and Medicaid programs ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties; and
•
The Foreign Corrupt Practices Act ("FCPA") prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

Many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Further, certain states require the posting of information relating to clinical studies and their outcomes. A growing number of states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases and the price set for newly launched drugs, or to prohibit prescription drug price gouging. We may also be subject to state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. At the state level, numerous states have or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations while other states have focused on more narrow aspects of privacy. In the state of Washington, for example, the My Health My Data Act will require regulated entities to obtain consent to collect health information, grant consumers certain rights, including to request deletion of their information, and provide for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices, and medical services, in addition to questioning safety and efficacy. CMS also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, although private payors have their own methods and approval process apart from Medicare determinations, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, included provisions that affected the pharmaceutical industry. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, expanded the 340B program, and increased the amount of Medicaid drug rebates manufacturers are required to pay to states. Since that time, several healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in

September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and FDA authorized the first such plan in Florida in January 2024. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Since our inception we have devoted substantially all of our resources to the development of nomlabofusp. We have incurred significant losses in each year of operation since our inception in 2016. For the years ended December 31, 2023 and 2022, we had net losses of $36.9 million and $35.4 million, respectively, and, as of December 31, 2023, we had an accumulated deficit of $188.6 million and we expect to continue to incur significant expenses and net operating losses ("NOLs") for the foreseeable future.

We have devoted substantially all of our financial resources and efforts to research and development, including non-clinical studies, our clinical development program, the development of manufacturing processes as well as the manufacture of initial lots of clinical trial material. We expect to incur significant losses for the foreseeable future to further develop and commercialize our lead drug candidate, nomlabofusp.

We expect that our expenses will increase substantially if and as we:

•
continue clinical development efforts for nomlabofusp;
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
•
hire and retain additional personnel, such as clinical, manufacturing, quality control, regulatory and finance personnel; and;
•
experience any delays or encounter issues with any of the above.

We currently have no sales, marketing or medical affairs infrastructure and have no experience in the sales, marketing, or distribution of pharmaceutical products. Assuming nomlabofusp ultimately is approved for marketing in the US and elsewhere, we will need to establish commercial capabilities as well as customer service and support, logistics, and other related functions, or make arrangements with third parties to perform these services.

Net losses and negative cash flows have had, and will continue to have, an adverse effect on our liquidity and potentially the ability for us to raise capital due to our unfavorable operating results.

We have no commercial revenue and may never become profitable.

To date, we have not generated any commercial revenue. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and to successfully commercialize, nomlabofusp or other product candidates that we may develop, in-license or acquire in the future.

This will require success in a range of challenging activities, including completing numerous clinical trials of nomlabofusp or any future product candidates, obtaining marketing approval for nomlabofusp and any future product candidates, manufacturing, marketing and selling those products for which we, or any future collaborators or partners, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance and/or government payors. Even if we are able to successfully achieve the above, we do not know what the reimbursement status of nomlabofusp or any other future product candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, non-clinical studies and clinical trials and the regulatory approval process for nomlabofusp and any future product candidates.

Our ability to generate revenue from nomlabofusp or any future product candidates also depends on a number of additional factors, including our ability to:

•
successfully complete development activities, including the remaining non-clinical studies and planned clinical trials for our product candidates;
•
complete and submit BLAs to the FDA and MAAs to the EMA and obtain regulatory approval for indications for which there is a commercial market;
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

Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve or maintain profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we are able to complete the processes described above, we anticipate incurring significant costs associated with commercializing nomlabofusp or any of our future product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable could decrease the value of our business and could impair our ability to raise capital, maintain our discovery and clinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of shareholders. A decline in the value of our business could also cause shareholders to lose all or part of their investment.

We may need to raise additional funding to complete the development and commercialization of nomlabofusp. This funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed would force us to delay, limit or terminate our product development efforts or other operations.

As of December 31, 2023, our existing cash, cash equivalents and marketable securities were $86.8 million, excluding restricted cash of $1.3 million. In February 2024, we completed an underwritten public offering of 19,736,842 shares of our common stock at an offering price of $8.74 per share with net proceeds, after deducting underwriting commissions and offering costs, of approximately $161.6 million. Together with our existing cash, cash equivalents and marketable securities, we have adequate resources to fund our operations into 2026.

We expect to continue to spend substantial and increasing amounts to conduct clinical trials of nomlabofusp and further research and development activities for nomlabofusp, and for any additional product candidates that we may develop, in-license or acquire in the future. In addition, raising funds in the current economic environment may present substantial challenges, and our expenses will increase as we expand, through development, in-license or acquisition, our pipeline of product candidates. If we obtain marketing approval for any of our product candidates, we will likely incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain additional funding in connection with our continuing operations. Our current cash, cash equivalents and marketable securities may not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of the development and commercialization of nomlabofusp. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If additional capital is needed to complete the development and commercialization of nomlabofusp, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, financial condition and prospects. In addition, geopolitical tension including, for example, the broader impact of the ongoing conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion), and the impact of a future pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or recent liquidity constraints, failures and instability in U.S. and international financial banking systems on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity.

If additional capital is needed to complete the development and commercialization of nomlabofusp, and if we are unable to obtain funding when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion or pre commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, nomlabofusp or other product candidates that we may develop, in-license or acquire in the future.

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

If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights, including future revenue streams, to nomlabofusp or other product candidates that we may develop, in-license or acquire in the future, or grant licenses on terms that are not favorable to us.

Our ability to use our NOLs and certain other tax attributes may be limited.

As of December 31, 2023 we had NOL carryforwards that expire for U.S. federal income tax purposes of $179.0 million, a portion of which begin to expire in 2026. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2023, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $140.3 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period.

In general, under Section 382 of the Internal Revenue Code (the "Code") if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as capitalized research and development costs and research tax credits) to offset its post-change income may be limited. We believe that as a result of our merger with Zafgen, our ability to utilize NOLs acquired in the transaction and our other NOLs is expected to be severely limited by Section 382 of the Code. Additionally, our July 2021, September 2022 and February 2024 equity transactions could also limit our ability to utilize NOLs in the future. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed and would adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Product Development and Regulatory Approvals

The FDA has placed a partial clinical hold on nomlabofusp and there is uncertainty as to when, or if, the FDA will lift the partial clinical hold on our nomlabofusp program, or if it will ever allow further clinical development of nomlabofusp beyond our currently ongoing OLE study at the 25 mg dose level.

To support extended dosing of patients with nomlabofusp, we conducted a 26-week NHP toxicology study. In May 2021, we notified the FDA of certain mortalities which occurred at the two highest dose levels in the then ongoing study. On May 25, 2021, the FDA placed a clinical hold on the nomlabofusp clinical program. In the clinical hold letter, the FDA stated that it needed to review a full study report from the then-ongoing NHP study and that we could not initiate additional interventional clinical trials until we submitted such report and received notification from the FDA that additional clinical trials could commence. At the time of the FDA clinical hold, we had no interventional clinical trials with patients enrolling or enrolled.

In July 2021, we completed dosing in the 26-week NHP toxicology study. The study included four dose groups in addition to vehicle. Data from the study were collected throughout the second half of 2021 and included in the complete response to the clinical hold submitted to the FDA in January 2022.

In February 2022, in response to the complete response to clinical hold, we submitted to the FDA, the FDA stated that it was maintaining the clinical hold and that additional data were needed to resolve the clinical hold. We subsequently submitted a request to the FDA for a Type C meeting, which was granted and held in July 2022. We submitted a complete response to clinical hold incorporating additional information requested by the FDA at the meeting as well as information on the proposed study in August 2022.

In September 2022, following the Type C meeting and the submission of the complete response to clinical hold, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of nomlabofusp in FA patients discussed above to proceed. In connection with this decision, the FDA lifted its full clinical hold on the nomlabofusp clinical development program and imposed a partial clinical hold.

In June 2023, we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of a second cohort (50 mg) in our four-week, placebo-controlled, Phase 2 dose exploration trial and the initiation of our OLE trial with daily dosing of 25 mg.

In January 2024, we initiated the OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Dose escalation in the OLE trial will be considered based on safety, tolerability, PK, and tissue FXN levels from the Phase 2 trial’s 50 mg cohort as well as available data from the 25 mg dose of nomlabofusp in the OLE trial, and is contingent on FDA review as part of the partial clinical hold. Initial data from the OLE trial is expected in the fourth quarter of 2024.

In February 2024, we reported positive top-line data and successful completion of both the 25 mg cohort and the 50 mg cohort of our four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated and demonstrated dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts.

Our business may be adversely affected if the FDA partial clinical hold does not enable the development program to proceed as planned, if the FDA places a full clinical hold on the development of nomlabofusp, or, if additional non-clinical or clinical studies are required. This may cause significant delays or expense in developing nomlabofusp.

Our success is currently dependent upon the success of our lead product candidate, nomlabofusp. We cannot be certain that data from both cohorts of our Phase 2 dose exploration study augmented by data from the OLE trial will provide the FDA with adequate data to remove the partial clinical hold on nomlabofusp, allow the nomlabofusp development program to proceed as planned in part or in full, or that we will ultimately be successful with our clinical development or that we will be ever able to obtain regulatory approval for nomlabofusp.

We currently have no drug products for sale and our business is currently wholly dependent on our successful clinical development, regulatory approval and commercialization of nomlabofusp, our lead product candidate and our only product candidate in clinical development, for which we have completed two Phase 1 studies and a four-week, placebo-controlled Phase 2 dose exploration study in patients with FA. In January 2024, as permitted by the FDA, we initiated the OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Participants who completed treatment in the Phase 2 dose exploration trial, or who previously completed a prior clinical trial of nomlabofusp are potentially eligible for the OLE. Dose escalation in the OLE trial will be considered based on safety, PK, and tissue FXN levels from the 25 mg dose of nomlabofusp in the OLE trial, as well as other data from the Phase 2 trial’s 50 mg cohort, and is contingent on FDA review as part of the partial clinical hold. We cannot provide any assurance that the data from our Phase 1 and Phase 2 trials augmented by data from the OLE trial will prove the FDA with adequate data to remove the partial clinical hold, allow us to continue our development of nomlabofusp, or that we will ultimately be successful in our clinical development.

In addition to the regulatory and manufacturing hurdles faced by our product candidate, the administration of a protein such as nomlabofusp, may cause an immune response, resulting in the creation of antibodies directed against the protein. These anti-drug antibodies can have no effect or can neutralize the effectiveness of the protein or require that higher doses be used to obtain a therapeutic effect. Neutralizing antibodies may be detected at a later date or upon longer exposure periods and there can be no assurance that neutralizing antibodies will not be detected in the future.

If our efforts to develop and commercialize nomlabofusp for the treatment of FA are unsuccessful, or we experience significant delays in doing so, our business could also be substantially harmed. The success of nomlabofusp will depend on several factors, including the following:

•
maintaining our IND with the FDA in order to continue to conduct clinical trials in the United States, including our ability to expand to higher doses or have the partial clinical hold lifted by the FDA on a timely basis, if at all;
•
successfully submitting a BLA for accelerated approval;

•
successfully recruiting, enrolling and retaining patients in and completing any clinical trials, if allowed to continue, including trials in pediatric patients;
•
demonstrating long-term chronic daily dosing safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA and other comparable regulatory authorities for marketing approval;
•
successfully completing all necessary toxicology studies to support clinical development and regulatory approval for nomlabofusp;
•
receiving timely marketing approvals from applicable regulatory authorities;
•
managing the extent and cost of any required post-marketing approval commitments to applicable regulatory authorities;
•
establishing and maintaining arrangements with third-party manufacturers for nomlabofusp, including developing, validating and maintaining a commercially viable manufacturing process that is compliant with cGMPs;
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
•
competing with other therapies.

Many of these factors are outside of our control, including the clinical development and regulatory approval processes, results of non-clinical and toxicology studies and clinical trials, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts, respectively. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve nomlabofusp for sale and marketing, and even if nomlabofusp is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market nomlabofusp in one or more markets, there is no assurance that we will be able to successfully market nomlabofusp or that nomlabofusp will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize nomlabofusp due to failure to obtain regulatory approval for nomlabofusp, to successfully market nomlabofusp, to generate profits from the sale of nomlabofusp, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations as nomlabofusp is currently our sole product candidate.

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

Moreover, current and future non-clinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot provide assurance that we will be able to successfully progress any future non-clinical programs from candidate identification to Phase 1 clinical development. As is typical in candidate development, we have a program of toxicology studies in animals for nomlabofusp and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect the clinical development of nomlabofusp. For the foregoing reasons, we cannot be certain that our non-clinical studies and clinical trials will be successful. If non-clinical studies or clinical trials for nomlabofusp or any future product candidates or indications fail to demonstrate safety or efficacy to the satisfaction of the FDA or the equivalent regulatory authorities in other countries, the FDA or equivalent regulatory authority will not approve our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition results of operations and prospects.

We do not know whether any ongoing or future clinical trials for nomlabofusp will be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed, prevented or terminated for a number of reasons, including as a result of safety concerns, or ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, IRBs or ethics committees, an independent data monitoring committee, or safety review committee, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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
•
unanticipated negative effects of chronic long-term daily patient dosing;

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

For our lead product candidate nomlabofusp, we have completed two Phase 1 clinical trials in patients with FA and our four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in FA patients. The FDA has agreed that we may commence our OLE study in patients who previously participated in one of our previous nomlabofusp clinical trials at the 25 mg level. We cannot be certain that data from both cohorts of our Phase 2 dose exploration study augmented by data from the OLE study will provide the FDA with adequate data to remove the current partial clinical hold on nomlabofusp.

Clinical trials may also be delayed or terminated as a result of safety issues in non-clinical or clinical trials, ambiguous or negative interim results or events outside of our control.

If future clinical trials of nomlabofusp fail or further delays occur in the United States and or other countries, we may not be able to develop and commercialize nomlabofusp and could fail to realize the potential advantages of doing so, and it could materially adversely affect our business, financial condition and results of operations.

In addition, disruptions caused by future pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, FA is a rare disease, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients may need to travel from other countries to the clinical trial sites in order to participate. In addition, given the limited number of FA patients, the recent approval of a competing therapy for the treatment of FA may make patients less likely to enroll in our clinical trials or less likely to be eligible for our clinical trials. Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

We may not be successful in our efforts to identify, discover or acquire additional product candidates.

We currently only have one product candidate nomlabofusp in clinical development, although we have other product candidates in pre-clinical development. Therefore, the success of our business largely depends upon our ability to identify, develop, in-license or acquire and commercialize products targeting rare diseases. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. In addition, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We have no marketed proprietary products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop nomlabofusp or any future product candidates and commercialize any resulting products independently.

We have little experience in later stage clinical development, and related regulatory requirements or the commercialization of products. As a result, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 1, successfully conduct an international multi-center clinical trial, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

•
obtain the FDA's permission to continue with the clinical development of nomlabofusp beyond our currently ongoing OLE study at the 25 mg dose level;
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

We cannot be certain that we will be able to successfully complete clinical trials for nomlabofusp or any other product candidates.

We have advanced only one product candidate into clinical development, nomlabofusp. Our business currently depends primarily on nomlabofusp’s successful clinical development, regulatory approval and commercialization. We submitted our IND and it was accepted, permitting the conduct of clinical trials. We completed two Phase 1 and our four-week, placebo-controlled Phase 2 dose exploration study. As a result of certain mortalities in a non-clinical study of NHPs, the FDA issued a clinical hold in May 2021.

In September 2022, following a Type C meeting and the submission of our complete response to the partial clinical hold, the FDA allowed the 25 mg cohort of a Phase 2, four-week, placebo-controlled, dose exploration trial of nomlabofusp in FA patients to proceed. In connection with this decision, the FDA lifted its full clinical hold on the nomlabofusp clinical development program and imposed a partial hold.

In June 2023, we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of a second cohort at 50 mg of our four-week, placebo-controlled, Phase 2 dose exploration trial and to initiate our OLE trial with daily dosing of 25 mg.

In February 2024, we reported positive top-line data and successful completion of our four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated and demonstrated dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. The initiation of additional U.S. clinical trials evaluating nomlabofusp are contingent on FDA review of data under the partial clinical hold.

The FDA has agreed that we may commence our OLE study in patients who previously participated in one of our previous nomlabofusp clinical trials at the 25 mg level dosed daily. We cannot be certain that data from both cohorts of our Phase 2 dose exploration study augmented by data from the OLE study will provide the FDA with adequate data to remove the current partial clinical hold on nomlabofusp, allow the nomlabofusp development program to proceed as planned in part or in full, or that we will ultimately be successful with our clinical development or that we will be ever able to obtain regulatory approval for.

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

Published clinical data or case reports from third parties or early clinical trial data of nomlabofusp or any future product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients, or different patient populations, such as pediatric patients, may fail to show the desired safety or efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), different patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, nomlabofusp is the only protein replacement therapy being developed for the treatment of FA and therefore non-clinical studies may not be adequate to predict efficacy in a clinical trial due to our novel protein replacement therapy platform.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, such as pediatric patients, variability of the disease being studied, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to ultimately receive positive results in clinical trials of nomlabofusp, the development timeline and regulatory approval and commercialization prospects for nomlabofusp, and, correspondingly, our business, financial prospects and results of operation would be negatively impacted.

Further, nomlabofusp or any future product candidates may not be approved even if they achieve their primary endpoint in clinical trials. The FDA, EMA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from non-clinical studies and clinical trials. In addition, FDA, EMA or foreign regulatory authorities may disagree with the extent of population exposure to assess clinical safety. Any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve nomlabofusp or any future product candidates for a narrower indication than we may request or may grant approval contingent on the performance of costly post-marketing clinical trials.

We may experience difficulties identifying and enrolling patients in our clinical trials given the limited number of patients who have the disease for which nomlabofusp is being studied or for any other product candidate we may study in the future. Difficulty in enrolling patients could delay or prevent clinical trials of nomlabofusp or any future product candidate. There are also competing FA therapeutics, other competing studies and potentially other FA therapeutics that could be approved that may also limit the availability of prospective participants in nomlabofusp clinical trials.

Identifying and qualifying patients to participate in clinical trials of nomlabofusp is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing nomlabofusp, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, such as difficulties with enrollment in pediatric clinical trials.

The conditions for which we are planning to evaluate nomlabofusp and any product candidates we may evaluate in the future, are rare genetic diseases. Accordingly, there are limited patient pools from which to draw for clinical trials. Arranging for investigative sites and recruiting patients for clinical trials in this disease may be very difficult. The recent FDA approval of a product for the treatment of FA may impact our ability to enroll patients in our clinical trials as patients using other FA treatments may be excluded from participation in our nomlabofusp studies or may be less likely to participate in our nomlabofusp clinical trials due to the availability of another FA therapy. If other companies are studying their investigational products in Friedreich’s ataxia and/or if other companies have their products approved for the treatment of FA, it may be more difficult to enroll eligible patients into our clinical trials. Competing priorities at sites and participation of subjects in other studies may limit our ability to execute clinical trials in a timely fashion, if at all.

In addition to the rarity of FA and other diseases that we are studying, the eligibility criteria of our clinical trials will further limit the pool of available study participants as it will require patients to have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a clinical trial. The process of finding and diagnosing patients may prove costly, especially since the diseases we are studying are rare. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical trials because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of approved and competing therapies and clinical trials can also adversely impact enrollment. Furthermore, our inability to enroll a sufficient number of patients for our clinical trials, including pediatric clinical trials, could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for nomlabofusp or any future product candidates, and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. If patients are unwilling to participate in our trials for any reason, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of potential products may be delayed. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from nomlabofusp, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Recently, we had discussions with the FDA regarding the use of tissue FXN levels as a novel surrogate endpoint. The FDA has acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. We intend to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach. We are beginning to plan for a confirmatory study and are targeting a BLA submission in the second half of 2025. The FDA or other regulatory authorities may not agree with this approach.

Regulatory authorities in the United States, the United Kingdom and the European Union have not issued definitive guidance as to how to measure and achieve efficacy in treatments for FA. As a result, the design and conduct of clinical trials of nomlabofusp may take longer, be more costly or be less effective as part of the novelty of development in FA. The FDA may not accept that the supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology data we ultimately submit in our BLA, adequately supports the use of FXN levels as a novel surrogate endpoint. Even if the FDA supports the use of FXN levels as a novel surrogate endpoint, the FDA may not agree with the adequacy of the design of clinical trials intended to assess this novel surrogate endpoint.

Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials.

Nomlabofusp, including the effects of long-term daily patient dosing, may cause adverse events or undesirable side effects in clinical trials that could delay or prevent its regulatory approval, limit the commercial profile of approved labeling, or result in significant negative consequences following regulatory approval, if any.

Any adverse events or undesirable side effects caused by, or other unexpected properties of, nomlabofusp in non-clinical or clinical studies could cause us, any future collaborators, an IRB or ethics committee or regulatory authorities to interrupt, delay or halt clinical trials of our product candidate and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Should the FDA permit us to continue with the clinical development of nomlabofusp, it is possible that as we progress nomlabofusp through clinical trials and toxicology studies, or as the use of nomlabofusp becomes more widespread if it receives regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by patients. If such side effects become known later in development or after approval, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with the use of nomlabofusp commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of nomlabofusp elsewhere or result in regulatory authorities restricting our ability to develop or commercialize nomlabofusp, if approved.

Further, if nomlabofusp were to receive marketing approval and we or others identify undesirable side effects caused by the product (or any other product) after the approval, a number of potentially significant negative consequences could result, including:

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
•
damage to the public perception of the safety of nomlabofusp; and
•
our reputation may suffer and physicians or patients might be less likely to use our product or may refer patients to products produced by our competitors.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and significantly impact our ability to successfully commercialize our product candidates and generate revenues, all of which would materially adversely affect our business, financial condition and results of operations. In addition, the patient populations under investigation with nomlabofusp have many co-morbidities that may cause severe illness or death unrelated to our product candidate, which may be attributed to nomlabofusp in a manner that negatively affects the safety profile of our product candidate.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or “top-line” data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between interim, preliminary or “top-line” data and final data could significantly harm our business, financial condition, results of operations and prospects.

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

Nomlabofusp uses a novel and unproven approach and mechanism to treat FA and therefore its efficacy and safety are difficult to predict, and there is no guarantee that nomlabofusp will be approved by the FDA, the EMA, or any other regulatory authorities.

If nomlabofusp proves to be ineffective, unsafe or commercially unviable, it is possible that our platform and pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects. In addition, our approach may expose us to additional financial risks and make it more difficult to raise additional capital than other, more advanced proven technologies, which would materially adversely affect our business, financial condition and results of operations.

Protein replacement therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our protein replacement therapy platform or product candidates or otherwise harm our business.

The manufacture of fusion proteins, such as nomlabofusp and any fusion protein candidates, is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for clinical trials and commercial products for nomlabofusp or any fusion protein product that may receive regulatory approval in the future. Additionally, because biologic products are complex, the manufacture of such products and product candidates is more difficult and costly. We may not be able to have such products reliably manufactured in accordance with the applicable regulatory requirements in sufficient quantities to support our development programs and, if ultimately approved, commercial supply.

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

Fast track designation by the FDA or any future expedited program designations may not lead to a faster development, regulatory review or approval process and it does not increase the likelihood that any of our product candidates will receive marketing approval.

We have received fast track therapy designation for nomlabofusp for the treatment of FA. We may, in the future, apply for other expedited program designations from the FDA (such as breakthrough therapy) for nomlabofusp or future product candidates. Designation for these programs is within the discretion of the FDA. Accordingly, even if we believe nomlabofusp or a future product candidate meets the criteria for designation, the

FDA may disagree. The receipt of a designation may not result in a faster development process, review or approval compared to products considered for approval without these expedited program designations and, in any event, does not assure ultimate approval by the FDA. In addition, even though nomlabofusp has obtained fast track designation, the FDA may later decide that it no longer meets the criteria for designation and revoke it. Approval of other therapies for the treatment Friedreich’s ataxia could negatively impact our continued fast track therapy designation for nomlabofusp for the treatment of FA. In addition, if we apply to the FDA for other designations for nomlabofusp or future product candidates, the FDA might not grant such designations. If we apply for any similar programs in foreign countries for nomlabofusp or future product candidates, those designations also might not be granted by the regulatory authorities of those countries. Any of the above could adversely affect our business, financial condition and results of operations.

We intend to pursue accelerated approval from FDA for nomlabofusp for the treatment of Friedreich’s ataxia, however this may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that we will receive marketing approval. If we are unable to obtain approval under an accelerated pathway, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining, necessary marketing approvals.

We intend to pursue an accelerated approval from FDA for nomlabofusp for the treatment of FA using FXN levels, supportive pharmacodynamic and clinical information and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support our surrogate biomarker approach. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Although we have initiated discussions with FDA concerning our surrogate biomarker approach, there can be no assurance that data we intend to generate will be successful in establishing that increases in FXN levels are reasonably likely to predict clinical benefit. In addition, future nonclinical pharmacology and clinical studies may not provide adequate information or may fail to support the predictive value of increases in FXN and, therefore, its ability to serve as a surrogate endpoint. Even if these evidentiary requirements are met, we may not be able to accrue adequate exposures to assess clinical safety or expedite the scale up of manufacturing or meet other CMC requirements in a timeframe commensurate with the expedited assessment of clinical efficacy.

Approval of other therapies for the treatment of FA, including the approval of omaveloxolone for the treatment of FA, could negatively impact our ability to utilize the accelerated approval pathway, and/or get approval for nomlabofusp. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval.

Moreover, the FDA may withdraw approval of any product candidate approved under the accelerated approval pathway if, for example:

•
the trial or trials required to verify the predicted clinical benefit of the product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with such product;
•
other evidence demonstrates that the product candidate is not shown to be safe or effective under the conditions of use;
•
we fail to conduct any required post-approval trial of our product candidate with due diligence; or
•
we disseminate false or misleading promotional materials relating to the relevant product candidate.

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. In addition, the Food and Drug Omnibus Reform Act (“FDORA”), included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require, as appropriate, that a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to verify the drug or biologic’s predicted clinical benefit. FDORA enables the FDA to initiate enforcement action for a sponsor's failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

If we fail to maintain orphan drug designation or other regulatory exclusivity for nomlabofusp or obtain such exclusivity for any of our other product candidates in the future, our competitive position would be harmed.

We received orphan drug designation from the FDA for nomlabofusp for the treatment of FA in July 2017. In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug. A drug is clinically superior if it is safer, more effective, or makes a major contribution to patient care. In the case of a biological product, whether a drug is the same drug is based on the principal molecular structural features of the product. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have also received orphan drug designation for nomlabofusp in the European Union. In the European Union, the European Medicines Agency, or EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified. Loss of orphan drug designation for nomlabofusp or the failure to obtain such designation in other countries or for any future product candidates could adversely affect our business, financial condition and results of operation.

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

Although we have obtained rare pediatric disease designation for nomlabofusp, we may not be eligible to receive a priority review voucher in the event the FDA determines we no longer meet the criteria for designation, revokes the designation or FDA approval does not occur prior to September 30, 2026.

The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. The rare pediatric disease priority review voucher program was most recently reauthorized by Congress through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026. We received rare pediatric disease designation from the FDA for nomlabofusp in 2019. We may, in the future, apply for rare pediatric disease designation from the FDA for future product candidates that may qualify for designation. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval.

Although nomlabofusp has received rare pediatric disease designation, nomlabofusp may not receive a priority review voucher for a number of reasons: nomlabofusp may not receive approval; nomlabofusp may receive approval in adults, but not pediatric patients; nomlabofusp may not meet the eligibility requirements for a priority voucher at the time we seek approval for nomlabofusp; or we may not meet the current deadline for receiving a priority review voucher (September 30, 2026), in which case we would not be able to obtain a voucher unless Congress further reauthorizes the program. Finally, a rare pediatric disease designation does not necessarily lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. If we apply for designation for future product candidates as drugs for rare pediatric diseases, the FDA may not grant the designation. The failure to maintain rare pediatric disease designation for nomlabofusp or if FDA approval does not occur prior to September 30, 2026 could result in the inability to receive a priority review voucher which could adversely affect our business, financial condition and results of operations.

If we fail to maintain PRIME designation in the European Union for nomlabofusp, our competitive position would be harmed.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity to establish proof of principle, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, or if a medicine granted early access to the PRIME scheme cannot later demonstrate proof of concept, support under the PRIME scheme may be withdrawn. Approval of other therapies for the treatment Friedreich’s ataxia, including the recent approval of omaveloxolone could negatively impact our continued access to this and similar programs. Loss of PRIME designation for nomlabofusp or the failure to obtain such designation for any future product candidates could adversely affect our business, financial condition and results of operation.

Changes in regulatory requirements, FDA guidance, guidance from other regulatory authorities or unanticipated events during our non-clinical or clinical trials of nomlabofusp or future product candidates may result in changes to clinical trial protocols or additional non-clinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or guidance from EMA or unanticipated events during our non-clinical or clinical trials may force us to terminate or adjust our clinical programs. The FDA, or other applicable regulatory authorities may impose additional clinical trial and/or non-clinical study requirements. Amendments to our clinical trial protocols would require resubmission to the FDA, or the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials, or non-clinical studies and/or post-market studies, the commercial prospects for nomlabofusp or any other potential product candidates may be harmed and our ability to generate product revenue will be delayed or eliminated, and it would materially adversely affect our business, financial condition and results of operations.

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding drug development and commercialization. The approval processes varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Even if we receive marketing approval for nomlabofusp in the United States, we may never receive regulatory approval to market nomlabofusp outside of the United States.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Furthermore, government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support our operations. For example, the U.S. federal government has shut down repeatedly since 1980, including for a period of 35 days beginning on December 22, 2018. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities.

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

Regulatory requirements governing biologic drug products are evolving and may continue to change in the future. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for nomlabofusp for the treatment of FA or any other future protein replacement therapy product candidates in any indication, if at all. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The clinical trials of nomlabofusp and any future product candidates are, and the manufacturing and marketing of nomlabofusp and any future product candidates, will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries, such as within the European Union, where we intend to seek regulatory approval of, and market, any product candidates.

Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval of or may result in the decision not to approve our product candidates. We have not obtained regulatory approval for nomlabofusp, and it is possible that this product candidate or any product candidates we may seek to develop in the future will never obtain regulatory approval. If marketing approval is obtained, it will likely include post-marketing studies, and other post-marketing requirements, and surveillance such as REMS which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

Furthermore, we are not permitted to market nomlabofusp in the United States, or the European Union until we receive approval of a BLA from the FDA or a MAA from the EMA, or in any other foreign countries until we receive the requisite marketing approval from such countries. The development of drugs for FA or other rare diseases may require initial non-clinical studies, early and usually smaller, clinical trials and randomized, double-blind placebo controlled long-term safety and efficacy trials in order to test the safety and efficacy of the drug.

Nomlabofusp requires substantial further clinical development before we can submit a BLA to the FDA. Development and/or regulatory programs for nomlabofusp in any countries other than the United States (such as a MAA to the EMA) are only in very preliminary stages and may require substantial further development in those countries prior to regulatory submissions seeking regulatory approval for marketing.

Even after successful completion of clinical trials, there is a risk that the FDA or other regulatory agencies may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission.

The FDA and certain European regulatory authorities may delay, limit or deny testing or approval of nomlabofusp for many reasons, including, among others:

•
we may not be able to demonstrate that nomlabofusp is safe and effective to the satisfaction of the FDA or the EMA;
•
the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•
the FDA or the EMA may disagree with the number, design, size, duration, conduct or implementation of our clinical trials;

•
the FDA or the EMA may require that we conduct additional non-clinical studies and/or clinical trials;
•
the FDA or the EMA may not approve the formulation, manufacturing, labeling or specifications of nomlabofusp;
•
the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•
the FDA or the EMA may find the data from non-clinical studies and clinical trials insufficient to demonstrate that nomlabofusp’s clinical and other benefits outweigh its safety risks;
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
•
the FDA or the EMA could require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS, or may impose additional requirements, including requirements that limit the promotion, advertising, distribution, or sales of nomlabofusp;
•
the FDA or the EMA may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•
the FDA or the EMA may change their approval policies or adopt new regulations rendering our clinical data insufficient for approval.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain and/or maintain regulatory approval for and successfully market nomlabofusp. Any delay or failure in obtaining required approvals could have a material adverse effect on our business, financial condition and results of operations. This process can take many years and will likely require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and be commercialized. It is possible that the FDA or other regulatory agencies will not approve any application that we submit. It is possible that our product candidates may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our product candidates. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot ensure that nomlabofusp, or any other of our potential product candidates will be successfully developed or commercialized.

We are subject to healthcare laws and regulations, and health information privacy and security laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of nomlabofusp or any potential product candidates, if approved. Our future arrangements with third-party payors will expose us broadly to applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute nomlabofusp or potential product candidates, if we obtain marketing approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states or other countries in which we conduct our business. For more information, see the section of this report titled “Business – Healthcare Laws and Regulations – Other Healthcare Laws.”

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

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations or judicial decisions or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could adversely affect our business, operations and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Previously, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Healthcare reform initiatives recently culminated in the enactment of the IRA Inflation Reduction Act of 2022 or IRA, which, among other things, allow allows HHS to directly negotiate the ceiling price of a statutorily specified number of drugs and biologic each year that CMS reimburses under Medicare Part B and Part D, requires the payment of rebates on Medicare Part B and Part D drugs whose prices have increased at a rate faster than the rate of inflation, and redesign the Medicare Part D cost sharing structure, including revising manufacturer financial liability for covered products. For more information, see the section of this report titled “Business – Healthcare Laws and Regulations – Healthcare Reform.”

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

If approved by regulatory authorities, market acceptance and sales of product candidates that we elect to sell on our own will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for nomlabofusp, if approved, or future product candidates that we elect to sell on our own and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, product candidates that we elect to sell. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize product candidates that we elect to sell. For more information, see the section of this report titled “Business – Healthcare Laws and Regulations – Coverage and Reimbursement.”

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

Even if we obtain marketing approval for a product candidate, our product candidates will remain subject to regulatory oversight.

Even if we receive marketing approval for nomlabofusp or a future product candidate, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Nomlabofusp or future product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. Any regulatory approvals that we receive for nomlabofusp may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety and efficacy of the product, all of which could lead to lower sales volume and revenue. For example, the holder of an approved BLA or NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA or NDA. The holder of an approved BLA or NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we or our contractors fail to comply with applicable regulatory requirements following approval of nomlabofusp, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize nomlabofusp, if approved, and adversely affect our business, financial condition, results of operations and prospects.

In addition, the FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of nomlabofusp. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

Even if we receive marketing approval for nomlabofusp in the United States, we may never receive regulatory approval to market nomlabofusp outside of the United States.

We may pursue marketing approval for nomlabofusp in the United States, the European Union and in other jurisdictions worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other jurisdictions, including potential additional clinical trials and/or non-clinical studies. Approval procedures vary among jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approvals in other jurisdictions might differ from that required to obtain FDA approval. The marketing approval processes in other jurisdictions may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one jurisdiction does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, financial condition, results of operations and prospects.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

The prevalence of FA is estimated to be approximately three times greater in the European Union than in the United States, and, therefore, represents our largest potential market for nomlabofusp. Our future profitability will depend, in part, on our ability to commercialize nomlabofusp and future product candidates in the European Union and other foreign markets for which we may rely on collaborations with third parties. If we commercialize a product candidate in foreign markets, we would be subject to additional risks and uncertainties, including:

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell nomlabofusp, if approved, we may not be able to generate any revenue.

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

Even if we receive marketing approval for nomlabofusp, we may not achieve broad market acceptance, which would limit the revenue that we generate from our sales.

The commercial success of nomlabofusp, if developed and approved for marketing by the FDA or EMA or other applicable regulatory authorities, will depend upon the market size for, and the awareness and acceptance of nomlabofusp among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of nomlabofusp, if approved, will depend on a number of factors, including, among others:

•
if the actual number of patients with FA is lower than we believe;
•
the relative convenience and ease of subcutaneous injections as the necessary method of administration;
•
the prevalence and severity of any adverse side effects associated with nomlabofusp;
•
limitations or warnings contained in the labeling approved for nomlabofusp by the FDA, EMA, or other regulatory authorities, such as a “boxed” warning or if any approval that we obtain is based on a narrower definition of possible patient populations;
•
availability of alternative treatments, including any competitive FA therapies approved or in development that have been or could be approved or commercially launched prior to approval of nomlabofusp;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the strength of marketing and distribution support and timing of market introduction of competitive products;
•
publicity concerning our products or competing products and treatments;
•
pricing;
•
patient acceptance of the cost and inconvenience associated with refrigerated storage for nomlabofusp;
•
payor acceptance;
•
increased political pressure on pharmaceutical pricing;
•
increased pressure on orphan drug pricing for affected patient groups;
•
the impact of any future changes in U.S. healthcare, including medical financial assistance or a transition to a single-payor system;
•
the effectiveness of our sales and marketing strategies;
•
our ability to increase awareness of nomlabofusp through marketing efforts;

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

If nomlabofusp is approved but does not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue from nomlabofusp to become or remain profitable and our business, financial condition and results of operations could be materially adversely affected. Our efforts to educate the medical community and third-party payors about the benefits of nomlabofusp may require significant resources and may never be successful.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as nomlabofusp or any potential product candidates, if approved. If we receive marketing approval for nomlabofusp, or any potential product candidates, physicians may prescribe our product candidates to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and required that they enter into corporate integrity agreements with the Office of Inspector General of the Department of Health and Human Services. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of nomlabofusp or any potential product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

Additional competing technologies could emerge, adversely affecting our opportunity to generate revenue from the sale of nomlabofusp, if approved.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. For example, omaveloxolone, was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively. We expect nomlabofusp, if approved, will compete with omaveloxolone and other new, future approved products and may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including biosimilar and gene therapy competition, could force us to lower prices or could result in reduced sales. Many of our current or potential competitors, either alone or with strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. New products developed by others could emerge as competitors to nomlabofusp or any other potential product candidates, resulting in nomlabofusp or other product candidates being obsolete before we are able to recover expenses incurred in connection with their development or realize revenues from any commercialized product. The pricing of our current product candidate, if and when approved for marketing, will depend, in part, on the pricing strategies adopted by our competitors. If these or other companies enact pricing strategies that impact the price we can charge for our product candidate, if approved, we may reduce our prices and our revenue and results of operations could be affected. Any new product could also affect our ability to recruit and retain clinical trial patients, to obtain and maintain designations or eligibility for expedited regulatory pathways, and to commercialize current and future product candidates. Given that we are still in a relatively early phase of development for nomlabofusp, the recent approval and commercialization of omaveloxolone and the approval of any future competing technologies could provide competitors with a significant competitive advantage and may create an additional barrier to market acceptance of nomlabofusp. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and results of operations will be adversely affected.

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

In the United States, the ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. A growing number of companies have announced that they are in varying stages of development of biosimilar versions of existing biotechnology products. Some companies pursuing development of biosimilars may challenge our patents well in advance of the expiration of our material patents. The U.S. pathway includes the option for biosimilar products meeting certain criteria to be approved as interchangeable with their reference products. Some companies developing biosimilars may seek to register their products as interchangeable biologics, which could make it easier for prescribers or pharmacists to substitute those biosimilars for our products. In addition, critics of the 12-year exclusivity period in the biosimilar pathway law will likely continue to seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law’s provisions regarding which new products receive data exclusivity. While we are unable to predict the precise impact of biosimilars, we expect in the future for there to be greater competition in the United States as a result of biosimilars and downward pressure on product prices and sales. These biosimilars or generics may affect the tier designation by third party payors and may require prior authorization for use of nomlabofusp, thereby adding barriers to access. This additional competition could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

If we are unable to manage expected growth in the scale and complexity of our operations, including attracting and hiring additional qualified management, our performance may suffer.

We are an early-stage clinical biotechnology company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. As a result, we are highly dependent on our management and scientific personnel. The loss of the services of any of our executive officers, other key employees or consultants and other scientific advisors in the foreseeable future, might impede the achievement of our research, development and commercialization objectives. Competition for qualified personnel in the biopharmaceutical field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to continue to hire additional personnel as we expand our clinical development and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

We rely on consultants and advisors, including scientific, non-clinical, manufacturing and clinical advisors, to assist us in formulating our development and commercialization strategy. These consultants and advisors may be employed by other employers and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, a possible future pandemic, epidemic or outbreak of an infectious disease may pose a risk to our ability to retain and rely on our executive officers and key employees, including the potential that one or more of such employees or members of their families may contract the virus, which could impact the ability of such employees to perform as expected, which in turn would adversely impact our current and planned operations.

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

Further, if we fail to expand and enhance our operational, financial, management and compliance systems in conjunction with potential future growth, such failure could have a material adverse effect on our business, financial condition and results of operations. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development, business and growth goals.

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

Our development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For nomlabofusp, and any future product candidates, we may decide to collaborate with pharmaceutical and/or biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration for nomlabofusp or other potential product candidates will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangement that we may establish may not be favorable to us.

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

Our business could be adversely impacted by the effects of a global pandemic, epidemic or outbreak of an infectious disease, such as, for example, a possible resurgence of vaccine resistant or more highly contagious or deadly variants of COVID-19 and the efforts to mitigate such outbreaks. Such global outbreaks of communicable diseases globally could materially and adversely impact our operations, including without limitation, our manufacturing and supply chain for nomlabofusp and our planned clinical trials, which could continue to face, enrollment difficulties as hospitals or clinical trials sites experience closures. Because FA is a rare disease, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients travel from throughout the United States to clinical trial sites to participate. Any travel advisories or infection risks could present increased risks to patients traveling to a clinical trial site for dosing if clinical trials are allowed to continue. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials. In addition, employee health and availability could be impacted, which may have a material and adverse effect on our business, financial condition and results of operations. Future pandemics could adversely affect global economies and financial markets resulting in an economic downturn that could have a material adverse effect on our business and prospects.

We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, financial information and medical information collected by our patient access management team (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although some U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

The Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies must comply with the revised version of the FADP and its revised ordinances from September 1, 2023, which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our internal computer systems, as well as those of CROs, CMOs, vendors, contractors, and consultants, and potential collaborators may experience failures, unauthorized access, or security breaches, potentially causing a material disruption in our product development programs, operations, harm to our brand, significant liabilities, loss of revenue, and additional costs.

Despite implementing comprehensive security measures, both our internal computer systems and those of our contracted third party service providers are susceptible to various threats, including cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The extensive use of mobile devices accessing confidential information further heightens the risks, leading to potential device loss, security incidents, and data breaches that could result in the loss of confidential information and intellectual property. Any system failure, accident, or security breach causing interruptions in our operations may lead to a material disruption in our product development programs and business operations, potentially requiring substantial resources for recovery. For instance, the loss of clinical trial data from completed trials could lead to delays in regulatory approval efforts and significantly increase costs for data recovery or reproduction.

We are exposed to risks stemming from misappropriation, misuse, leakage, falsification, or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees. External parties may attempt to penetrate our systems or induce our employees or those of our vendors to disclose sensitive information. As with other companies, we face threats to our data and systems, including malicious codes, viruses, and cyber-attacks. The increasing number and complexity of these threats over time pose a challenge. A material breach in our security or that of our vendors, contractors, or consultants could harm the market perception of our security measures, resulting in business loss and damage to our reputation and credibility. This could significantly adversely affect our business, financial condition, and results of operations, necessitating substantial amounts of money and resources to repair or replace information systems or networks. Despite our continuous efforts, the possibility of such events occurring cannot be entirely eliminated.

In our endeavor to protect systems storing critical information, we have implemented security measures. However, given their size and complexity and the increasing amounts of information maintained, these systems, including our internal information technology systems and those of third-party entities like Contract Research Organizations, Contract Manufacturing Organizations, contractors, and consultants, remain potentially vulnerable to breakdowns, interruptions, and security breaches. Incidents such as service interruptions, system malfunctions, natural disasters, terrorism, war, telecommunication, and electrical failures, as well as security breaches from inadvertent or intentional actions by employees, contractors, consultants, and other third parties, including cyber-attacks by malicious entities, may compromise our system infrastructure. This could lead to the loss, destruction, alteration, or unauthorized access to our data, including trade secrets, confidential information, intellectual property, proprietary business information, and personal information, or data processed or maintained on our behalf. Such incidents could result in financial, legal, business, and reputational harm.

The rise in phishing and social engineering attacks and the increase in remote working further elevate security threats. Any disruption or security incident could lead to loss, damage, or unauthorized access to data, potentially exposing us to litigation and governmental investigations, delaying the development and commercialization of our product candidates, and subjecting us to fines or penalties for noncompliance with privacy and security laws. Notifications and actions following a security incident could impact our reputation and incur significant costs, including legal expenses and remediation. Significant efforts and costs are expected for detection and prevention. Our reliance on third parties for manufacturing introduces an additional layer of risk to our business.

Insurance policies, including a specific policy related to cybersecurity losses, may be insufficient, with potential availability issues in the future, high deductibles, and limitations in coverage, posing challenges in mitigating losses from disruptions, failures, or security breaches.

If our information technology systems or data, and/or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions to operations or clinical trials, reputational harm, litigation, fines and penalties, disruptions of our business operations, and a loss of customers or sales.

In the ordinary course of our business, we, or the third parties upon which we rely, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets.

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. These threats are prevalent, continue to rise, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” hacktivists, threat actors, personnel misconduct or error (such as through theft or misuse), organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fire, flood, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials or otherwise affecting our ability to provide our products or product candidates, loss of sensitive data (including data related to clinical trials) and income, significant extra expenses to restore data or systems, reputational harm and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments). Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises, including at home, while in transit or in public locations. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, drug suppliers, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices and posture (including whether any unremediated vulnerabilities exist or have been exploited) is limited, and these third parties may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely). We and the third parties upon which may rely may not, however, detect and remediate all such vulnerabilities including on a timely basis. For example, we have identified certain vulnerabilities in our information systems, and we have taken steps to mitigate the risks associated with known vulnerabilities. These steps include implementing compensating controls and other protective measures. Further, we and the third parties upon which we rely may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources or fundamentally change our business activities and practices (including our clinical trials) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

In addition, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of nomlabofusp and other potential product candidates in clinical trials, if any, and the sale of nomlabofusp and other potential product candidates, if developed and approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with nomlabofusp or other potential product candidates. For example, we may be sued if any product we develop allegedly causes injury or death or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to stop development or, if approved, limit commercialization of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under consumer protection acts in other jurisdictions. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•
withdrawal of patients or clinical investigators from our clinical trials;
•
delay or termination of clinical trials;
•
substantial monetary awards to patients or other claimants;
•
decreased demand for nomlabofusp or our other potential product candidates following marketing approval, if obtained;
•
damage to our reputation and exposure to adverse publicity;
•
increased FDA warnings on product labels;

•
initiation of investigations by regulators or ethics committees;
•
product recalls, withdrawals, or labeling, marketing or promotional restrictions;
•
litigation costs;
•
distraction of management’s attention from our primary business;
•
increased product liability costs;
•
loss of revenue; and
•
the inability to successfully commercialize nomlabofusp or other potential product candidates, if approved.

We maintain product liability insurance coverage for our clinical trials with a $5 million aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If we obtain marketing approval for nomlabofusp or other potential product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business, results of operations and prospects could be materially adversely affected.

Risks Related to Our Reliance on Third Parties

We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control.

We have limited experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA, the EMA or other comparable foreign regulatory authorities. As a result, we expect to continue to rely on CROs, clinical trial sites, clinical data management organizations and consultants to design, conduct, supervise and monitor our non-clinical studies and clinical trials. We, our CROs, and contractors are required to comply with various regulations, including the FDA’s regulations regarding current Good Clinical Practices ("cGCPs") which are enforced by regulatory agencies, including the FDA, and comparable foreign regulatory authorities to ensure the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Our expected reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs, contractors, or clinical trial sites fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat non-clinical studies and/or clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action, up to and including, civil and criminal penalties, which would materially adversely affect our business, financial condition and results of operations.

Our CROs and contractors are not our employees, and except for remedies available to us under our agreements with such CROs and contractors, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and non-clinical programs. If our CROs and contractors do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed or reduced. In addition, operations of our CROs and contractors could be affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed, and our operations and financial condition could suffer.

We have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and contractors does not relieve us of our regulatory responsibilities.

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

Moreover, because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. We currently have a small number of employees, which limits the internal resources we have available to engage new third-party providers, if necessary, and monitor existing third-party providers. To the extent we are unable to engage new third-party providers, if necessary, and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with CROs, and contractors there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operation and prospects.

We rely on third-party supply and manufacturing partners for drug supplies for our research and development, non-clinical activities, and clinical activities, and may do the same for any commercial supplies of our product candidates.

We rely on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, non-clinical and clinical study drug substance and drug product. We have not yet manufactured or formulated nomlabofusp or any other product candidate on a commercial scale and may not be able to do so for any of our product candidates. We will work to develop and optimize our manufacturing process; however, we cannot be sure that the process will result in therapies that are safe, potent or effective. Given our reliance on third parties and the risk of manufacturing commercial scale quantities, our ability to adequately commercially launch and/or supply nomlabofusp could be adversely affected.

We do not own manufacturing facilities or supply sources for such components, non-clinical and clinical study drug substance, product and materials, including devices that may be required for administration, but may develop these capabilities in the future. There can be no assurance that our supply of research and development, non-clinical and clinical development of drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or will be of satisfactory quality or continue to be available at acceptable prices. In particular, replacement of any product formulation manufacturer we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. For example, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for drug substance and formulated drug product related to our nomlabofusp clinical program. The drug substance which is in frozen liquid form for nomlabofusp is currently manufactured for us by a third-party manufacturer, and the frozen liquid form of drug product is made at another manufacturer. We are undertaking a program with a third party manufacturer to begin to produce a lyophilized version of the drug product from the same drug substance, that, once available, we intend to use in certain of our future planned clinical trials. Our research and development programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs. In addition, because we rely on multiple manufacturers for our nomlabofusp clinical program, termination of our agreements with any of these manufacturers could significantly adversely impact our current and planned operations.

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

We also rely on third parties to store master and working cell banks. We currently have one master cell bank and one working cell bank for nomlabofusp and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

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
•
delays in manufacturing associated with having to change manufacturers;
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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for nomlabofusp, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or NDA on a timely basis and where required, must adhere to the FDA’s or other regulator’s GLPs and cGMP regulations enforced by the FDA or other regulators through facilities inspection programs. The facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of nomlabofusp or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of nomlabofusp or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, the FDA or other regulatory approval of the products will not be granted.

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

These factors could also cause the delay of manufacturing development, clinical trials, regulatory submissions, required approvals or commercialization of nomlabofusp or any other product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenues. Any of the above would materially adversely affect our business, financial condition and results of operations.

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

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration and contract service agreements, we typically indemnify our collaborators from any third party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consulting agreements, we typically indemnify consultants from claims arising from the good faith performance of their consulting services.

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

Risks Related to Our Intellectual Property Rights

If, in the United States and other countries, we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect nomlabofusp or potential product candidates, third parties could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

With respect to our patent portfolio, we in-license from WFUHS certain issued U.S. patents that relate to nomlabofusp and its use for treating FA. We also in-license from IU a United States patent and pending non-provisional applications in the United States and certain foreign countries that relate to the composition of nomlabofusp and methods of use, and certain U.S. patents relating to materials and methods of use relating to the development of nomlabofusp. We also own or co-own pending international PCT, foreign and United States non-provisional applications, a United States Patent, and United States provisional applications relating to the development of nomlabofusp, including methods of use of nomlabofusp, biomarkers and to our peptide delivery platform technology.

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

We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect nomlabofusp, or other potential product candidates. Other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize nomlabofusp, and other potential product candidates.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering nomlabofusp are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered nomlabofusp, our financial position and results of operations would also be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•
any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect nomlabofusp or any other products or product candidates;
•
any of our pending patent applications will issue as patents;
•
we will be able to successfully develop and, if approved, commercialize nomlabofusp before our relevant patents expire;
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

We rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us and have non-compete agreements with some, but not all, of our consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors. If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect nomlabofusp or potential future product candidates, third parties could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our key patent, which we license relates to nomlabofusp will expire in 2040 and we will lose our ability to rely upon this patent to prevent competing products from entering the market, which may impair our ability to generate revenue.

We have in-licensed certain patents relating to nomlabofusp from WFUHS. The U.S. patents relating to nomlabofusp and its use for the treatment of FA expire in 2024 and 2025, respectively. When these patents expire, we will be unable to use these patents to try to block others from marketing nomlabofusp in the United States We have also in-licensed an issued United States patent and pending non-provisional patent applications in the United States and certain foreign countries relating to the composition of nomlabofusp and methods of use from IU. This United States patent will expire in 2040 at the earliest. Pending applications if issued as patents, would also expire in 2040 at the earliest. We cannot predict whether these patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. When these various patents, if issued, expire, we will be unable to use the patents to try to block others from marketing nomlabofusp in the United States.

We own a certain United States provisional application and certain United States and foreign non-provisional applications and a United States patent relating to our platform technology. The United States Patent will expire in 2041 at the earliest, and the pending applications, if issued as patents, would be expected to expire in 2041-2044. The provisional application may not be timely converted into a non-provisional application, and we cannot predict whether these provisional applications and non-provisional patent applications will issue as patents in any particular jurisdiction, or whether the claims of any issued patents will provide sufficient protection from competitors or third parties for potential product candidates. When these various patents expire, we will be unable to use the patents to try to block others from marketing products pertaining to our platform technology.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or may increase the costs of commercializing nomlabofusp or other potential product candidates, if approved.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot ensure that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may allege that nomlabofusp or our other potential product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, we may also be required to indemnify certain of our licensors, vendors or suppliers from any damages they incur related to any infringement of any third party intellectual property by our product candidates.

In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing nomlabofusp.

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

•
cease developing, selling or otherwise commercializing nomlabofusp;
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

We are dependent on licensed intellectual property for nomlabofusp. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing nomlabofusp, if approved.

We have an exclusive license with WFUHS, pursuant to which we exclusively license certain patent rights relating to the TAT-frataxin fusion protein and its use, on a worldwide basis. We have an exclusive license with IU, pursuant to which we exclusively license certain patent rights relating to nomlabofusp and its use for the treatment of mitochondrial diseases, on a worldwide basis.

Our license agreements with WFUHS and IU impose, and we expect our future license agreements will impose, various development, diligence, commercialization, and other obligations on us in order to maintain the licenses. In spite of our efforts, WFUHS, IU, or a future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of nomlabofusp. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize nomlabofusp, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

We have not yet registered trademarks for a commercial trade name for nomlabofusp or other potential product candidates and failure to secure such registrations could adversely affect our business, financial condition and results of operations.

We have not yet registered trademarks for a commercial trade name for nomlabofusp or other potential product candidates. Any future trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, the U.S. PTO and comparable agencies in many foreign jurisdictions give third parties an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, and similarly in many foreign jurisdictions regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or a foreign regulatory authority objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or other regulatory authorities.

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

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for nomlabofusp, our business may be materially harmed.

Depending upon the timing, duration and specifics of development and FDA marketing approval of nomlabofusp or our other potential product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, (the "Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain a patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues, business, financial condition and results of operations could be materially adversely affected.

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

Many of our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that we or our employees inadvertently or otherwise used or disclosed the trade secrets or other proprietary information of our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize nomlabofusp or our other potential product candidates, which would materially adversely affect our business, financial condition and results of operations.

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
•
the results of, and delays in, current, and any future, non-clinical or clinical trials of nomlabofusp or any of our future product candidates, including any delays related to a future pandemic, epidemic or outbreak of an infectious disease;
•
geopolitical tension, including the potential impact of ongoing conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion);
•
the entry into, or termination of, key agreements, including key licensing or collaboration agreements;
•
the failure of nomlabofusp or any of our future product candidates, if approved for marketing and commercialization, to achieve commercial success;
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

Entities affiliated with Deerfield Management Company beneficially own or control approximately 38.6% of our outstanding common stock (assuming full exercise of our outstanding pre-funded warrants and no exercise of outstanding options) as of December 31, 2023, on a fully-diluted basis. Accordingly, such entities have substantial influence over the outcome of a corporate action by us requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit our other stockholders.

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

Our results of operations could be adversely affected by general conditions in the global economy, geopolitical events and general conditions in the global financial markets. A severe or prolonged economic downturn due to geopolitical tension resulting from ongoing conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion) or other factors could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the Federal Deposit Insurance Corporation

(“FDIC”). Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We have implemented and maintain various information security processes designed to manage cybersecurity risks relating to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials and products (Information Systems and Data).

Our Director of Information Technology, assisted by our managed information technology service provider and other third party service providers, lead the Company’s cybersecurity risk management processes. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods in certain contexts, including, manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing threat intelligence reports and feeds, conducting scans of certain environments, and other tests.

We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage risks from cybersecurity threats to our Information Systems and Data, as applicable depending on the environment, including incident detection and response, disaster recovery/business continuity policies, network security controls and data segmentation, access controls, physical security, asset management and tracking, systems monitoring, and employee training.

Our assessment and management of risks from cybersecurity threats are part of the Company’s overall risk management processes. Our Director of Information Technology works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us to identify, assess, and manage risks from cybersecurity threats. These third-party service providers may include threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and dark web monitoring services.

We also have established a process to conduct diligence on certain third parties before engaging with those third parties, such as those that support our GxP processes, which may include a security assessment.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems and infrastructure. For more information, please see our risk factors under Part 1 Item 1A. Risk Factors.

Governance

Our board of directors holds oversight responsibility over the Company’s cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of the Company’s processes for monitoring and controlling cybersecurity risks.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of Information Technology, who has over 10 years of information technology management experience.

The Director of Information Technology, along with management, is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel. Management is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security-related reports.

We have processes designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Vice President Legal and Compliance, Vice President Finance and

Administration, Chief Financial Officer and Director of Information Technology. In addition, the Company’s incident response policy includes a process for reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives reports from members of the Company’s management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them, as applicable.

ITEM 2. PROPERTIES

We currently lease 1,750 square feet of laboratory space in Philadelphia, PA. We are currently on a month-to-month lease on this Philadelphia lab space. We, as well as our landlord, can terminate the lease with four months notice.

We have entered into a lease for 3,927 square feet of new laboratory space in King of Prussia, PA to replace the Philadelphia lab space, but this lease has not yet commenced with expected occupancy in the second quarter of 2024.

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

Holders

As of March 14, 2024, we had approximately 62 record holders of our common stock.

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name ( "INN") and the United States Adopted Name ("USAN") for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver tissue frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to increase FXN levels in patients with FA.

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

Nomlabofusp Program Update

Clinical Trials

We have completed two Phase 1 clinical trials and a Phase 2 dose exploration trial in patients with FA.

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

In June 2023, we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of a second cohort (50 mg) of our four-week, placebo-controlled, Phase 2 dose exploration trial and to initiate our OLE trial with daily dosing of 25 mg.

In January 2024, we initiated the OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Participants who complete treatment in the Phase 2 dose exploration trial, or who previously completed a prior clinical trial of nomlabofusp are potentially eligible to screen for the OLE. The OLE will evaluate the safety and tolerability and PK and measures of frataxin levels in peripheral tissues as well as other exploratory PD (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Clinical measures collected during the trial will be compared to data from a synthetic control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study ("FACOMS") database. Dose escalation in the OLE trial will be considered based on safety, tolerability, PK, and tissue FXN levels from the Phase 2 trial’s 50 mg cohort as well as available data from the 25 mg dose of nomlabofusp in the OLE trial and is contingent on FDA review as part of the partial clinical hold. Initial data from the OLE trial is expected in the fourth quarter of 2024.

In February 2024, we reported positive top-line data and successful completion of the two cohorts (25 mg and 50 mg groups) of our four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated and demonstrated dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo.

Recently, we had discussions with the FDA regarding the use of tissue FXN levels as a novel surrogate endpoint. The FDA has acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. We intend to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach. We are beginning to plan for a confirmatory study and are targeting a BLA submission in the second half of 2025.

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

Financing Activities, Including Recent Material Financings

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

In February 2024, we sold 19,736,842 shares of common stock in an underwritten public offering, for net proceeds of approximately $161.6 million.

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

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly, are considered an area of significant judgment and management’s review of manufacturing, non-clinical and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. We expect to increase our investment in research and development in order to advance nomlabofusp through additional clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we pursue clinical development of nomlabofusp and/or any other product candidates we develop.

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
•
sponsored research agreements;

•
laboratory consumables; and
•
allocated facility-related costs.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical and commercial development of nomlabofusp, or any other product candidates we develop. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. The duration, costs, and timing of clinical trials and development of nomlabofusp or any other product candidates we develop will depend on a variety of factors, including:

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

Results of Operations

The following commentary is a discussion and analysis of our financial condition as of December 31, 2023 and results of operations and cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022 and should be read in conjunction with the consolidated financial statements and accompanying notes.

The discussion and analysis of our financial condition as of December 31, 2022, and results of operations and cash flows for the year ended December 31, 2022, compared to the year ended December 31, 2021, is included in item 7, Management’s Discussion and Analysis of Financial and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
			Increase
	2023	2022	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$27,670	$24,250	$3,420
General and administrative	14,088	12,276	1,812
Total operating expenses	41,758	36,526	5,232
Loss from operations	(41,758)	(36,526)	(5,232)
Other income (expense), net	4,809	1,171	3,638
Net loss	$(36,949)	$(35,355)	$(1,594)

Research and development expenses

Research and development expenses for the twelve months ended December 31, 2023 increased $3.4 million compared to the twelve months ended December 31, 2022 due to continued and increased clinical development of nomlabofusp and related regulatory and bioanalysis. The increase in research and development expenses compared to the prior year period was primarily driven by an increase of $1.9 million in personnel expense, an increase of $1.3 million in clinical expense, an increase of $1.1 million in regulatory and statistical consulting expenditures, an increase of $0.5 million in assay development costs, and an increase of $0.3 million in stock-based compensation expense associated with stock option grants made in 2022 and 2023, partially offset by a decrease of $2.0 million in drug manufacturing costs.

General and administrative expenses

General and administrative expenses for the twelve months ended December 31, 2023 increased $1.8 million compared to the twelve months ended December 31, 2022. The increase in general and administrative expense was primarily driven by an increase of $0.7 million in stock-based compensation expense associated with stock option grants made in 2022 and 2023, an increase of $0.5 million in personnel expense, an increase of $0.5 million in operational costs primarily related to technology and an increase of $0.4 million in professional fees primarily related to legal, accounting and consulting services, partially offset by a decrease of $0.3 million in insurance expense.

Other income (expense), net

Other income (expense), net was $4.8 million of income in the twelve months ended December 31, 2023 compared to $1.2 million in the twelve months ended December 31, 2022. The increase primarily relates to interest income on a higher investment base and higher investment yields on that base during the current period.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(33,459)	$(27,569)
Net cash provided by (used in) investing activities	33,353	(90,960)
Net cash provided by financing activities	30	75,257
Net decrease in cash, cash equivalents and restricted cash	$(76)	$(43,272)

Net cash used in operating activities

During the year ended December 31, 2023, net operating activities used $33.5 million of cash, resulting from our net loss of $36.9 million, adjusted for noncash expenses of $6.0 million, and changes in our operating assets and liabilities of resulting in a use of cash of $2.5 million. Our net loss was attributed to operating expenses of $41.8 million offset by other income (net) of $4.8 million. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and an increase in prepaid assets.

During the year ended December 31, 2022, operating activities used $27.6 million of cash, resulting from our net loss of $35.4 million, adjusted for noncash expenses of $6.1 million, and changes in our operating assets and liabilities resulting in a use of cash of $1.7 million. Our loss was primarily attributed to operating expenses of $36.5 million. The change in operating assets and liabilities was primarily due to an increase in accrued expenses due to the growth in our operating activities following the partial release of the clinical hold in late 2022.

Net cash provided by (used in) investing activities

During the year ended December 31, 2023, investing activities provided $33.4 million of net cash, resulting from $134.8 million of maturities and sales of marketable securities, which was offset by purchases of $101.2 million in marketable securities.

During the year ended December 31, 2022, investing activities used $91.0 million of net cash, resulting from purchases of $133.6 million in marketable securities, which was offset by $42.8 million of maturities and sales of marketable securities.

Net cash provided by financing activities

During the year ended December 31, 2023, financing activities provided less than $0.1 million of cash from the exercise of stock options and warrants.

During the year ended December 31, 2022, financing activities provided $75.3 million of cash from sale of common stock in an underwritten public offering, net of issuance costs.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $36.9 million and $35.4 million for the twelve months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $188.6 million and a cash, cash equivalents and marketable securities balance of $86.8 million, excluding restricted cash of $1.3 million.

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

In February 2024, we sold 19,736,842 shares of common stock in an underwritten public offering, net of underwriting discounts and commissions and offering costs of approximately $161.6 million. We anticipate that these net proceeds, together with our current cash, cash equivalents and marketable securities will fund operations into 2026. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the year ended December 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the fourth quarter of the fiscal year ended December 31, 2023, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent accounting firm is PricewaterhouseCoopers LLP, Philadelphia, Pennsylvania, USA, PCAOB Auditor ID: 238.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

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
10.10

Employment Agreement, dated February 7, 2023, by and between the Company and Gopi Shankar (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 14, 2023).

10.11

Employment Agreement dated May 23, 2023, by and between the Company and Russell Clayton (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

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

10.19	Notice of Substitute Option Grant between the Company and a certain Optionee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on June 26, 2020).
10.20*	Lease, dated as of August 8, 2019, by and between Larimar Therapeutics, Inc. and Bala Plaza Property, Inc.
10.21*	First Amendment to Lease, dated as of March 9, 2023, by and between the Company and Bala Plaza Property, Inc.
10.22+

Commercial Lease by and between the Company and Shigo Center Plaza Owner, LLC dated as of February 12, 2019 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2019).

10.23+

Sublease, dated October 27, 2020 by and between the Company and Massachusetts Municipal Association, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2020).

10.24+

Master Services Agreement, dated as of September 20, 2017, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.25+

First Amendment to Master Services Agreement, dated as of November 9, 2018, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.26+

Second Amendment to Master Services Agreement, dated as of September 20, 2022, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 14, 2023)

21.1*	Subsidiaries of Larimar Therapeutics, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.
32.1**	Section 1350 certification of the Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1*	Larimar Therapeutics. Inc.’s Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

By:	/s/ Carole S. Ben-Maimon, M.D.
Name: Carole S. Ben-Maimon, M.D.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carole S. Ben-Maimon, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2024
Carole S. Ben-Maimon, M.D.

/s/ Michael Celano	Chief Financial Officer (principal financial and accounting officer)	March 14, 2024
Michael Celano

/s/ Joseph Truitt	Chairman, Board of Directors	March 14, 2024
Joseph Truitt

/s/ Thomas E. Hamilton	Director	March 14, 2024
Thomas E. Hamilton

/s/ Jonathan Leff	Director	March 14, 2024
Jonathan Leff

/s/ Jeffrey W. Sherman, M.D., FACP	Director	March 14, 2024
Jeffrey W. Sherman, M.D., FACP

/s/ Frank E. Thomas	Director	March 14, 2024
Frank E. Thomas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Larimar Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Larimar Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued Research and Development Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its key service providers. Within accrued expenses, total accrued research and development expenses amounted to $4.6 million as of December 31, 2023. Management’s process involves reviewing open contracts and purchase orders, communicating with personnel and outside vendors to identify services that have been performed, and estimating the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not been received.

The principal considerations for our determination that performing procedures relating to accrued research and development expenses is a critical audit matter are (i) the significant judgment by management in developing the estimates of accrued research and development expenses and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence for these accrued research and development expenses related to management’s estimates of the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not yet been received.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures also included, among others; (i) testing management’s process for estimating accrued research and development expenses; (ii) evaluating the appropriateness of the method used by management to develop the estimate; (iii) testing the completeness and accuracy of the data used by management to develop the estimates related to the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not yet been received; (iv) evaluating the reasonableness of the estimated costs incurred for the services which have not been invoiced or other notification of actual costs have not yet been received, on a sample basis, by tracing to underlying supporting documentation, such as underlying contracts, invoices and information received from certain third party service vendors, where applicable, and; (v) testing a selection of invoices received by the Company subsequent to December 31, 2023.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 14, 2024

We have served as the Company’s auditor since 2020.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26,749	$26,825
Marketable securities	60,041	91,603
Prepaid expenses and other current assets	3,385	2,311
Total current assets	90,175	120,739
Property and equipment, net	684	831
Operating lease right-of-use assets	3,078	2,858
Restricted cash	1,339	1,339
Other assets	659	638
Total assets	$95,935	$126,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,283	$1,686
Accrued expenses	7,386	8,408
Operating lease liabilities, current	837	611
Total current liabilities	9,506	10,705
Operating lease liabilities	4,709	4,797
Total liabilities	14,215	15,502
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 43,909,069 and 43,269,200 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	43	43
Additional paid-in capital	270,150	262,496
Accumulated deficit	(188,554)	(151,605)
Accumulated other comprehensive gain (loss)	81	(31)
Total stockholders’ equity	81,720	110,903
Total liabilities and stockholders’ equity	$95,935	$126,405

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$27,670	$24,250
General and administrative	14,088	12,276
Total operating expenses	41,758	36,526
Loss from operations	(41,758)	(36,526)
Other income (expense), net	4,809	1,171
Net loss	$(36,949)	$(35,355)
Net loss per share, basic and diluted	$(0.84)	$(1.37)
Weighted average common shares outstanding, basic and diluted	43,901,241	25,761,394
Comprehensive loss:
Net loss	$(36,949)	$(35,355)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	112	(31)
Total other comprehensive gain (loss)	112	(31)
Total comprehensive loss	$(36,837)	$(35,386)

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	7,615	—	—	7,615
Exercise of stock options	11,466	—	33	—	—	33
Exercise of warrants	628,403	—	6	—	—	6
Unrealized gain on marketable securities	—	—	—	—	112	112
Net loss	—	—	—	(36,949)	—	(36,949)
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	17,710,450	$18	$180,645	$(116,250)	$—	$64,413
Issuance of Common Stock, net	25,558,750	25	75,232	—	—	75,257
Stock-based compensation expense	—	—	6,619	—	—	6,619
Unrealized loss on marketable securities	—	—	—	—	(31)	(31)
Net loss	—	—	—	(35,355)	—	(35,355)
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,949)	$(35,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,615	6,619
Lease expense	(82)	(46)
Depreciation expense	311	318
Amortization of discount on marketable securities	(1,843)	(774)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,065)	(204)
Accounts payable	(403)	26
Accrued expenses	(1,022)	1,816
Other assets	(21)	31
Net cash used in operating activities:	(33,459)	(27,569)
Cash flows from investing activities:
Purchase of property and equipment	(164)	(100)
Purchase of marketable securities	(101,233)	(133,610)
Maturities and sales of marketable securities	134,750	42,750
Net cash provided by (used in) investing activities	33,353	(90,960)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	75,257
Proceeds from exercise of stock options and warrants	30	—
Net cash provided by financing activities	30	75,257
Net decrease in cash, cash equivalents and restricted cash	(76)	(43,272)
Cash, cash equivalents and restricted cash at beginning of period	28,164	71,436
Cash, cash equivalents and restricted cash at end of period	$28,088	$28,164
Supplemental disclosure of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$790	$—
Proceeds from exercise of stock options included in other current assets	9	—

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name ("INN") and the United States Adopted Name ("USAN") for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich’s ataxia ("FA"). FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

The Company has completed two phase 1 studies of nomlabofusp and a Phase 2 dose exploration study in patients with FA.

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

In July 2023, following the FDA’s review of the Company's complete response to the partial clinical hold, the FDA cleared initiation of a second cohort at 50 mg of our four-week, placebo-controlled, Phase 2 dose exploration trial and initiation of the OLE trial with daily dosing of 25 mg.

In February 2024, the Company reported positive top-line data and successful completion of their four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated and demonstrated dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. The initiation of additional U.S. clinical trials evaluating nomlabofusp are contingent on FDA review of data under the partial clinical hold.

In January 2024, the Company initiated an OLE trial evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Participants who complete treatment in the Phase 2 dose exploration trial, or who previously completed a prior clinical trial of nomlabofusp are potentially eligible to screen for the OLE. The OLE will evaluate the safety, tolerability and PK and measures of frataxin levels in peripheral tissues as well as other exploratory PD (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Clinical measures collected during the trial will be compared to data from a synthetic control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database. Dose escalation in the OLE trial will be considered based on safety, tolerability, PK, and tissue FXN levels from the Phase 2 trial’s 50 mg cohort as well as available data from the 25 mg dose of nomlabofusp in the OLE trial and is contingent on FDA review as part of the partial clinical hold. Initial data from the OLE trial is expected in the fourth quarter of 2024.

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

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $36.9 million and $35.4 million for the years ended December 31, 2023, and 2022, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $188.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of December 31, 2023, the Company had approximately $86.8 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents and marketable securities upon the merger with Zafgen, Inc. ("Zafgen") and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In February 2024, the Company sold 19,736,842 shares of its common stock in an underwritten public offering at a price of $8.74 per share and received net proceeds of approximately $161.6 million.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities, including its net proceeds from the February 2024 public offering, will be sufficient to fund its forecasted operating expenses and capital expenditure requirements into 2026. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company would reduce expenditures in order to further extend cash resources.

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

If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue one or more of its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion, pre commercialization efforts and/or commercial operations, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. Cash balances may be held in financial institutions which may exceed federally insured limits. The Company has not experienced realized losses related to its cash, cash equivalents or marketable securities.

The Company is highly dependent on third-party manufacturers to supply products for research and development activities in its programs, to scale and optimize their manufacturing processes and, ultimately, to provide commercial supply. The Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for drug substance and formulated drugs related to these programs. The drug substance which is in frozen liquid form for nomlabofusp is currently manufactured for the Company by a third-party manufacturer, and the frozen liquid form of drug product is made at another manufacturer. The Company is undertaking a program with a third manufacturer to begin to produce a lyophilized version of the drug product from the same drug substance, that, once available, the Company intends to use in certain of its future planned clinical trials. The Company’s research and development programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2023 and 2022.

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

Comprehensive Gain (Loss)

Comprehensive gain (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and 2022, the Company’s only element of other comprehensive loss was unrealized loss on marketable securities.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Prior to August 11, 2023, basic shares outstanding includes the weighted average effect of the Company’s prefunded warrants issued in June 2020, the exercise of which requires little or no consideration for the delivery of shares of common stock. These prefunded warrants were exercised on August 11, 2023 and the Company received cash proceeds of less than $0.1 million. Accordingly, the 628,403 shares were issued upon the exercise of these warrants and are included in issued and outstanding common stock.

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

The Company excluded 4,888,502 and 3,071,528 options to purchase common stock, outstanding as of December 31, 2023 and 2022 respectively, from the computation of diluted net loss per share for the twelve months ended December 31, 2023 and 2022, respectively, because they had an anti-dilutive impact due to the net loss incurred for the periods.

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

3.
Fair Value Measurements and Cash Equivalents/Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2023 and 2022 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2023 and 2022:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2023
Cash equivalents:
Money market funds invested in government securities	$24,701	$24,701	$—	$—
Total cash equivalents	24,701	24,701	—	—

Marketable securities:
U.S. Treasury Bills	17,334	17,334	—	—
U.S. Government securities	35,719	—	35,719	—
Corporate bonds	6,988	—	6,988	—
Total marketable securities	60,041	17,334	42,707	—
Total cash equivalents and marketable securities	$84,742	$42,035	$42,707	$—

December 31, 2022
Cash equivalents:
Money market funds invested in government securities	$22,184	$22,184	$—	$—
Total cash equivalents	22,184	22,184	—	—

Marketable securities:
U.S. Government securities	91,603	—	91,603	—
Total marketable securities	91,603	—	91,603	—
Total cash equivalents and marketable securities	$113,787	$22,184	$91,603	$—

The accrued interest receivable related to the Company’s investments was $0.3 million and $0.1 million as of December 31, 2023 and 2022, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

As of December 31, 2022, the unrealized loss for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of December 31, 2023 and 2022, no allowances for credit losses for the Company’s investments were recorded. During the twelve months ended December 31, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

As of December 31, 2023, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills, U.S. government and agency securities and corporate bonds, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 90 days or less.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2023 and 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2023
Assets:
U.S. Treasury Bills	17,330	4	—	17,334
U.S. Government securities (due within 1 year)	35,653	66	—	35,719
Commercial paper (due within 1 year)	6,977	11	—	6,988
Total marketable securities	$59,960	$81	$—	$60,041
December 31, 2022
Assets:
U.S. Government securities (due within 1 year)	91,634	12	(43)	91,603
	$91,634	$12	$(43)	$91,603

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Prepaid research and development expenses	$1,994	$1,394
Prepaid insurance	682	679
Other prepaid expenses and other assets	709	238
Total prepaid expenses and other assets	$3,385	$2,311

5.
Fixed Assets

Fixed assets, net consisted of the following:

		December 31,	December 31,
	Useful Life	2023	2022
		(in thousands)
Computer equipment	5 years	$117	$66
Lab equipment	5 years	1,192	1,192
Furniture and fixtures	7 years	555	456
Leasehold improvements	lease term	45	31
Total property, plant and equipment		1,909	1,745
Less: Accumulated depreciation		(1,225)	(914)
Property, plant and equipment, net		$684	$831

Depreciation expense was $0.2 million for the years ended December 31, 2023 and 2022, respectively. In addition, for the years ended December 31, 2023 and 2022, there was $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Accrued research and development expenses	$4,594	$5,921
Accrued payroll and related expenses	2,365	2,046
Accrued other	427	441
Total accrued expenses and other current liabilities	$7,386	$8,408

7.
Stockholders’ Equity and Stock Options

Common Stock and Prefunded warrants

On May 28, 2020, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) for the sale by the Company in a private placement of 6,105,359 shares of the Company’s common stock and prefunded warrants to purchase an aggregate of 628,403 shares of the Company’s common stock, for a price of $11.88 per share of the common stock and $11.87 per prefunded warrant. The prefunded warrants were exercisable at an exercise price of $0.01 and were exercisable indefinitely. In August 2023, the 628,403 shares of prefunded warrants were exercised and the Company received cash proceeds of six thousand two hundred and eighty-four dollars. The private placement closed on June 1, 2020. The aggregate gross proceeds for the issuance and sale of the common stock and prefunded warrants were $80.0 million, transaction costs totaled $4.6 million and resulted in net proceeds of $75.4 million. The Company’s Registration Statement on Form S-3, filed with the SEC on June 26, 2020, registered the resale of 6,105,359 shares of common stock sold and the 628,403 shares of common stock underlying the prefunded warrants. MTS Health Partners served as placement agent to the Company in connection with the private placement. As partial compensation for these services, the Company issued MTS Health Partners 35,260 shares of common stock.

As of December 31, 2023, the Company’s Amended and Restated Certificate of Incorporation, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 43,909,069 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In September 2022, the Company sold 25,558,750 shares of common stock in an underwritten public offering price of $3.15 per share and received net proceeds, net of underwriting discounts and commissions and offering costs of $75.2 million.

In February 2024, the Company sold 19,736,842 shares of its common stock in an underwritten public offering price of $8.74 per share and received net proceeds of approximately $161.6 million.

2022 ATM Agreement

In November 2022, the Company entered into a sales agreement (the "ATM Agreement") with a Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50.0 million of shares of common stock (the “ATM Shares”) from time to time.

In February 2024, in connection with the underwritten public offering described above, the Company terminated the ATM Agreement.

No ATM Shares were ever sold pursuant to the ATM Agreement.

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

As permitted by the 2020 Plan, the Company added 1,756,363 and 1,730,768 shares available for grant to the 2020 Plan on January 1, 2024 and January 1, 2023, respectively, increasing the maximum number of shares of the Company’s common stock that may be issued under the 2020 Plan as of January 1, 2024 to 3,042,968 shares.

During the twelve months ended December 31, 2023 and 2022, respectively, options to purchase 224,437 and 148,623 shares issued under the Prior Plans were canceled and became available for grant under the 2020 Plan. In addition, as of December 31, 2023, 1,286,605 shares of common stock were available for grant under the 2020 Plan.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	2023	2022
Risk-free interest rate	3.72%	2.15%
Expected term (in years)	6.23	6.21
Expected volatility	94%	89%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2023 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2022	3,071,528	$12.13	7.6
Granted	1,748,200	4.68
Exercised	(11,466)	2.93
Forfeited/Expired	(534,760)	12.52
Outstanding as of December 31, 2023	4,273,502	$9.06	7.8	$0.9
Exercisable as of December 31, 2023	1,930,100	$12.55	6.6	$0.2
Vested and expected to vest as of December 31, 2023	4,273,502	$9.06	7.8	$0.9
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2023.

2023 Option Grants

During the twelve months ended December 31, 2023, the Company granted options to purchase 1,388,200 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under the 2020 Plan during the twelve months ended December 31, 2023 and 2022 was $3.70 and $5.21, respectively.

As of December 31, 2023, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $8.8 million, which is expected to be recognized over a weighted average period of 1.91 years.

Inducement Stock Option Grant

During the twelve months ended December 31, 2023, the Company granted options to purchase 360,000 shares of common stock granted outside of the 2020 Plan. These grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq listing rule 5635(c)(4). The options issued under this inducement grant have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under this inducement grant during the twelve months ended December 31, 2023 was $3.59. There were no inducement grants in twelve months ended December 31, 2022.

As of December 31, 2023, total unrecognized compensation expense related to unvested inducement options granted under the 2020 Plan was $1.1 million, which is expected to be recognized over a weighted average period of 3.28 years.

Restricted Stock Units

In January 2023, RSUs were granted under the 2020 Plan to the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the twelve months ended December 31, 2023 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2022	—	$	—
Restricted stock units granted	650,000	4.94
Restricted stock units forfeited	(35,000)	4.94
Outstanding as of December 31, 2023	615,000	$4.94	1.6	$2.8
Unvested and expected to vest as of December 31, 2023	615,000	$4.94	1.6	$2.8

Restricted Stock Unit Grants

The RSUs vest annually over four years and have a weighted-average grant date fair value of $4.94 per unit.

As of December 31, 2023, total unrecognized compensation expense for RSUs was $2.3 million, which is expected to be recognized over a weighted-average period of 3.09 years.

January 2024 Option and Restricted Stock Unit Grants

On January 17, 2024, the Company granted options to purchase 1,472,175 shares of common stock and 245,363 shares of restricted stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The shares of restricted stock will vest annually over four years.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$3,077	$2,771
General and administrative	4,538	3,848
	$7,615	$6,619

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

Bala Cynwyd Office Space

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

On March 9, 2023, the Company executed a lease extension agreement on its original 4,642 square footage of office space in Bala Cynwyd, Pennsylvania (which was set to expire in August 2023) and agreed to lease an additional 3,462 square feet of office space from the same landlord.

The lease extension on the original 4,642 square footage commenced on September 1, 2023 and the Company recorded a right of use asset and lease liability of $0.5 million as of that date.

The new lease on 3,462 additional square footage commenced on October 1, 2023 and the Company recorded a right of use asset and lease liability of $0.3 million as of that date.

The right of use assets and lease liabilities with both these leases are reflected in the financial statements for the year ended December 31, 2023 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

Boston Office Lease

In connection with the Company's 2020 merger with Zafgen described in footnote 1, on May 28, 2020, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company is required to maintain a letter of credit, which upon signing was $1.3 million and is classified as restricted cash within the condensed consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The right-of-use asset is being amortized to other income/(expense) over the remaining lease term as a result of the sublease described below.

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

Lab Space

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

On October 16, 2023, the Company entered into an operating lease for lab space in King of Prussia, Pennsylvania for a period of four years. Due to required tenant improvements to be completed by the landlord, the Company did not take immediate possession of the leased property and the lease term is expected to commence in the second quarter of 2024, no right of use asset or lease liability will be recorded until the lease commencement date.

Lease Expense

Expense arising from operating leases was $0.4 million and $0.3 million during the twelve months ended December 31, 2023 and 2022, respectively. For operating leases, the weighted-average remaining lease term for leases at December 31, 2023 and 2022 was 5.5 and 6.8 years, respectively. For operating leases, the weighted average discount rate for leases at December 31, 2023 and 2022 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of December 31, 2023 are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2024	$1,380
2025	1,403
2026	1,328
2027	1,118
2028	1,136
Thereafter	959
Total lease payments	7,324
Less: imputed interest	(1,778)
Present value of lease liabilities	$5,546

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

9.
Income Taxes

During the years ended December 31, 2023, and 2022, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows.

	Years ended December 31,
	2023	2022
Domestic	$(36,948)	$(35,339)
Foreign	(1)	(16)
	$(36,949)	$(35,355)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.9	6.2
Change in state tax rate	(1.7)	(7.9)
Federal and state research and development tax credit	8.2	1.1
Nondeductible permanent differences	(1.0)	(1.0)
Stock compensation forfeitures - DTA Write Off	(1.8)	—
Change in deferred tax asset valuation allowance	(29.6)	(19.3)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Deferred tax assets:
Capitalized R&D - acquired in merger with Zafgen	$66,678	$66,941
Capitalized R&D - Section 174 Costs post 2021	9,411	5,019
Stock based compensation	3,490	2,709
Net operating loss carryforwards	45,195	42,204
Tax credit carryforwards	16,319	13,284
Other temporary differences	21	20
Accruals & reserves	19	19
Fixed assets & intangibles	107	81
Operating lease liability	1,298	1,355
Total deferred tax assets	$142,538	$131,632
Deferred tax liabilities:
Operating right of use asset	(768)	(801)
Total deferred tax liabilities	$(768)	$(801)
Less: Valuation allowance	$(141,770)	$(130,831)
Net deferred tax assets / (liabilities)	$—	$—

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2023 and 2022 related primarily to the increase in net operating loss carryforwards and tax credit carryforwards and a decrease other deferred tax assets associated with a reduction in the Company’s effective state rate. Changes to the valuation allowance were as follows:

	Years ended December 31,
	2023	2022
Valuation allowance as of the beginning of the year	$130,831	$124,016
Increases recorded to income tax provision	10,939	6,815
Valuation allowance at end of year	$141,770	$130,831

As of December 31, 2023, the Company had net operating loss carryforwards that expire for federal, foreign and state income tax purposes of $179.0 million, $1.2 million and $148.1 million, respectively. The federal and state operating losses begin to expire in 2026 and 2030, while the foreign net loss carryforward can be carried forward indefinitely. As of December 31, 2023, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $140.3 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. As of December 31, 2023, the Company also had available tax credit carryforwards for federal and state income tax purposes of $16.3 million which begin to expire in 2039. Utilization of the pre-Merger net operating loss carryforwards attributable to Zafgen, of approximately $33.5 million, are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes occurred during the tax year associated with the Merger. In addition to the limitation of the pre-Merger NOL’s of Zafgen, the net capitalized R&D deferred tax assets in the amount of $66.9 million is subject to the built-in loss rules under Section 382 and may not be realized if the underlying asset associated with the R&D is disposed within five years of the Merger, or May 28, 2025. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The ownership changes will limit the amount of pre-merger Zafgen carryforwards that can be utilized annually to offset future taxable income with an annual limitation of approximately $35 thousand per year. The Company has reduced their NOL and R&D tax credit deferred tax assets associated with the pre-Merger Zafgen operations as a result of the 382 analysis.

The Company believes that as a result of its merger with Zafgen, its ability to utilize NOLs acquired in the transaction and our other NOLs is expected to be severely limited by Section 382 of the Code. Additionally, the Company’s July 2021, September 2022 and February 2023 equity transactions could also limit its ability to utilize NOLs in the future. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. If the Company experienced a change of control, as defined by Section 382, at any time since inception, utilization of its net operating loss carryforwards or tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Additionally, our July 2021, September 2022 and February 2024 equity transactions could also limit our ability to utilize NOLs in the future. Any limitation may result in expiration of a portion of the net operating loss carryforwards or tax credit carryforwards before utilization. Further, until a study is completed, and any limitation is known, no amounts are being presented as an uncertain tax position.

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs in both 2023 and 2022. The Company is amortizing these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

As of December 31, 2023 and 2022, the Company’s net deferred tax asset balance before the valuation allowance was $141.8 million and $130.8 million, respectively, and was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2023 and 2022, gross deferred tax assets increased due to deferred tax assets acquired as a result of additional net operating loss carryforwards and research and development tax credits generated.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2023 and 2022. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2019 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.