Form 10-Q
period 2024-03-31
Larimar Therapeutics, Inc.
filed 2024-05-09
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024, there were 63,802,017 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject only. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency ("EMA") and other comparable regulatory authorities for marketing approval for nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601 ) or any other product candidates that we may develop in the future and unexpected costs that may result therefrom;
•
our ability to continue to successfully execute our ongoing open label extension study (“OLE”), including the timing of site initiations and rate of patient enrollment, and our ability to pursue dose escalation;
•
uncertainties associated with the clinical development and regulatory approval for nomlabofusp, including potential delays in the commencement, enrollment and completion of clinical trials, the timing of a potential Biologics License Application (“BLA”) submission for accelerated approval, including our ability to supply to the FDA all required data for the FDA to review and accept an accelerated application, or any other product candidates that we may develop in the future;
•
the difficulties and expenses associated with obtaining and maintaining regulatory approval for nomlabofusp or any other product candidates we may develop in the future, and the indication and labeling under any such approval;
•
how long we can continue to fund our operations with our existing cash, cash equivalents and marketable securities and our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our access and needs for additional financing;
•
our expectations regarding the use of proceeds from recent and future financings, if any;
•
our ability, and the ability of third-party manufacturers we engage, to optimize and scale nomlabofusp or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies, and, if approved, commercial supplies of nomlabofusp or any other product candidates that we may develop in the future and our ability to maintain our relationships and contracts with our key vendors and to identify and contract with alternate or secondary key vendors;
•
our ability to realize any value from nomlabofusp and/or any other product candidates we may develop in the future in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that the product candidates, if approved, will not achieve broad market acceptance;
•
our ability to comply with regulatory requirements applicable to our business and other regulatory developments in the United States and other countries;
•
the size and growth of the potential markets for nomlabofusp, if approved, or any other product candidates that we may develop in the future, the rate and degree of market acceptance of nomlabofusp or any other product candidate, if approved, that we may develop in the future and our ability to serve those markets;
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
•
the extent to which geopolitical tensions, including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop;
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 14, 2024. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$110,125	$26,749
Short-term marketable securities	117,171	60,041
Prepaid expenses and other current assets	3,657	3,385
Total current assets	230,953	90,175
Long-term marketable securities	11,711	—
Property and equipment, net	604	684
Operating lease right-of-use assets	2,920	3,078
Restricted cash	1,339	1,339
Other assets	678	659
Total assets	$248,205	$95,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,918	$1,283
Accrued expenses	10,098	7,386
Operating lease liabilities, current	825	837
Total current liabilities	12,841	9,506
Operating lease liabilities	4,520	4,709
Total liabilities	17,361	14,215
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 63,800,017 and 43,909,069 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	64	43
Additional paid-in capital	434,013	270,150
Accumulated deficit	(203,208)	(188,554)
Accumulated other comprehensive gain (loss)	(25)	81
Total stockholders’ equity	230,844	81,720
Total liabilities and stockholders’ equity	$248,205	$95,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$12,939	$4,562
General and administrative	3,795	3,075
Total operating expenses	16,734	7,637
Loss from operations	(16,734)	(7,637)
Other income, net	2,080	1,111
Net loss	$(14,654)	$(6,526)
Net loss per share, basic and diluted	$(0.27)	$(0.15)
Weighted average common shares outstanding, basic and diluted	53,553,707	43,897,603
Comprehensive loss:
Net loss	$(14,654)	$(6,526)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(106)	31
Total other comprehensive gain (loss)	(106)	31
Total comprehensive loss	$(14,760)	$(6,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720
Issuance of common stock, net	19,736,842	20	161,736	—	—	161,756
Vesting of restricted stock units	153,750	1	(1)	—	—	—
Exercise of stock options	356	—	—	—	—	—
Stock-based compensation expense	—	—	2,128	—	—	2,128
Unrealized loss on marketable securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(14,654)	—	(14,654)
Balances as of March 31, 2024	63,800,017	$64	$434,013	$(203,208)	$(25)	$230,844

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	1,833	—	—	1,833
Unrealized gain on marketable securities	—	—	—	—	31	31
Net loss	—	—	—	(6,526)	—	(6,526)
Balances as of March 31, 2023	43,269,200	$43	$264,329	$(158,131)	$—	$106,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,654)	$(6,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,128	1,833
Lease expense	(43)	(24)
Depreciation expense	80	78
Amortization of premium on marketable securities	(583)	(616)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(272)	371
Accounts payable	290	(991)
Accrued expenses	2,662	(1,682)
Other assets	(19)	6
Net cash used in operating activities:	(10,411)	(7,551)
Cash flows from investing activities:
Purchase of marketable securities	(84,864)	—
Maturities and sales of marketable securities	16,500	92,250
Net cash provided by (used in) investing activities	(68,364)	92,250
Cash flows from financing activities:	—	—
Proceeds from issuance of equity securities, net of issuance costs	162,151	—
Net cash provided by financing activities	162,151	—
Net increase in cash, cash equivalents and restricted cash	83,376	84,699
Cash, cash equivalents and restricted cash at beginning of period	28,088	28,164
Cash, cash equivalents and restricted cash at end of period	$111,464	$112,863
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expense	$395	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601 ), is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich’s ataxia ("FA"). FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

The Company has completed two phase 1 studies of nomlabofusp, a Phase 2 dose exploration study, and recently initiated an open label extension study (“OLE”) in patients with FA.

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

In July 2023, following the FDA’s review of the Company's complete response to the partial clinical hold, the FDA cleared initiation of a second cohort at 50 mg of our four-week, placebo-controlled, Phase 2 dose exploration trial and initiation of an OLE study with daily dosing of 25 mg.

In February 2024, the Company reported positive top-line data and successful completion of their four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and let to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. The initiation of additional U.S. clinical trials evaluating nomlabofusp are contingent on FDA review of data under the partial clinical hold.

In January 2024, the Company initiated the OLE trial, discussed above, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Additional patients continue to be enrolled and dosed and additional clinical sites added. Participants who completed treatment in the Phase 2 dose exploration study, or who previously completed a prior clinical trial of nomlabofusp, are potentially eligible to screen for the OLE study. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Dose escalation in the OLE study is contingent on the FDA’s review of data from the 50 mg cohort of the Phase 2 study and available data from the OLE study, due to the continued partial clinical hold. Interim data is expected in the fourth quarter of 2024. In addition, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database.

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

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024, condensed consolidated results of operations for the three months ended March 31, 2024 and condensed consolidated statement of cash flows for the three months ended March 31, 2024 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $14.7 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $203.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2024, the Company had approximately $239.0 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents and marketable securities upon the merger with Zafgen, Inc. ("Zafgen") and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In February 2024, the Company completed an underwritten public offering in which the Company issued and sold 19,736,842 shares of its common stock at a public offering price of $8.74 per share. The Company received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

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

The Company excluded 6,555,145 and 4,974,521 common stock equivalents outstanding as of March 31, 2024 and 2023, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2024 and December 31, 2023:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2024
Cash equivalents:
Money market funds invested in government securities	$69,905	$69,905	$—	$—
U.S. Treasury Bills	39,813	39,813	—	—
Total cash equivalents	109,718	109,718	—	—

Marketable securities:
U.S. Treasury Bills	23,058	23,058	—	—
U.S. Government securities	79,835	—	79,835	—
Corporate bonds	25,989	—	25,989	—
Total marketable securities	128,882	23,058	105,824	—
Total cash equivalents and marketable securities	$238,600	$132,776	$105,824	$—

December 31, 2023
Cash equivalents:
Money market funds invested in government securities	$24,701	$24,701	$—	$—
Total cash equivalents	24,701	24,701	—	—

Marketable securities:
U.S. Treasury Bills	17,334	17,334	—	—
U.S. Government securities	35,719	—	35,719	—
Corporate bonds	6,988	—	6,988	—
Total marketable securities	60,041	17,334	42,707	—
Total cash equivalents and marketable securities	$84,742	$42,035	$42,707	$—

The accrued interest receivable related to the Company’s investments was $1.1 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of March 31, 2024 and December 31, 2023, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of March 31, 2024 and December 31, 2023, no allowances for credit losses for the Company’s investments were recorded. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

Marketable securities

The following table summarizes the Company's marketable securities as of March 31, 2024 and December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2024
Assets:
U.S. Treasury Bills	$23,061	$—	$(3)	$23,058
U.S. Government securities	79,849	6	(20)	79,835
Corporate bonds	25,997	3	(11)	25,989
Total marketable securities	$128,907	$9	$(34)	$128,882

December 31, 2023
Assets:
U.S. Treasury Bills	$17,330	$4	$—	$17,334
U.S. Government securities	35,653	66	—	35,719
Corporate bonds	6,977	11	—	6,988
Total marketable securities	$59,960	$81	$—	$60,041

No marketable securities held as of March 31, 2024 or December 31, 2023, had remaining maturities greater than two years.

As of March 31, 2024 and December 31, 2023, the Company held no investments that have been in a continuous loss position for 12 months or longer.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Prepaid research and development expenses	$1,786	$1,994
Interest receivable	1,079	332
Prepaid insurance	448	682
Other prepaid expenses and other assets	344	377
	$3,657	$3,385

5.
Fixed Assets

Fixed assets, net consisted of the following:

		March 31,	December 31,
	Useful Life	2024	2023
		(in thousands)
Computer equipment	5 years	$117	$117
Lab equipment	5 years	1,192	1,192
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	45	45
		1,909	1,909
Less: Accumulated depreciation		(1,305)	(1,225)
		$604	$684

Depreciation expense was $0.1 million for each of the three months ended March 31, 2024 and 2023. In addition, for the three months ended March 31, 2024 and 2023, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Accrued research and development expenses	$8,804	$4,594
Accrued payroll and related expenses	788	2,365
Accrued other	506	427
	$10,098	$7,386

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

As of March 31, 2024,the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 63,800,017 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In February 2024, the Company completed an underwritten public offering in which the Company issued and sold 19,736,842 shares of its common stock at a public offering price of $8.74 per share. The Company received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

ATM Agreement

In November 2022, the Company entered into a Sales Agreement (the "2022 ATM Agreement") with a Guggenheim Securities, LLC as a sales agent in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50.0 million of shares of common stock (the “2022 ATM Shares”) from time to time. In February 2024, in connection with the underwritten public offering described above, the Company terminated the 2022 ATM Agreement. No ATM Shares were ever sold pursuant to the 2022 ATM Agreement.

In May 2024, the Company entered into a sales agreement (the "ATM Agreement") with a Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $100.0 million of shares of common stock (the “ATM Shares”) from time to time.

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

As permitted by the 2020 Plan, the Company added 1,756,363 and 1,730,768 shares available for grant to the 2020 Plan on January 1, 2024 and January 1, 2023, respectively. As of March 31, 2024, 1,222,219 shares of common stock were available for grant under the 2020 Plan.

During the twelve months ended December 31, 2023, options to purchase 224,437 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan. No such options were cancelled in the three months ended March 31, 2024.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

March 31,
2024
Risk-free interest rate	4.06%
Expected term (in years)	6.25
Expected volatility	96%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2023	4,273,502	$9.06	7.8
Options granted	1,580,377	4.42
Options exercised	(356)	2.95
Options forfeited/expired	(5,000)	11.38
Outstanding as of March 31, 2024	5,848,523	$7.81	8.1	$11.0
Exercisable as of March 31, 2024	2,419,698	$11.39	6.7	$1.5
Vested and expected to vest as of March 31, 2024	5,848,523	$7.81	8.1	$11.0
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at March 31, 2024.

Option Grants

During the three months ended March 31, 2024, the Company granted options to purchase 1,580,377 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under the 2020 Plan during the three months ended March 31, 2024 was $3.52.

As of March 31, 2024, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $12.5 million, which is expected to be recognized over a weighted average period of 2.57 years.

Inducement Stock Option Grant

There were no inducement awards granted in the three months ended March 31, 2024.

As of March 31, 2024, total unrecognized compensation expense related to unvested inducement options granted was $1.0 million, which is expected to be recognized over a weighted average period of 3.03 years.

Restricted Stock Units

In January 2024, RSUs were granted under the 2020 Plan to certain of the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the three months ended March 31, 2024 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2023	615,000	$4.94	1.6
Restricted stock units granted	245,372	4.21
Restricted stock units vested	(153,750)	4.94
Outstanding as of March 31, 2024	706,622	$4.69	2.0	$5.4
Unvested and expected to vest as of March 31, 2024	706,622	$4.69	2.0	$5.4

Restricted Stock Unit Grants

During the three months ended March 31, 2024, the Company granted 245,372 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value of $4.21 per unit.

As of March 31, 2024, total unrecognized compensation expense for RSUs was $3.1 million, which is expected to be recognized over a weighted-average period of 3.14 years.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$911	$743
General and administrative	1,217	1,090
	$2,128	$1,833

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

The right of use assets and lease liabilities with both these leases are reflected in the financial statements for three months ended March 31, 2024 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

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

On October 16, 2023, the Company entered into an operating lease for lab space in King of Prussia, Pennsylvania for a period of four years. Due to required tenant improvements to be completed by the landlord, the Company did not take immediate possession of the leased property and the lease term is expected to commence in the second quarter of 2024. The Company will not record a right of use asset or lease liability until the lease commencement date.

Lease Expense

Expense arising from operating leases was $0.1 million during each of the three months ended March 31, 2024 and 2023. For operating leases, the weighted-average remaining lease term for leases at March 31, 2024 and December 31, 2023 was 5.2 and 5.5 years, respectively. For operating leases, the weighted average discount rate for leases at March 31, 2024 and December 31, 2023 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of March 31, 2024 are as follows:

Operating
(in thousands)	Leases
Nine months ending December 31, 2024	$1,036
Year ended December 31, 2025	1,403
Year ended December 31, 2026	1,328
Year ended December 31, 2027	1,118
Year ended December 31, 2028	1,136
Thereafter	959
Total lease payments	6,980
Less: imputed interest	(1,635)
Present value of lease liabilities	$5,345

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 (the "2023 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2023 Annual Report, in addition to the "Risk Factors" and “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver tissue frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to increase FXN levels in patients with FA.

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

Nomlabofusp Program Update

Clinical Trials

We have completed two Phase 1 clinical trials, a Phase 2 dose exploration trial, and recently initiated an open label extension study (“OLE”) in patients with FA.

In May 2021, after reporting positive top-line data from our Phase 1 FA program, the U.S. Food and Drug Administration (“FDA”) placed a clinical hold on the our nomlabofusp clinical program after we notified the FDA of mortalities at the highest dose levels of a 26-week non-human primate toxicology study that was designed to support extended dosing of patients with nomlabofusp. In August 2022, we submitted a complete response to the clinical hold following a Type C Meeting with the FDA, and proposed as nomlabofusp's next clinical trial a Phase 2, four-week, dose exploration study in FA patients starting at the lower dose levels tested in our Phase 1 multiple-ascending dose clinical trial. In September 2022, the FDA lifted its full clinical hold on the nomlabofusp program and imposed a partial clinical hold.

In May 2023, we announced top-line data from its completed 25 mg cohort of a Phase 2, four-week, dose exploration trial of nomlabofusp in patients with FA and provided a complete response to the FDA in June 2023, which included unblinded safety, pharmacokinetic ("PK"), and pharmacodynamic ("PD") data from the Phase 2 trial’s completed 25 mg cohort.

In June 2023, we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of a second cohort at 50 mg of our four-week, placebo-controlled, Phase 2 dose exploration trial and initiation of an OLE study with daily dosing of 25 mg.

In February 2024, we reported positive top-line data and successful completion of their four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and let to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. The initiation of additional U.S. clinical trials evaluating nomlabofusp are contingent on FDA review of data under the partial clinical hold.

In January 2024, we initiated the OLE trial, discussed above, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Additional patients continue to be enrolled and dosed and additional clinical sites added. Participants who completed treatment in the Phase 2 dose exploration study, or who previously completed a prior clinical trial of nomlabofusp, are potentially eligible to screen for the OLE study. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. Dose escalation in the OLE study is contingent on the FDA’s review of data from the 50 mg cohort of the Phase 2 study and available data from the OLE study, due to the continued partial clinical hold. Interim data is expected in the fourth quarter of 2024. In addition, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database.

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

In February 2024, we completed an underwritten public offering in which we issued and sold 19,736,842 shares of our common stock at a public offering price of $8.74 per share. We received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

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

Results of Operations

Comparison of three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$12,939	$4,562	$8,377
General and administrative	3,795	3,075	720
Total operating expenses	16,734	7,637	9,097
Loss from operations	(16,734)	(7,637)	(9,097)
Other income (expense), net	2,080	1,111	969
Net loss	$(14,654)	$(6,526)	$(8,128)

Research and development expenses

Research and development expenses for the three months ended March 31, 2024 increased $8.4 million compared to the three months ended March 31, 2023. The increase in research and development expenses was primarily driven by an increase of $5.7 million in nomlabofusp manufacturing costs, an increase of $1.0 million in clinical costs primarily associated with the OLE study which began dosing patients in the first quarter of 2024, an increase of $1.0 million in personnel expense due to increased headcount, an increase of $0.3 million in consulting fees and an increase of $0.2 million in stock compensation expense associated with grants made in the first quarter of 2024.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 increased $0.7 million compared to the three months ended March 31, 2023. The increase in general and administrative expenses was primarily driven by an increase of $0.2 million in personnel expense, an increase of $0.2 million in legal fees, an increase of $0.1 million in stock compensation expense associated with grants made in the first quarter of 2024.

Other income (expense), net

Other income (expense), net was $2.1 million income in the first quarter of 2024 compared to $1.1 million income in the first quarter of 2023. The first quarter of 2024 primarily relates to interest income which increased as compared to the first quarter of 2023 due to a higher investment base and higher interest rates on that base.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(10,411)	$(7,551)
Net cash provided by (used in) investing activities	(68,364)	92,250
Net cash provided by financing activities	162,151	—
Net increase in cash, cash equivalents and restricted cash	$83,376	$84,699

Net cash used in operating activities

During the three months ended March 31, 2024, operating activities used $10.4 million of cash, resulting from our net loss of $14.7 million, adjusted for noncash expenses of $1.6 million and changes in our operating assets and liabilities resulting in a source of cash of $2.7 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expenses. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses.

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

Net cash provided by (used in) investing activities

During the three months ended March 31, 2024, investing activities used $68.4 million of cash to purchase $84.9 million of marketable securities, partially offset by $16.5 million of cash provided by maturities of marketable securities.

During the three months ended March 31, 2023, investing activities provided $92.3 million of cash from maturities of marketable securities.

Net cash provided by financing activities

During the three months ended March 31, 2024, financing activities provided $162.2 million of cash flows primarily from an offering of common stock.

During the three months ended March 31, 2023, there were no financing activities.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $14.7 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $203.2 million and cash and cash equivalents of $239.0 million, excluding restricted cash of $1.3 million.

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

In February 2024, we completed an underwritten public offering in which we issued and sold 19,736,842 shares of our common stock and received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses. We anticipate that our current cash, cash equivalents and marketable securities will fund operations into 2026. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the quarter ended March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended March 31, 2024, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2023 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2023 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2024 “At-the-Market” Offering Agreement

On May 9, 2024, we entered into a Sales Agreement with Guggenheim Securities, LLC as sales agent (the “Agent”), in connection with the establishment of an “at-the-market” offering program under which we may sell shares of our common stock (the “ATM Shares”) from time to time through the Agent (the “ATM Agreement”).

Under the ATM Agreement, we will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, pursuant to the ATM Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We will pay the Agent a commission of up to 3.0% of the gross proceeds of any ATM Shares sold through the Agent under the ATM Agreement and have agreed to reimburse the Agent for certain specified expenses. The ATM Agreement contains customary representations, warranties and agreements by us, indemnification obligations of us and the Agent, other obligations of the parties and termination provisions. We have no obligation to sell any of the ATM Shares, and may at any time suspend offers under the ATM Agreement.

The ATM Shares will be offered and sold pursuant to our Registration Statement on Form S-3 filed by the Company on May 9, 2024 (the “Registration Statement”) and the sales agreement prospectus that forms a part of such Registration Statement, following such time, if ever, as the Registration Statement is declared effective by the Securities and Exchange Commission.

The foregoing description of the ATM Agreement is not complete and is qualified in its entirety by reference to the ATM Agreement, a copy of which is filed as exhibit 10.1 to this Quarterly Report.

This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the ATM Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Sales Agreement, dated as of May 9, 2024, by and between the Company and Guggenheim Securities, LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tag re embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARIMAR THERAPEUTICS, INC.

Date: May 9, 2024	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)