Form 10-Q
period 2024-06-30
Larimar Therapeutics, Inc.
filed 2024-08-08
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, there were 63,806,628 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency ("EMA") and/or other comparable regulatory authorities for marketing approval for nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601 ) or any other product candidates that we may develop in the future and unexpected costs that may result therefrom;
•
our ability to continue to successfully execute our ongoing open label extension study (“OLE”), including the timing of site initiations and rate of patient enrollment, and our ability to pursue dose escalation;
•
our ability to benefit from participating in the FDA’s Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) pilot program for the development of nomlabofusp;
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
•
the extent to which geopolitical tensions, including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes,economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop;
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 14, 2024 and our Quarterly Report on Form 10-Q filed on May [9], 2024. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$32,311	$26,749
Short-term marketable securities	193,753	60,041
Prepaid expenses and other current assets	5,066	3,385
Total current assets	231,130	90,175
Property and equipment, net	844	684
Operating lease right-of-use assets	3,213	3,078
Restricted cash	1,339	1,339
Other assets	636	659
Total assets	$237,162	$95,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,917	$1,283
Accrued expenses	17,246	7,386
Operating lease liabilities, current	992	837
Total current liabilities	21,155	9,506
Operating lease liabilities	4,603	4,709
Total liabilities	25,758	14,215
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 63,802,517 and 43,909,069 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	64	43
Additional paid-in capital	436,325	270,150
Accumulated deficit	(224,835)	(188,554)
Accumulated other comprehensive gain (loss)	(150)	81
Total stockholders’ equity	211,404	81,720
Total liabilities and stockholders’ equity	$237,162	$95,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$19,682	$5,875	$32,621	$10,437
General and administrative	4,917	3,745	8,712	6,820
Total operating expenses	24,599	9,620	41,333	17,257
Loss from operations	(24,599)	(9,620)	(41,333)	(17,257)
Other income, net	2,972	1,254	5,052	2,365
Net loss	$(21,627)	$(8,366)	$(36,281)	$(14,892)
Net loss per share, basic and diluted	$(0.34)	$(0.19)	$(0.62)	$(0.34)
Weighted average common shares outstanding, basic and diluted	63,801,792	43,897,603	58,677,749	43,897,603
Comprehensive loss:
Net loss	$(21,627)	$(8,366)	$(36,281)	$(14,892)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(125)	12	(231)	43
Total other comprehensive gain (loss)	(125)	12	(231)	43
Total comprehensive loss	$(21,752)	$(8,354)	$(36,512)	$(14,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720
Issuance of common stock, net	19,736,842	20	161,736	—	—	161,756
Vesting of restricted stock units	153,750	1	(1)	—	—	—
Exercise of stock options	356	—	—	—	—	—
Stock-based compensation expense	—	—	2,128	—	—	2,128
Unrealized loss on marketable securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(14,654)	—	(14,654)
Balances as of March 31, 2024	63,800,017	$64	$434,013	$(203,208)	$(25)	$230,844
Stock-based compensation expense	—	—	2,301	—	—	2,301
Exercise of stock options	2,500	—	11	—	—	11
Unrealized loss on marketable debt securities	—	—	—	—	(125)	(125)
Net loss	—	—	—	(21,627)	—	(21,627)
Balances as of June 30, 2024	63,802,517	$64	$436,325	$(224,835)	$(150)	$211,404

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	1,833	—	—	1,833
Unrealized gain on marketable securities	—	—	—	—	31	31
Net loss	—	—	—	(6,526)	—	(6,526)
Balances as of March 31, 2023	43,269,200	$43	$264,329	$(158,131)	$—	$106,241
Stock-based compensation expense	—	—	2,043	—	—	2,043
Unrealized gain on marketable debt securities	—	—	—	—	12	12
Net loss	—	—	—	(8,366)	—	(8,366)
Balances as of June 30, 2023	43,269,200	$43	$266,372	$(166,497)	$12	$99,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,281)	$(14,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,429	3,876
Lease expense	(86)	(51)
Depreciation expense	167	154
Amortization of premium on marketable securities	(2,361)	(645)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,681)	33
Accounts payable	1,626	658
Accrued expenses	9,765	(4,043)
Other assets	23	(6)
Net cash used in operating activities:	(24,399)	(14,916)
Cash flows from investing activities:
Purchases of property and equipment	(274)	—
Purchases of marketable securities	(166,582)	(9,847)
Maturities and sales of marketable securities	35,000	92,259
Net cash provided by (used in) investing activities	(131,856)	82,412
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	161,806	—
Proceeds from exercise of stock options and warrants	11	—
Net cash provided by financing activities	161,817	—
Net increase in cash, cash equivalents and restricted cash	5,562	67,496
Cash, cash equivalents and restricted cash at beginning of period	28,088	28,164
Cash, cash equivalents and restricted cash at end of period	$33,650	$95,660
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$53	$—
Offering costs included in accrued expense	$50	$—
Leased assets obtained in exchange for new operating lease liabilities	$465	$—

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

The Company has completed two phase 1 studies of nomlabofusp, a Phase 2 dose exploration study, and initiated an open label extension study (“OLE”) in patients with FA in January, 2024.

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

In February 2024, the Company reported positive top-line data and successful completion of their four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and led to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. In May 2024 the FDA removed the partial clinical hold on the development of nomlabofusp

In March 2024, the Company dosed the first patient in the OLE trial, discussed above, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver,This study is ongoing with all seven sites activated and additional patients continue to be enrolled and dosed. Participants who completed treatment in the Phase 2 dose exploration study, or who previously completed a prior clinical trial of nomlabofusp, are potentially eligible to screen for the OLE study. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database. Dose escalation to the 50 mg dose in the OLE study is currently planned following further characterization of the frataxin pharmacodynamics (PD) at the 25 mg dose. Interim data is expected in the fourth quarter of 2024.

The Company has had separate discussions with the FDA regarding the use of tissue FXN levels as a novel surrogate endpoint. The FDA acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. The Company intends to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach

The Company plans to expand the nomlabofusp clinical program into adolescent (12-17 years old) and pediatric (2-11 years old) patients with FA. The Company expects to initiate a pharmacokinetics (PK) run-in study in adolescents by the end of this year and expects to transition these study participants into the ongoing OLE study upon completion of the PK study. The run-in-study will enroll 12-15 adolescent patients who will be randomized 2:1 to receive either nomlabofusp or placebo daily. The Company is also planning the initiation of a global confirmatory study by mid-2025 with potential sites in the U.S., Europe, the U.K., Canada and Australia. The Biologics License Application (BLA) filing is targeted in the second half of 2025 to support accelerated approval.

On May 30, 2024, the Company announced that the FDA's Center for Drug Evaluation and Research (CDER) had selected nomlabofusp as one of a few programs for participation in the Support for Clinical Trials Advancing Rare Disease Therapeutics ("START") Pilot Program. The objective of the program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advise and regular communication with the FDA staff to expedite the review process of biologics and drugs.

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

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 and the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2024, condensed consolidated results of operations for the three and six months ended June 30, 2024 and condensed consolidated statement of cash flows for the six months ended June 30, 2024 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $36.3 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, the Company had an accumulated deficit of $224.8 million. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2024, the Company had approximately $226.1 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements into 2026. If the timing of the Company's clinical assumptions are delayed, or if there are other forecasted assumption changes that negatively impact its operating plan, the Company could reduce expenditures in order to further extend cash resources.

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

There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes and the ability of the U.S. government to manage federal debt limits as well as the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

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

The Company excluded 6,900,232 and 5,129,327 common stock equivalents outstanding as of June 30, 2024 and 2023, respectively, from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2024 and December 31, 2023:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2024
Cash equivalents:
Money market funds invested in government securities	$27,476	$27,476	$—	$—
Total cash equivalents	27,476	27,476	—	—

Marketable securities:
U.S. Treasury Bills	34,584	34,584	—	—
U.S. Government securities	159,169	—	159,169	—
Total marketable securities	193,753	34,584	159,169	—
Total cash equivalents and marketable securities	$221,229	$62,060	$159,169	$—

December 31, 2023
Cash equivalents:
Money market funds invested in government securities	$24,701	$24,701	$—	$—
Total cash equivalents	24,701	24,701	—	—

Marketable securities:
U.S. Treasury Bills	17,334	17,334	—	—
U.S. Government securities	35,719	—	35,719	—
Corporate bonds	6,988	—	6,988	—
Total marketable securities	60,041	17,334	42,707	—
Total cash equivalents and marketable securities	$84,742	$42,035	$42,707	$—

The accrued interest receivable related to the Company’s investments was $0.8 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of June 30, 2024 and December 31, 2023, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2024 and December 31, 2023, no allowances for credit losses for the Company’s investments were recorded. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

Marketable securities

The following table summarizes the Company's marketable securities as of June 30, 2024 and December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2024
Assets:
U.S. Treasury Bills	$34,588	$—	$(4)	$34,584
U.S. Government securities	159,315	—	(146)	159,169
Total marketable securities	$193,903	$—	$(150)	$193,753

December 31, 2023
Assets:
U.S. Treasury Bills	$17,330	$4	$—	$17,334
U.S. Government securities	35,653	66	—	35,719
Corporate bonds	6,977	11	—	6,988
Total marketable securities	$59,960	$81	$—	$60,041

No marketable securities held as of June 30, 2024 or December 31, 2023, had remaining maturities greater than two years.

As of June 30, 2024 and December 31, 2023, the Company held no investments that have been in a continuous loss position for 12 months or longer.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Prepaid research and development expenses	$3,733	$1,994
Interest receivable	751	332
Prepaid insurance	273	682
Other prepaid expenses and other assets	309	377
	$5,066	$3,385

5.
Fixed Assets

Fixed assets, net consisted of the following:

		June 30,	December 31,
	Useful Life	2024	2023
		(in thousands)
Computer equipment	5 years	$117	$117
Lab equipment	5 years	1,519	1,192
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	45	45
		2,236	1,909
Less: Accumulated depreciation		(1,392)	(1,225)
		$844	$684

Depreciation expense was $0.1 million for the three and six months ended June 30, 2024 and 2023, respectively. In addition, for the three and six months ended June 30, 2024 and 2023, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Accrued research and development expenses	$14,629	$4,594
Accrued payroll and related expenses	1,538	2,365
Accrued other	1,079	427
	$17,246	$7,386

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

As of June 30, 2024,the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 63,802,517 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In February 2024, the Company completed an underwritten public offering in which the Company issued and sold 19,736,842 shares of its common stock at a public offering price of $8.74 per share. The Company received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

ATM Agreement

In November 2022, the Company entered into a Sales Agreement (the "2022 ATM Agreement") with Guggenheim Securities, LLC as a sales agent in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50.0 million of shares of common stock (the “2022 ATM Shares”) from time to time. In February 2024, in connection with the underwritten public offering described above, the Company terminated the 2022 ATM Agreement. No ATM Shares were ever sold pursuant to the 2022 ATM Agreement.

In May 2024, the Company entered into a sales agreement (the "ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $100.0 million of shares of common stock (the “ATM Shares”) from time to time.To date, no sales of common stock have been made under this ATM Agreement.

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

As permitted by the 2020 Plan, the Company added 1,756,363 and 1,730,768 shares available for grant to the 2020 Plan on January 1, 2024 and January 1, 2023, respectively. As of June 30, 2024, 874,632 shares of common stock were available for grant under the 2020 Plan.

During the twelve months ended December 31, 2023, options to purchase 224,437 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan. No such options were cancelled in the six months ended June 30, 2024.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

June 30,
2024
Risk-free interest rate	4.15%
Expected term (in years)	6.21
Expected volatility	96%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2023	4,273,502	$9.06	7.8
Options granted	1,962,477	5.05
Options exercised	(2,856)	4.69
Options forfeited/expired	(33,150)	13.39
Outstanding as of June 30, 2024	6,199,973	$7.77	8.0	$9.8
Exercisable as of June 30, 2024	2,691,015	$10.96	6.6	$1.8
Vested and expected to vest as of June 30, 2024	6,199,973	$7.77	8.0	$9.8
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at June 30, 2024.

Option Grants

During the six months ended June 30, 2024, the Company granted options to purchase 1,962,477 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 1,962,477 options granted, 1,867,477 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 95,000 options were annual grants to the Company's directors and vest one year from the grant date. The weighted-average grant date fair value of options granted under the 2020 Plan during the six months ended June 30, 2024 was $4.01.

As of June 30, 2024, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $12.8 million, which is expected to be recognized over a weighted average period of 2.62 years.

Inducement Stock Option Grant

There were no inducement awards granted in the six months ended June 30, 2024.

As of June 30, 2024, total unrecognized compensation expense related to unvested inducement options granted was $0.9 million, which is expected to be recognized over a weighted average period of 2.78 years.

Restricted Stock Units

In January 2024, RSUs were granted under the 2020 Plan to certain of the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the six months ended June 30, 2024 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2023	615,000	$4.94	1.6
Restricted stock units granted	245,372	4.21
Restricted stock units vested	(153,750)	4.94
Restricted stock units forfeited	(6,363)	4.73
Outstanding as of June 30, 2024	700,259	$4.69	1.8	$5.1
Unvested and expected to vest as of June 30, 2024	700,259	$4.69	1.8	$5.1

Restricted Stock Unit Grants

During the six months ended June 30, 2024, the Company granted 245,372 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value of $4.21 per unit.

As of June 30, 2024, total unrecognized compensation expense for RSUs was $2.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$987	$864	$1,898	$1,608
General and administrative	1,314	1,178	2,531	2,268
	$2,301	$2,042	$4,429	$3,876

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

The right of use assets and lease liabilities with both these leases are reflected in the financial statements for six months ended June 30, 2024 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

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

Lab Space

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years. On August 4, 2020, the Company executed the first option to extend the lease for an additional year, expiring on December 31, 2021. On August 9, 2021, the Company executed the remaining option to extend the lease for an additional year, expiring on December 31, 2022. In September 2023, the Company executed extended this lease for an additional year with the option to terminate with four months notice, On March 28, 2024, the Company gave the requisite notice and vacated the property in May 2024.

On October 16, 2023, the Company entered into an operating lease for lab space in King of Prussia, Pennsylvania for a period of four years. Due to required tenant improvements to be completed by the landlord, the Company did not take immediate possession of the leased property. The actual lease term commenced on May 10, 2024. Upon commencement of the lease term, the Company recorded a right of use asset and lease liability of $0.5 million which are reflected in these condensed consolidated financial statements.

Lease Expense

Expense arising from operating leases was $0.1 million and $0.3 million during the three and six months ended June 30, 2024, respectively. Expense arising from operating leases was $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively. For operating leases, the weighted-average remaining lease term for leases at June 30, 2024 and December 31, 2023 was 4.9 and 5.5 years, respectively. For operating leases, the weighted average discount rate for leases at June 30, 2024 and December 31, 2023 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of June 30, 2024 are as follows:

Operating
(in thousands)	Leases
Six months ending December 31, 2024	$761
Year ended December 31, 2025	1,543
Year ended December 31, 2026	1,473
Year ended December 31, 2027	1,267
Year ended December 31, 2028	1,189
Thereafter	959
Total lease payments	7,192
Less: imputed interest	(1,597)
Present value of lease liabilities	$5,595

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party

In May 2024, the Company entered into an agreement with the Friedreich’s Ataxia Research Alliance (FARA) to join the TRACK-FA Neuroimaging Consortium that includes pharmaceutical, biotechnology, academic and clinical partners. The consortium will conduct a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials. As an industry partner, the Company will help fund the study and contribute to the study design, research activities, and analysis. The Company will have access to all study data for use in its regulatory filings, as appropriate. The Company incurred $0.8M of costs related to the Track-FA program in the second quarter of 2024 and will fund future costs going forward. One of the Company’s Directors is also a director of FARA.

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

In July 2023, following the FDA’s review of our complete response to the partial clinical hold, the FDA cleared initiation of a second cohort at 50 mg of our four-week, placebo-controlled, Phase 2 dose exploration trial and initiation of an OLE study with daily dosing of 25 mg. In May 2024 the FDA removed the partial clinical hold.

In February 2024, we reported positive top-line data and successful completion of their four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and led to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. In May 2024 the FDA removed the partial clinical hold on the development of nomlabofusp.

In March 2024, the first patient was dosed in the OLE trial, discussed above, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. This study is ongoing with all 7 sites activated and additional patients continue to be enrolled. Participants who completed treatment in the Phase 2 dose exploration study, or who previously completed a prior clinical trial of nomlabofusp, are potentially eligible to screen for the OLE study. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study (FACOMS) database. Dose escalation to the 50 mg dose in the OLE study is currently planned following further characterization of the frataxin pharmacodynamics (PD) at the 25 mg dose. Interim data is expected in the fourth quarter of 2024.

We also had separate discussions with the FDA regarding the use of tissue FXN levels as a novel surrogate endpoint. The FDA acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. We intend to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach.

We plan to expand the nomlabofusp clinical program into adolescent (12-17 years old) and pediatric (2-11 years old) patients with FA. The Company expects to initiate a pharmacokinetics (PK)run-in study in adolescents by the end of this year and expects to transition these study participants into the ongoing OLE study upon completion of the PK study. The run-in-study will enroll 12-15 adolescent patients who will be randomized 2:1 to receive either nomlabofusp or placebo daily. The Company is also planning the initiation of a global confirmatory study by mid-2025 with potential sites in the U.S., Europe, the U.K., Canada and Australia. The Biologics License Application (BLA) filing is targeted in the second half of 2025 to support accelerated approval.

On May 30, 2024, we announced that the FDA's Center for Drug Evaluation and Research ("CDER") had selected nomlabofusp as one of a few programs for participation in the Support for Clinical Trials Advancing Rare Disease Therapeutics ("Start") Pilot Program. The objective of the START Pilot Program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advise and regular communication with the FDA staff to expedite the review process for biologics and drugs.

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

In May 2024, we entered into a Sales Agreement (the "ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $100.0 million of shares of our common stock from time to time. To date, we have made no sales under this ATM agreement.

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

Results of Operations

Comparison of three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$19,682	$5,875	$13,807
General and administrative	4,917	3,745	1,172
Total operating expenses	24,599	9,620	14,979
Loss from operations	(24,599)	(9,620)	(14,979)
Other income (expense), net	2,972	1,254	1,718
Net loss	$(21,627)	$(8,366)	$(13,261)

Research and development expenses

Research and development expenses for the three months ended June 30, 2024 increased $13.8 million compared to the three months ended June 30, 2023. The increase in research and development expenses was primarily driven by an increase of $10.6 million in nomlabofusp manufacturing costs, an increase of $2.1 million in clinical costs primarily associated with the OLE study which began dosing patients in the first quarter of 2024 and initial costs related to the Company's participation in the Friedreich's Ataxia Research Alliances (FARA) Track-FA program, an increase of $1.1 million in personnel expense due to increased headcount.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 increased $1.2 million compared to the three months ended June 30, 2023. The increase in general and administrative expenses was primarily driven by an increase of $0.6 million in professional fees primarily related to legal fees, consulting costs and other public company related expenses, an increase of $0.4 million in personnel expense and an increase of $0.1 million in higher stock compensation expense associated with grants made in the first quarter of 2024.

Other income (expense), net

Other income (expense), net was $3.0 million income in the three months ended June 30, 2024 compared to $1.3 million income in the three months ended June 30, 2023. The increase primarily relates to interest income earned on a higher investment base and with higher interest rates on that base.

Comparison of six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$32,621	$10,437	$22,184
General and administrative	8,712	6,820	1,892
Total operating expenses	41,333	17,257	24,076
Loss from operations	(41,333)	(17,257)	(24,076)
Other income (expense), net	5,052	2,365	2,687
Net loss	$(36,281)	$(14,892)	$(21,389)

Research and development expenses

Research and development expenses for the six months ended June 30, 2024 increased $22.2 million compared to the six months ended June 30, 2023. The increase in research and development expenses was primarily driven by an increase of $16.3 million in nomlabofusp manufacturing costs, an increase of $3.1 million in clinical costs primarily associated with the OLE study which began dosing patients in the first quarter of 2024 and the Track FA program discussed above, an increase of $2.0 million in personnel expense due to increased headcount, an increase of $0.3 million of internal laboratory costs and an increase of $0.3 million in stock compensation expense associated with grants made in the first quarter of 2024.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 increased $1.9 million compared to the six months ended June 30, 2023. The increase in general and administrative expenses was primarily driven by an increase of $0.8 million in professional fees primarily related to legal fees, consulting costs and other public company related expenses, an increase of $0.6 million in personnel expense, an increase of $0.3 million in stock compensation expense associated with grants made in the first quarter of 2024.

Other income (expense), net

Other income (expense), net was $5.1 million income in the six months ended June 30, 2024 compared to $2.4 million income in the six months ended June 30, 2023. The increase primarily relates to interest income earned on a higher investment base and with higher interest rates on that base.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(24,399)	$(14,916)
Net cash provided by (used in) investing activities	(131,856)	82,412
Net cash provided by financing activities	161,817	—
Net increase in cash, cash equivalents and restricted cash	$5,562	$67,496

Net cash used in operating activities

During the six months ended June 30, 2024, operating activities used $24.4 million of cash, resulting from our net loss of $36.3 million, adjusted for noncash expenses of $2.1 million and changes in our operating assets and liabilities resulting in a source of cash of $9.7 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to an increase in accrued expenses and accounts payable driven primarily by the increase in R&D activities discussed as well as an increase in prepaid expense.

During the six months ended June 30, 2023, operating activities used $14.9 million of cash, resulting from our net loss of $14.9 million, adjusted for noncash expenses of $3.3 million and changes in our operating assets and liabilities resulting in a source of cash of $3.4 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to a decrease in accrued expenses and offset by an increase in accounts payable.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2024, investing activities used $131.9 million of cash to purchase $166.6 million of marketable securities, partially offset by $35 million of cash provided by maturities of marketable securities.

During the six months ended June 30, 2023, investing activities provided $82.4 million of cash, including $92.3 million from maturities of marketable securities and partially offset by $9.8 million in purchases of marketable securities.

Net cash provided by financing activities

During the six months ended June 30, 2024, financing activities provided $161.8 million of cash flows primarily from an offering of common stock.

During the six months ended June 30, 2023, there were no financing activities.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $36.3 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $224.8 million and cash and cash equivalents of $226.1 million, excluding restricted cash of $1.3 million.

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

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners, strategic alliances or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes and the ability of the U.S. government to manage federal debt limits, as well as the potential impact of health crises on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

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

With respect to the quarter ended June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the six months ended June 30, 2024, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have been selected for participation in the START Pilot Program, however this may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that we will receive marketing approval.

In May 2024, we announced that the FDA’s CDER had selected nomlabofusp as one of a few programs for participation in the START Pilot Program. The objective of the START Pilot Program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA staff to expedite the review process for biologics and drugs. As a pilot program, this expanded communication process will test if reducing wait times associated with the formal FDA meeting process accelerates the pace of development for products intended to address unmet medical needs. Because the START Pilot Program is newly launched by the FDA, its potential advantages are uncertain. While we anticipate that participation in this START Pilot Program may assist us in completing our BLA submission and approval timelines, there can be no assurance that the START Pilot Program will accelerate our development timelines or likelihood of approval for nomlabofusp. In addition, the FDA could withdraw our selection for participation in the START Pilot Program at any time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Larimar Therapeutics, Inc.

10.1

Sales Agreement, dated as of May 9, 2024, by and between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024).

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

LARIMAR THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)