Form 10-Q
period 2024-09-30
Larimar Therapeutics, Inc.
filed 2024-10-30
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 28, 2024, there were 63,806,628 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
our ability to successfully execute our ongoing open label extension study (“OLE”), including the timing of site initiations and rate of patient enrollment, and our ability to pursue dose escalation;
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
•
given both approved and competing therapies and products for the treatment of FA, our ability to obtain and maintain designations or eligibility for expedited regulatory programs, and to commercialize current and future product candidates, if approved, (including the impact of potential barriers to entry if competitors are able to establish a strong market position before we are able to commercialize our products);
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
•
the extent to which geopolitical tensions, including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop;
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 14, 2024 and our Quarterly Reports on Form 10-Q filed on May 9, 2024 and August 8, 2024. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$35,067	$26,749
Short-term marketable securities	168,640	60,041
Prepaid expenses and other current assets	9,549	3,385
Total current assets	213,256	90,175
Property and equipment, net	779	684
Operating lease right-of-use assets	3,026	3,078
Restricted cash	1,339	1,339
Other assets	621	659
Total assets	$219,021	$95,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,686	$1,283
Accrued expenses	13,573	7,386
Operating lease liabilities, current	1,026	837
Total current liabilities	16,285	9,506
Operating lease liabilities	4,336	4,709
Total liabilities	20,621	14,215
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 63,806,628 and 43,909,069 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	64	43
Additional paid-in capital	438,312	270,150
Accumulated deficit	(240,334)	(188,554)
Accumulated other comprehensive gain	358	81
Total stockholders’ equity	198,400	81,720
Total liabilities and stockholders’ equity	$219,021	$95,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$13,919	$6,585	$46,540	$17,022
General and administrative	4,345	3,754	13,057	10,574
Total operating expenses	18,264	10,339	59,597	27,596
Loss from operations	(18,264)	(10,339)	(59,597)	(27,596)
Other income, net	2,765	1,275	7,817	3,640
Net loss	$(15,499)	$(9,064)	$(51,780)	$(23,956)
Net loss per share, basic and diluted	$(0.24)	$(0.21)	$(0.86)	$(0.55)
Weighted average common shares outstanding, basic and diluted	63,806,158	43,903,738	60,399,697	43,899,670
Comprehensive loss:
Net loss	$(15,499)	$(9,064)	$(51,780)	$(23,956)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	508	(5)	277	38
Total other comprehensive gain (loss)	508	(5)	277	38
Total comprehensive loss	$(14,991)	$(9,069)	$(51,503)	$(23,918)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720
Issuance of common stock, net	19,736,842	20	161,736	—	—	161,756
Vesting of restricted stock units	153,750	1	(1)	—	—	—
Exercise of stock options	356	—	—	—	—	—
Stock-based compensation expense	—	—	2,128	—	—	2,128
Unrealized loss on marketable securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(14,654)	—	(14,654)
Balances as of March 31, 2024	63,800,017	$64	$434,013	$(203,208)	$(25)	$230,844
Stock-based compensation expense	—	—	2,301	—	—	2,301
Exercise of stock options	2,500	—	11	—	—	11
Unrealized loss on marketable debt securities	—	—	—	—	(125)	(125)
Net loss	—	—	—	(21,627)	—	(21,627)
Balances as of June 30, 2024	63,802,517	$64	$436,325	$(224,835)	$(150)	$211,404
Stock-based compensation expense	—	—	1,957	—	—	1,957
Exercise of stock options	4,111	—	30	—	—	30
Unrealized gain on marketable debt securities	—	—	—	—	508	508
Net loss	—	—	—	(15,499)	—	(15,499)
Balances as of September 30, 2024	63,806,628	$64	$438,312	$(240,334)	$358	$198,400

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	1,833	—	—	1,833
Unrealized gain on marketable securities	—	—	—	—	31	31
Net loss	—	—	—	(6,526)	—	(6,526)
Balances as of March 31, 2023	43,269,200	$43	$264,329	$(158,131)	$—	$106,241
Stock-based compensation expense	—	—	2,043	—	—	2,043
Unrealized gain on marketable debt securities	—	—	—	—	12	12
Net loss	—	—	—	(8,366)	—	(8,366)
Balances as of June 30, 2023	43,269,200	$43	$266,372	$(166,497)	$12	$99,930
Stock-based compensation expense	—	—	1,821	—	—	1,821
Exercise of stock options	8,300	—	24	—	—	24
Exercise of warrants	628,403	—	6	—	—	6
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(9,064)	—	(9,064)
Balances as of September 30, 2023	43,905,903	$43	$268,223	$(175,561)	$7	$92,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,780)	$(23,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,386	5,697
Lease expense	(132)	(58)
Depreciation expense	241	230
Amortization of premium on marketable securities	(4,074)	(1,210)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,164)	(579)
Accounts payable	403	(930)
Accrued expenses	6,137	(3,314)
Other assets	38	4
Net cash used in operating activities:	(48,945)	(24,116)
Cash flows from investing activities:
Purchases of property and equipment	(336)	—
Purchases of marketable securities	(189,248)	(66,268)
Maturities and sales of marketable securities	85,000	102,250
Net cash provided by (used in) investing activities	(104,584)	35,982
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	161,806	—
Proceeds from exercise of stock options and warrants	41	30
Net cash provided by financing activities	161,847	30
Net increase in cash, cash equivalents and restricted cash	8,318	11,896
Cash, cash equivalents and restricted cash at beginning of period	28,088	28,164
Cash, cash equivalents and restricted cash at end of period	$36,406	$40,060
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expense	$50	$—
Leased assets obtained in exchange for new operating lease liabilities	$465	$452

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

The Company has completed two phase 1 studies of nomlabofusp, a Phase 2 dose exploration study, and initiated an open label extension study (“OLE”) in patients with FA in January, 2024. This OLE study is ongoing and continues to enroll patients.

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

In February 2024, the Company reported positive top-line data and successful completion of their four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and led to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. In May 2024 the FDA removed the partial clinical hold on the development of nomlabofusp. Patients who completed treatment in the Company's Phase 2 dose exploration study or who previously completed a prior clinical trial of nomlabofusp are eligible to screen and possibly participate in the OLE study. Current patients in the OLE study either participated in the Phase 2 dose exploration study and/or a previous clinical trial.

In March 2024, the Company dosed the first patient in its OLE trial discussed above, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. This study is ongoing with seven sites activated and additional patients are continuing to be enrolled and dosed. Participants who completed treatment in the Phase 2 dose exploration study, or who previously completed a prior clinical trial of nomlabofusp, are potentially eligible to screen for the OLE study. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, following the completion of enrollment, as well as at least one participant completing one year of dosing, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study ("FACOMS") database. Dose escalation to the 50 mg dose in the OLE study is currently planned following further characterization of the frataxin PD at the 25 mg dose.

The Company currently expects to provide a nomlabofusp development program update in mid-December 2024 that will include available safety, pharmacokinetic and frataxin data as well as available clinical outcome observations from patients currently receiving the daily 25 mg dose of nomlabofusp for approximately 30 to 180 days in the ongoing OLE study. An update on enrollment and plans on the OLE study will also be provided.

Separately, the Company has had discussions with the FDA regarding the use of tissue FXN levels as a novel surrogate endpoint. The FDA acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. The Company intends to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach.

The Company is on track to expand the nomlabofusp clinical program into adolescent (12-17 years old) and pediatric (2-11 years old) patients with FA. The Company expects to initiate a PK run-in study in adolescents by the end of this year and expects to transition these study participants into the ongoing OLE study after assessment of safety and exposure data in the adolescent cohort. The run-in-study will enroll 12-15 adolescent patients and 12-15 pediatric patients who will be randomized 2:1 to receive either nomlabofusp or placebo daily.

The Company is also planning the initiation of a global confirmatory/registration study by mid-2025 with potential sites in the U.S., Europe, the U.K., Canada and Australia. The Biologics License Application ("BLA") filing is targeted in the second half of 2025 to support potential accelerated approval.

On May 30, 2024, the Company announced that the FDA's Center for Drug Evaluation and Research ("CDER") had selected nomlabofusp as one of a few programs for participation in the Support for Clinical Trials Advancing Rare Disease Therapeutics ("START") Pilot Program. The objective of the program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA staff to expedite the review process of biologics and drugs.

In September 2024, the Company received the Medicines and Healthcare Regulatory Agency ("MHRA") Innovative Licensing and Access Pathway ("ILAP") aimed at potentially accelerating access and reducing the time to market in the United Kingdom.

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

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 and the Company's Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2024 and August 8, 2024.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2024, condensed consolidated results of operations for the three and nine months ended September 30, 2024 and condensed consolidated statement of cash flows for the nine months ended September 30, 2024 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $51.8 million and $24.0 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of $240.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2024, the Company had approximately $203.7 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

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

The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase, that sales and marketing expenses will become significant and, as a result, that it will need additional capital to fund its future operating and capital requirements. Unless and until the Company can generate substantial revenue, management continuously evaluates different strategies to obtain the required funding for future operations. These strategies include seeking additional funding through a combination of public or private equity offerings, debt or royalty financings, collaborations and licensing arrangements, strategic partnerships with pharmaceutical and/or larger biotechnology companies, or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights, minimum required cash balances and other operating restrictions that could adversely impact the Company's ability to conduct its business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize its product candidates.

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

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development, clinical studies and non-clinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation, non-cash stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, non-clinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its key service providers.

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

The Company excluded 6,990,827 and 5,100,997 common stock equivalents outstanding as of September 30, 2024 and 2023, respectively, from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

In November 2023, the FASB issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The new standard must be adopted on a retrospective basis. We intend to adopt the new guidance for the fiscal year ending December 31, 2024, and subsequent interim periods. Given that the accounting standard update affects disclosures exclusively, we do not anticipate that its adoption will have a material impact on our consolidated financial statements.

In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option for it to be adopted retrospectively and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2024
Cash equivalents:
Money market funds invested in government securities	$31,338	$31,338	$—	$—
Total cash equivalents	31,338	31,338	—	—

Marketable securities:
U.S. Treasury Bills	10,944	10,944	—	—
U.S. Government securities	157,696	—	157,696	—
Total marketable securities	168,640	10,944	157,696	—
Total cash equivalents and marketable securities	$199,978	$42,282	$157,696	$—

December 31, 2023
Cash equivalents:
Money market funds invested in government securities	$24,701	$24,701	$—	$—
Total cash equivalents	24,701	24,701	—	—

Marketable securities:
U.S. Treasury Bills	17,334	17,334	—	—
U.S. Government securities	35,719	—	35,719	—
Corporate bonds	6,988	—	6,988	—
Total marketable securities	60,041	17,334	42,707	—
Total cash equivalents and marketable securities	$84,742	$42,035	$42,707	$—

The accrued interest receivable related to the Company’s investments was $0.9 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of September 30, 2024 and December 31, 2023, no allowances for credit losses for the Company’s investments were recorded. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

Marketable securities

The following table summarizes the Company's marketable securities as of September 30, 2024 and December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2024
Assets:
U.S. Treasury Bills	$10,937	$7	$—	$10,944
U.S. Government securities	157,345	351	—	157,696
Total marketable securities	$168,282	$358	$—	$168,640

December 31, 2023
Assets:
U.S. Treasury Bills	$17,330	$4	$—	$17,334
U.S. Government securities	35,653	66	—	35,719
Corporate bonds	6,977	11	—	6,988
Total marketable securities	$59,960	$81	$—	$60,041

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Prepaid research and development expenses	$8,192	$1,994
Interest receivable	943	332
Prepaid insurance	43	682
Other prepaid expenses and other assets	371	377
	$9,549	$3,385

5.
Fixed Assets

Fixed assets, net consisted of the following:

		September 30,	December 31,
	Useful Life	2024	2023
		(in thousands)
Computer equipment	5 years	$117	$117
Lab equipment	5 years	1,528	1,192
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	45	45
		2,245	1,909
Less: Accumulated depreciation		(1,466)	(1,225)
		$779	$684

Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. In addition, for the three and nine months ended September 30, 2024, there was less than $0.1 million of depreciation in each period related to sublet assets recorded as other expense. For the three and nine months ended September 30, 2023, there was less than $0.1 million and $0.1 million, respectively, of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Accrued research and development expenses	$10,329	$4,594
Accrued payroll and related expenses	2,377	2,365
Accrued other	867	427
	$13,573	$7,386

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

As of September 30, 2024, the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 63,806,628 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In February 2024, the Company completed an underwritten public offering in which the Company issued and sold 19,736,842 shares of its common stock at a public offering price of $8.74 per share. The Company received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

ATM Agreement

In November 2022, the Company entered into a Sales Agreement (the "2022 ATM Agreement") with Guggenheim Securities, LLC as a sales agent in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50 million of shares of common stock (the “2022 ATM Shares”) from time to time. In February 2024, in connection with the underwritten public offering described above, the Company terminated the 2022 ATM Agreement. No ATM Shares were ever sold pursuant to the 2022 ATM Agreement.

In May 2024, the Company entered into a sales agreement (the "ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $100 million of shares of common stock (the “ATM Shares”) from time to time. To date, no sales of common stock have been made under this ATM Agreement.

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

As permitted by the 2020 Plan, the Company added 1,756,363 and 1,730,768 shares available for grant to the 2020 Plan on January 1, 2024 and January 1, 2023, respectively. As of September 30, 2024, 779,926 shares of common stock were available for grant under the 2020 Plan.

During the twelve months ended December 31, 2023, options to purchase 224,437 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan. During the nine months ended September 30, 2024, options to purchase 1,242 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan. At September 30, 2024, 344,683 options under the Prior Plans remained outstanding at prices ranging from $11.88 to $445.80, and, if unexercised, will return to the 2020 Plan no later than July 15, 2030.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

September 30,
2024
Risk-free interest rate	4.12%
Expected term (in years)	6.22
Expected volatility	96%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2023	4,273,502	$9.06	7.8
Options granted	2,082,377	5.22
Options exercised	(6,967)	5.92
Options forfeited/expired	(57,088)	10.08
Outstanding as of September 30, 2024	6,291,824	$7.79	7.8	$7.4
Exercisable as of September 30, 2024	2,921,508	$10.63	6.5	$1.7
Vested and expected to vest as of September 30, 2024	6,291,824	$7.79	7.8	$7.4
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at September 30, 2024.

Option Grants

During the nine months ended September 30, 2024, the Company granted options to purchase 2,082,377 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 2,082,377 options granted, 1,987,377 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 95,000 options were annual grants to the Company's directors and vest one year from the grant date. The weighted-average grant date fair value of options granted under the 2020 Plan during the nine months ended September 30, 2024 was $4.15.

As of September 30, 2024, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $11.8 million, which is expected to be recognized over a weighted average period of 2.56 years.

Inducement Stock Option Grant

There were no inducement awards granted in the nine months ended September 30, 2024.

As of September 30, 2024, total unrecognized compensation expense related to unvested inducement options granted was $0.8 million, which is expected to be recognized over a weighted average period of 2.53 years.

Restricted Stock Units

In January 2024, RSUs were granted under the 2020 Plan to certain of the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the nine months ended September 30, 2024 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2023	615,000	$4.94	1.6
Restricted stock units granted	245,372	4.21
Restricted stock units vested	(153,750)	4.94
Restricted stock units forfeited	(7,619)	4.64
Outstanding as of September 30, 2024	699,003	$4.69	1.5	$4.6
Unvested and expected to vest as of September 30, 2024	699,003	$4.69	1.5	$4.6

Restricted Stock Unit Grants

During the nine months ended September 30, 2024, the Company granted 245,372 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value of $4.21 per unit.

As of September 30, 2024, total unrecognized compensation expense for RSUs was $2.6 million, which is expected to be recognized over a weighted-average period of 2.65 years.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$918	$697	$2,816	$2,304
General and administrative	1,039	1,124	3,570	3,393
	$1,957	$1,821	$6,386	$5,697

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

The right of use assets and lease liabilities with both these leases are reflected in the financial statements as of September 30, 2024 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

Boston Office Lease

In connection with the Company's 2020 merger with Zafgen described in footnote 1, on May 28, 2020, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company is required to maintain a letter of credit, which upon signing was $1.3 million and was later reduced to $0.6 million in October 2024, and is classified as restricted cash within the condensed consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The right-of-use asset is being amortized to other income/(expense) over the remaining lease term as a result of the sublease described below.

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

Lab Space

On November 5, 2018, the Company entered into an operating lease for office and lab space in Philadelphia, Pennsylvania, effective as of January 1, 2019, and expiring on December 31, 2020 with an option to extend the lease for two additional years. On August 4, 2020, the Company executed the first option to extend the lease for an additional year, expiring on December 31, 2021. On August 9, 2021, the Company executed the remaining option to extend the lease for an additional year, expiring on December 31, 2022. In September 2023, the Company extended this lease for an additional year with the option to terminate with four months' notice. On March 28, 2024, the Company gave the requisite notice and vacated the property in May 2024.

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

Lease Expense

Expense arising from operating leases was $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively. Expense arising from operating leases was $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively. For operating leases, the weighted-average remaining lease term for leases at September 30, 2024 and December 31, 2023 was 4.7 and 5.5 years, respectively. For operating leases, the weighted average discount rate for leases at September 30, 2024 and December 31, 2023 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of September 30, 2024 are as follows:

Operating
(in thousands)	Leases
Three months ending December 31, 2024	$383
Year ended December 31, 2025	1,543
Year ended December 31, 2026	1,473
Year ended December 31, 2027	1,267
Year ended December 31, 2028	1,189
Thereafter	959
Total lease payments	6,814
Less: imputed interest	(1,452)
Present value of lease liabilities	$5,362

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party

In May 2024, the Company entered into an agreement with the Friedreich’s Ataxia Research Alliance (FARA) to join the TRACK-FA Neuroimaging Consortium that includes pharmaceutical, biotechnology, academic and clinical partners. The consortium will conduct a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials. As an industry partner, the Company will help fund the study and contribute to the study design, research activities, and analysis. The Company will have access to all study data for use in its regulatory filings, as appropriate. During the three and nine months ended September 30, 2024, the Company incurred less than $0.1 million and $0.8 million of costs related to the Track-FA program and will fund future costs going forward. One of the Company’s Directors is also a director of FARA.

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

Nomlabofusp Program Update

Clinical Trials

We have completed two Phase 1 clinical trials, a Phase 2 dose exploration trial, and recently initiated an open label extension study (“OLE”) in patients with FA. This OLE study is ongoing.

In May 2021, after reporting positive top-line data from our Phase 1 FA program, the U.S. Food and Drug Administration (“FDA”) placed a clinical hold on our nomlabofusp clinical program after we notified the FDA of mortalities at the highest dose levels of a 26-week non-human primate toxicology study that was designed to support extended dosing of patients with nomlabofusp. In September 2022, the FDA lifted its full clinical hold on the nomlabofusp program and imposed a partial clinical hold.

In May 2023, we announced top-line data from our completed 25 mg cohort of a Phase 2, four-week, dose exploration trial of nomlabofusp in patients with FA and provided a complete response to the FDA in June 2023, which included unblinded safety, pharmacokinetic ("PK"), and pharmacodynamic ("PD") data from the Phase 2 trial’s completed 25 mg cohort.

In June 2023, we met with the FDA. Following that meeting, we submitted a complete response to the FDA’s partial clinical hold that included unblinded safety, PK and frataxin data from the Phase 2 trial’s completed 25 mg cohort.

In July 2023, following the FDA’s review of the complete response to the partial clinical hold, the FDA cleared initiation of a second cohort at 50 mg of our four-week, placebo-controlled, Phase 2 dose exploration trial and initiation of an OLE study with daily dosing of 25 mg.

In February 2024, we reported positive top-line data and successful completion of their four-week, placebo-controlled Phase 2 dose exploration study of nomlabofusp in participants with FA. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and led to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. In May 2024 the FDA removed the partial clinical hold on the development of nomlabofusp. Patients who completed treatment in our Phase 2 dose exploration study or who previously completed a prior clinical trial of nomlabofusp are eligible to screen and possibly participate in the OLE study. Current patients in the OLE study either participated in the Phase 2 dose exploration study and/or a previous clinical trial.

In March 2024, we dosed the first patient in our OLE trial discussed above, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. This study is ongoing with seven sites activated and additional patients are continuing to be enrolled and dosed. Participants who completed treatment in the Phase 2 dose exploration study, or who previously completed a prior clinical trial of nomlabofusp, are potentially eligible to screen for the OLE study. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study ("FACOMS") database. Dose escalation to the 50 mg dose in the OLE study is currently planned following further characterization of the frataxin pharmacodynamics ("PD") at the 25 mg dose.

We currently expect to provide a nomlabofusp development program update in mid-December 2024 that will include available safety, pharmacokinetic and frataxin data as well as available clinical outcome observations from patients currently receiving the daily 25 mg dose of nomlabofusp for approximately 30 to 180 days in the ongoing OLE study. An update on enrollment in the OLE study will also be provided.

Separately, we have had discussions with the FDA regarding the use of tissue FXN levels as a novel surrogate endpoint. The FDA acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. We intend to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach.

We are on track to expand the nomlabofusp clinical program into adolescent (12-17 years old) and pediatric (2-11 years old) patients with FA. We expect to initiate a PK run-in study in adolescents by the end of this year and expect to transition these study participants into the ongoing OLE study after assessment of safety and exposure data in the adolescent cohort. The run-in-study will enroll 12-15 adolescent patients and 12-15 pediatric patients who will be randomized 2:1 to receive either nomlabofusp or placebo daily.

We are also planning the initiation of a global confirmatory/registration study by mid-2025 with potential sites in the U.S., Europe, the U.K., Canada and Australia. The Biologics License Application ("BLA") filing is targeted in the second half of 2025 to support potential accelerated approval.

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

In September 2024, we received the Medicines and Healthcare Regulatory Agency ("MHRA") Innovative Licensing and Access Pathway ("ILAP")for the treatment of adults and children with FA aimed to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with UK regulatory authorities and other stakeholders. Along with the receipt of the ILAP designation, nomlabofusp has already been granted orphan drug designations in the U.S. and the European Union (EU), Fast Track and Rare Pediatric Disease designations in the U.S., PRIME designation in the EU, and selected to be in the START pilot program by the FDA.

We are subject to risks and uncertainties common to pre-commercial companies in the biotechnology industry, including, but not limited to, development and commercialization by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations, failure to secure regulatory approval for our drug candidates or any other product candidates and the ability to secure additional capital to fund our operations. Product candidates under development will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, it will realize significant revenue from product sales.

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

In May 2024, we entered into a Sales Agreement (the "ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $100 million of shares of our common stock from time to time. To date, we have made no sales under this ATM agreement.

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

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Prior to January 1, 2023, we estimated our expected common stock price volatility solely based on the historical volatility of publicly traded peer companies with comparable characteristics including enterprise value, risk profiles and position within the industry. Beginning on January 1,

2023, we began blending our historical data starting in June 2020 (following our merger with Zafgen in 2020) with our historical peer group. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We expect to continue to do so until we have full historical data regarding the volatility of our own traded stock price.

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

Results of Operations

Comparison of three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$13,919	$6,585	$7,334
General and administrative	4,345	3,754	591
Total operating expenses	18,264	10,339	7,925
Loss from operations	(18,264)	(10,339)	(7,925)
Other income (expense), net	2,765	1,275	1,490
Net loss	$(15,499)	$(9,064)	$(6,435)

Research and development expenses

Research and development expenses for the three months ended September 30, 2024 increased $7.3 million compared to the three months ended September 30, 2023. The increase in research and development expenses was primarily driven by an increase of $3.8 million in nomlabofusp manufacturing costs including lyophilization development, production scaling costs and manufacturing costs related to producing doses to be used in ongoing and planned clinical trials, an increase of $1.1 million in personnel expense due to increased headcount, an increase of

$0.9 million in assay development costs, an increase of $0.6 million in clinical costs primarily associated with the OLE study which began dosing patients in the first quarter of 2024, an increase of $0.3 million of professional fees related to consulting costs, an increase of $0.2 million in stock compensation costs associated with 2024 grants and an increase of $0.2 million in internal lab costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024 increased $0.6 million compared to the three months ended September 30, 2023. The increase in general and administrative expenses was primarily driven by an increase of $0.4 million in personnel expense and an increase of $0.2 million in professional fees primarily related to consulting costs related to commercial activity and other public company related expenses.

Other income (expense), net

Other income (expense), net was $2.8 million income in the three months ended September 30, 2024 compared to $1.3 million income in the three months ended September 30, 2023. The increase primarily relates to interest income earned on a higher investment base.

Comparison of nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$46,540	$17,022	$29,518
General and administrative	13,057	10,574	2,483
Total operating expenses	59,597	27,596	32,001
Loss from operations	(59,597)	(27,596)	(32,001)
Other income (expense), net	7,817	3,640	4,177
Net loss	$(51,780)	$(23,956)	$(27,824)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2024 increased $29.5 million compared to the nine months ended September 30, 2023. The increase in research and development expenses was primarily driven by an increase of $20.2 million in nomlabofusp manufacturing costs including lyophilization development, production scaling costs and manufacturing costs related to producing doses to be used in ongoing and planned clinical trials, an increase of $3.2 million in personnel expense due to increased headcount, an increase of $2.9 million in clinical costs primarily associated with the OLE study which began dosing patients in the first quarter of 2024, an increase of $0.9 million in assay development costs, an increase of $0.8 million related to the Track-FA program discussed above, an increase of $0.5 million in stock compensation costs associated with 2024 grants, an increase of $0.5 million in internal lab costs and an increase of $0.3 million of professional fees related to consulting costs.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 increased $2.5 million compared to the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily driven by an increase of $1.0 million in personnel expense, an increase of $1.0 million in professional fees primarily related to consulting costs related to commercial activity and other public company related expenses, an increase of $0.3 million of other expense related to computer software, information technology services and recruiting and an increase of $0.2 million in stock compensation costs associated with 2024 grants.

Other income (expense), net

Other income (expense), net was $7.8 million income in the nine months ended September 30, 2024 compared to $3.6 million income in the nine months ended September 30, 2023. The increase primarily relates to interest income earned on a higher investment base.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(48,945)	$(24,116)
Net cash provided by (used in) investing activities	(104,584)	35,982
Net cash provided by financing activities	161,847	30
Net increase in cash, cash equivalents and restricted cash	$8,318	$11,896

Net cash used in operating activities

During the nine months ended September 30, 2024, operating activities used $48.9 million of cash, resulting from our net loss of $51.8 million, adjusted for noncash expenses of $2.4 million and changes in our operating assets and liabilities resulting in a source of cash of $0.4 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to an increase in accrued expenses and accounts payable driven primarily by the increase in R&D activities discussed as well as an increase in prepaid expense.

During the nine months ended September 30, 2023, operating activities used $24.1 million of cash, resulting from our net loss of $24.0 million, adjusted for noncash expenses of $4.7 million and changes in our operating assets and liabilities resulting in a source of cash of $4.8 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expense.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2024, investing activities used $104.6 million of cash to purchase $189.2 million of marketable securities, partially offset by $85 million of cash provided by maturities of marketable securities.

During the nine months ended September 30, 2023, investing activities provided $36.0 million of cash, including $102.3 million from maturities of marketable securities partially offset by $66.3 million in purchases of marketable securities.

Net cash provided by financing activities

During the nine months ended September 30, 2024, financing activities provided $161.8 million of cash flows primarily from an offering of common stock.

During the nine months ended September 30, 2023, financing activities provided less than $0.1 million of cash from the exercise of stock options and warrants.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $51.8 million and $24.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $240.3 million and cash, cash equivalents and marketable securities of $203.7 million, excluding restricted cash of $1.3 million.

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
•
maintain, leverage and expand our intellectual property portfolio; and
•
expand our operational, financial, commercial and management systems and personnel, including personnel to support our clinical development and commercialization efforts and our operations as a public company.

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

With respect to the quarter ended September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the nine months ended September 30, 2024, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2023 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2023 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors disclosed in our 2023 Annual Report and Quarterly Reports on Form 10-Q filed on May 9, 2024 and August 8, 2024.

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

LARIMAR THERAPEUTICS, INC.

Date: October 30, 2024	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)