Form 10-K
period 2024-12-31
Larimar Therapeutics, Inc.
filed 2025-03-24
CIK 1374690

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the registrant's Common stock held by non-affiliates of the registrant was $313,608,353.

As of March 20, 2025, the registrant had 64,027,892 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA, European Medicines Agency ("EMA") and/or other comparable regulatory authorities for marketing approval for nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601) or any other product candidates that we may develop in the future and unexpected costs that may result therefrom;
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedreich's ataxia ("FA"), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or FDA's request for additional information or studies (whether clinical or non-clinical), changes in clinical protocols, adverse events, regulatory restrictions, including additional clinical holds, and milestones for nomlabofusp;
•
our ability to successfully execute our ongoing open label extension trial (“OLE”) and our pediatric PK run-in trial, including the timing of site initiations and the rate of patient enrollment;
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
•
our expectations regarding the use of proceeds from future financings, if any;
•
our ability, and the ability of third-party manufacturers we engage, to optimize, scale and validate nomlabofusp or any other product candidate’s manufacturing process and to manufacture sufficient quantities of clinical supplies, and, if approved, commercial supplies of nomlabofusp or any other product candidates that we may develop in the future and our ability to maintain our relationships and contracts with our key vendors and to identify and contract with alternate or secondary key vendors;

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
•
the size and growth of the potential markets for nomlabofusp or any other product candidates that we may develop in the future, the rate and degree of market acceptance of nomlabofusp, if approved, or any other product candidate, that we may develop in the future and our ability to serve those markets;
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
•
the extent to which geopolitical tensions including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, including tariffs (including tariffs that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop;
•
the potential impact of regulatory developments in the U.S., including regulatory developments due to changes in the U.S. presidential administration healthcare reform in the United States, including the Inflation Reduction Act of 2022 ("IRA"), and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures; and
•
the other risks and uncertainties included under the section titled “Risk Factors.”

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
•
As of December 31, 2024, we have $183.5 million of cash, cash equivalents and marketable securities which we expect will fund operations into the second quarter of 2026. We may need to raise additional funding to complete the development and commercialization of nomlabofusp. This funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed would force us to delay, limit or terminate our product development efforts or other operations.

Risks Related to Our Product Development and Regulatory Approvals

•
Our success is currently dependent upon the success of our lead product candidate, nomlabofusp. We cannot be certain that we will ultimately be successful with our clinical development or that we will ever be able to obtain regulatory approval for nomlabofusp.
•
Failures or delays in the completion of our clinical trials could result in increased costs and could delay, prevent or limit our ability to generate revenue and continue our business.
•
We may experience difficulties identifying and enrolling patients in our clinical trials given the limited number of patients who have the disease for which nomlabofusp is being studied or for any other product candidates we may study in the future. Difficulty in enrolling patients could delay or prevent clinical trials of nomlabofusp or any future product candidate. There is also a competing approved FA therapeutic, other competing studies and potentially other FA therapeutics that could be approved that may also limit the availability of prospective participants in nomlabofusp clinical trials.
•
Nomlabofusp, including the effects of long-term daily patient dosing may cause adverse events or undesirable side effects in clinical trials that could delay or prevent its regulatory approval, limit the commercial profile of approved labeling, or result in significant negative consequences following regulatory approval, if any.
•
We intend to pursue accelerated approval from the FDA for nomlabofusp for the treatment of Friedreich’s ataxia, however this may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that we will receive marketing approval. If we are unable to obtain approval under an accelerated pathway, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining necessary marketing approvals.
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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security laws, Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Risks Related to Our Reliance on Third Parties

•
We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control.
•
We rely on third-party supply and manufacturing partners for drug supplies, for our research and development, non-clinical activities and clinical activities and may do the same for commercial supply of our product candidates.

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
•
Our key patent relating to nomlabofusp, which we license, will expire in 2040 and we will lose our ability to rely upon this patent to prevent competing products from entering the market, which may impair our ability to generate revenue.

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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $183.5 million, which we anticipate will fund operations into the second quarter of 2026.

Nomlabofusp Program Update

We have completed two Phase 1 clinical trials and a Phase 2 dose exploration trial and have an ongoing Phase 2 OLE trial in patients with FA and an ongoing pharmacokinetic (PK) run-in study in adolescent patients with FA.

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

In July 2023, the FDA cleared initiation of a second cohort (50 mg) of our four-week, placebo-controlled, Phase 2 dose exploration trial of nomlabofusp in patients with FA and the initiation of our OLE trial with daily dosing of 25 mg.

In February 2024, we reported positive top-line data and successful completion of the Phase 2 dose exploration study. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and led to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. Patients who completed treatment in our Phase 2 dose exploration study or who previously completed a prior clinical trial of nomlabofusp are eligible to screen and possibly participate in the OLE study.

In March 2024, we dosed the first patient in our OLE trial, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, following the completion of enrollment, as well as at least one participant completing one year of dosing, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study ("FACOMS") database.

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

In September 2024, we received access to the Medicines and Healthcare Regulatory Agency ("MHRA") Innovative Licensing and Access Pathway (“ILAP”) for the treatment of adults and children with FA. The ILAP is facilitating patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with UK regulatory authorities and other stakeholders. Along with the receipt of the ILAP designation, nomlabofusp has already been granted orphan drug designations in the U.S. and the European Union (the “EU”), and access to the PRIME scheme in the EU.

In December 2024, we reported positive initial data from our ongoing OLE study. This data included safety, FXN levels, clinical, pharmacokinetic data and dose escalation:

•
Nomlabofusp was generally well tolerated for up to 260 days in subjects. The most common adverse events were injection site reactions, with most being mild, brief in duration, and self-limited. Two participants had serious adverse events (one seizure and one anaphylactic reaction) that resolved within 24 hours and withdrew from the study;
•
Long-term 25 mg tissue FXN levels showed positive mean change from baseline of 1.32 pg/μg in buccal cells and 9.28 pg/μg in skin cells at Day 90 and that 25 mg of nomlabofusp increased and maintained tissue FXN levels over time, increasing from a mean level of 15% of healthy volunteers ("HV") at baseline to 30% in buccal cells and from 16% to 72% in skin cells at Day 90;
•
Tissue FXN levels appear to reach steady-state levels by Day 30 in buccal cells;
•
Early clinical data showed trends toward improvement across a number of clinical outcomes for long-term 25 mg daily nomlabofusp including: (1) decreased values indicating early trends towards improvement in the Modified Friedreich Ataxia Rating Scale ("mFARS") and the FARS-Activities of Daily Living ("ADL"), Modified Fatigue Impact Scale and 9-hole peg test at 90 days relative to baseline;
•
Key pharmacokinetic data showed rapid absorption after subcutaneous administration with exposure appearing to reach steady state in plasma by day 30 with no further accumulation, which is consistent with data from our Phase 1 and Phase 2 studies.

Also in December 2024, we announced that we were increasing the dose in the OLE to 50 mg of nomlabofusp daily for then currently enrolled and all future OLE study participants. In March 2025, we announced that our Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore, we expect to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, we amended the OLE protocol to administer premedication for the first month of dosing. The OLE study is ongoing with seven sites activated and participants continuing to enroll. All study participants are currently receiving the 50 mg dose of nomlabofusp. We plan to provide an update on OLE data on at least 30 to 40 study participants, some of whom have been receiving nomlabofusp for more than a year, in September 2025.

In January 2025, we initiated dosing of adolescents (12-17 years old) in a PK run-in study for pediatric patients with FA. Study participants in the PK run-in study are randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. Following assessment of safety and PK data, participants will be eligible to screen for the OLE study. The data from this cohort is expected to be presented during the nomlabofusp program update in September 2025.

In March 2025, we announced that FDA stated in written correspondence associated with a meeting through the START pilot program that they are open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN’s use as an RLSE would ultimately be a matter of review of the data in a future marketing application. FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data we recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies we submitted were performed at relevant human doses. FDA also suggested that we consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (PD) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. We plan to continue discussions with FDA regarding the adequacy of the safety data set for a BLA submission seeking accelerated approval targeted for year-end 2025.

Additionally, we have obtained feedback from both FDA and EMA on the global Phase 3 study protocol and we are on track to initiate the study by mid-2025 with potential sites in the U.S., E.U., U.K, Canada, and Australia.

Our Strategy

Our strategy is to become a leader in the treatment of rare diseases by leveraging our technology platform and applying our management team’s know-how and expertise to the development of nomlabofusp and other future pipeline programs. Key elements of our strategy include:

•
Advance nomlabofusp through clinical development and regulatory approval in the United States the European Union and other foreign jurisdictions We have completed two Phase 1 clinical trials and a Phase 2 dose exploration trial in patients with FA in the United States and have an ongoing OLE study in the U.S with patients age 18 or older with initial dosing of 25 mg of nomlabofusp daily, which, in November 2024, we began increasing to 50 mg daily. In January 2025, we started dosing adolescents (12-17 years old) in a nomlabofusp pediatric PK run-in study. Study participants in the PK run-in study are randomized 2:1 to receive either nomlabofusp or placebo daily for seven days. Adolescents receive a weight-based dose expected to match the PK of adults receiving the 50 mg dose. Adolescents who complete participation in the PK run-in study will be eligible to screen in the ongoing OLE study following assessment of safety and PK data. We are continuing to develop and execute a clinical development plan for regulatory approval of nomlabofusp in the United States, the European Union, the United Kingdom ("UK"), Australia, Canada and potentially other countries. We have obtained feedback from both FDA and EMA on the global Phase 3 study protocol and we are on track to initiate the study by mid-2025 with potential sites in the U.S., E.U., U.K, Canada, and Australia. We are continuing discussions with FDA regarding the adequacy of the safety data set required to support BLA submission and we are targeting BLA submission by the end of 2025 to seek accelerated approval.
•
Intend to pursue the use of tissue frataxin levels as a novel surrogate endpoint to support a potential Biologics License Application (“BLA”) submission for accelerated approval. We have had discussions with the FDA regarding the potential use of tissue FXN levels as a novel surrogate endpoint. The FDA acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. In March 2025, we announced that FDA stated in written correspondence associated with a meeting through the START pilot program that they are open to considering the use of FXN concentration as an RLSE and the acceptability of FXN’s use as an RLSE would ultimately be a matter of review of the data in a future marketing application. We intend to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with additional non-clinical pharmacology information needed to support the novel surrogate endpoint approach. We are continuing to plan for a confirmatory study and have received feedback from FDA on the design of this study. We are targeting a BLA submission by the end of 2025.
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

Figure 1.

We have completed two Phase 1 nomlabofusp clinical trials, and a Phase 2 dose exploration trial and have an ongoing OLE study in the U.S with patients with initial dosing of 25 mg of nomlabofusp daily, which in November 2024 we increased to 50 mg daily. In January 2025, we started dosing of adolescents (12-17 years old) in a nomlabofusp pediatric PK run-in study. Study participants in the PK run-in study are randomized 2:1 to receive either nomlabofusp or placebo daily for seven days. Adolescents receive a weight-based dose equivalent to the 50 mg adult dose. Adolescents who complete participation in the PK run-in study will be eligible to screen in the ongoing OLE study. Following assessment of safety and PK data of each successive cohort, participants will be eligible to screen for the OLE study.

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

In July 2021, we completed dosing in the 26-week NHP toxicology study. The study included four dose groups in addition to vehicle. Data from the study were collected throughout the second half of 2021 and included in the complete response to the clinical hold submitted to the FDA in January 2022. After additional interactions and submission of additional information requested by FDA, in September 2022, the FDA lifted its full clinical hold on the nomlabofusp clinical development program and imposed a partial clinical hold. Following additional interactions and submission of clinical data, in May 2024, the FDA removed the partial clinical hold on the development of nomlabofusp.

Clinical Development

Non-Interventional Study

In 2021, we conducted a non-interventional study that enrolled 60 healthy adults to examine the range of tissue FXN concentrations in individuals who are homozygous for the normal FXN gene. Tissue samples in these studies were collected using the same sampling techniques and proprietary assay used in the interventional studies. Enrollment in this study was completed in 2022 and data has been used for comparison purposes in the Phase 2 clinical study described below. See Figure 8.

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

There was rapid uptake of nomlabofusp into the circulation following subcutaneous injection, and exposure appeared to be proportional to dose.

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

Completed Phase 2 Dose Exploration Study

The Phase 2 randomized, double-blind, placebo-controlled dose exploration study evaluated the safety, tolerability, PK and PD of two doses of nomlabofusp. Cohort 1 evaluated 25 mg and Cohort 2 evaluated 50 mg. Participants in either the 25 mg or 50 mg cohorts were randomized 2:1 to receive daily subcutaneous injections of either nomlabofusp or placebo for 14 days, and then every other day for an additional 14 days for a total 28-day dosing period.

In May 2023, we reported preliminary unblinded top-line data from the 25 mg cohort of the dose exploration study. Data from the cohort indicated nomlabofusp was generally well tolerated and showed increases in FXN levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells) at day 14. In July 2023, the FDA cleared initiation of the second cohort (50 mg) of the study.

In February 2024, we reported positive top-line data and successful completion of the dose exploration study. Nomlabofusp was generally well tolerated and demonstrated dose response in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts.

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

Participants treated with 50 mg for 14 days daily had frataxin levels in skin cells increase from less than 17% at baseline relative to healthy volunteers, to 33% to 59% of healthy volunteers after 14 days of treatment. Patients treated with placebo showed no increase in their frataxin levels during this period. Additionally, the majority of treated patients in both cohorts with quantifiable levels of frataxin at baseline and day 14 achieve at least a 100% increase in tissue frataxin in skin cells, and at least a 30% increase in tissue frataxin levels in buccal cells. Figures 11 and 14 show a clear dose response and increase from baseline in skin tissue and buccal tissue frataxin levels, respectively.

The graph on the left in both Figures 12 and 15 shows a dose dependent increase in frataxin levels after 14 days of treatment. With both skin and buccal cells, when dosing is switched to every other day the magnitude of the increase in frataxin levels declines.

The waterfall plots on the right in both Figures 12 and 15 depict the individual changes in frataxin levels from baseline in skin cells and buccal cells at day 14 respectively. Each bar represents an individual patient, with placebo treated participants in gray, the 25 mg cohort in aqua, and the 50 mg cohort in blue. The majority of patients treated with nomlabofusp had significant increases in frataxin levels while placebo patients were basically unchanged. Importantly, there also appears to be a dose response as frataxin levels are notably increased in most of the 50 mg cohort over the 25 mg cohort.

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

In December 2024, we reported positive initial data from our ongoing OLE study. This data included safety, FXN levels, clinical, pharmacokinetic data and dose escalation:

•
Nomlabofusp was generally well tolerated for up to 260 days in subjects. The most common adverse events were injection site reactions, with most being mild, brief in duration, and self-limited. Two participants had serious adverse events (one seizure and one anaphylactic reaction) that resolved within 24 hours who withdrew from the study;
•
Long-term 25 mg tissue FXN levels showed positive mean change from baseline of 1.32 pg/μg in buccal cells and 9.28 pg/μg in skin cells at Day 90 and that 25 mg of nomlabofusp increased and maintained tissue FXN levels over time, increasing from a mean level of 15% of HV at baseline to 30% in buccal cells and from 16% to 72% in skin cells at Day 90;
•
Tissue FXN levels appear to reach steady-state levels by Day 30 in buccal cells;
•
Early clinical data showed trends toward improvement across a number of clinical outcomes for long-term 25 mg daily nomlabofusp including: (1) decreased values indicating early trends towards improvement in the Modified Friedreich Ataxia Rating Scale (mFARS) and the FARS-Activities of Daily Living ("ADL"), Modified Fatigue Impact Scale and 9 hole peg test at 90 days relative to baseline;
•
Key pharmacokinetic data showed rapid absorption after subcutaneous administration with exposure appearing to reach steady state in plasma by day 30 with no further accumulation, which is consistent with data from our Phase 1 and Phase 2 studies.

Also in December 2024, we announced that we were increasing the dose in the OLE to 50 mg of nomlabofusp daily for then currently enrolled and all future OLE study participants. In March 2025, we announced that our Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore, we expect to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, we amended the OLE protocol to administer premedication for the first month of dosing. The OLE study is ongoing with seven sites activated and participants continuing to enroll, and all study participants are currently receiving the 50 mg dose of nomlabofusp. We plan to provide an update on OLE data on at least 30 to 40 study participants, some of whom have been receiving nomlabofusp for more than a year, in September 2025.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our current and future products and technologies, and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office and its foreign counterparts. We also intend to rely on regulatory exclusivity (also called data exclusivity), which is separate and distinct from the protection afforded by patents, to protect our products. We further protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. In addition, we require confidentiality or service agreements from third parties that receive our confidential information or materials.

As of March 17, 2025, our intellectual property portfolio was composed of numerous international Patent Cooperation Treaty ("PCT"), foreign, United States non-provisional patent applications, issued United States patents and United States provisional patent applications that we own or co-own, and five issued United States patents and additional non-provisional patent applications in the United States and in certain foreign jurisdictions that we license from academic institutions. The issued patents in the United States licensed by us, which include issued patents covering the composition of matter for nomlabofusp and methods for treating FA, have expiration dates between 2025 and 2040 without taking potential patent term extension into consideration. The international and the United States non-provisional patent applications licensed by us relate to composition of matter and methods of use for nomlabofusp.

The additional patent applications we own or co-own, which include PCT, foreign and United States non-provisional patent applications, United States patents, and United States provisional patent applications are related to the development of nomlabofusp, including methods of use of nomlabofusp, and to our peptide-delivery platform technology.

A provisional patent application allows for an effective filing date to be established with regard to an invention, but once a provisional patent application is filed, either a corresponding non-provisional patent application or a petition to convert the provisional patent application into a non-provisional patent application must be filed within 12 months or such effective filing date will be lost. If we or our licensor timely files non-provisional patent applications in the United States and in countries outside of the United States with regard to our provisional patent applications and these non-provisional patent applications result in issued patents, such patents are expected to expire in 2045, without taking potential patent term adjustment or patent term extension into consideration.

Nomlabofusp is covered by licensed issued patents (composition of matter and methods of use) in the United States which, if properly maintained, will expire in 2025 and 2040, excluding any patent term extensions that might be available following the grant of marketing authorizations. We also possess an exclusive license to non-provisional applications in the United States and certain countries outside the United States for nomlabofusp (composition of matter and methods of use). If these patent applications in the United States and other countries result in issued patents, those patents would be expected to expire in 2040. This estimated expiration excludes any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. We cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our platform technology, product candidates and scientific expertise in the field of rare diseases provide competitive advantages, we face competition from various sources, including larger and better-funded pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. We expect to compete with Biogen’s SKYCLARYSTM (omaveloxolone), which was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively. Other competitors currently developing therapeutics to treat FA include, but are not limited to Design Therapeutics, Lexeo Therapeutics, Neurocrine Biosciences/Voyager Therapeutics and PTC Therapeutics ("PTC"). The FDA has accepted for filing PTC’s NDA for vatiquinone for the treatment of children and adults living with FA with a target action date of August 19, 2025. Many of our competitors have significantly greater name recognition, longer operating histories and financial, technical manufacturing, marketing and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated amongst a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our product candidates or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates.

Manufacturing and Supply

Nomlabofusp is a biologic fusion protein that is produced in E. coli. We have worked with contract manufacturers and research organizations to develop, in accordance with current Good Manufacturing Practices (“cGMP”) a manufacturing process and analytical methods for drug substance and drug product to support clinical trials. We also use third party manufacturers for the clinical packaging, storage and distribution of nomlabofusp. We rely on third parties to store the nomlabofusp master cell bank and working cell bank, each stored at a different location. We continue to advance the manufacturing of nomlabofusp, obtain stability data, and produce drug product for future clinical trials. We are continually trying to optimize our manufacturing process to increase yields, decrease costs and increase reliability in supply chains. The final process will need to be successfully scaled up to support commercial manufacturing.

The drug substance which is in frozen liquid form for nomlabofusp is currently manufactured for us by KBI Biopharma, Inc. ("KBI"). We are party to a Master Services Agreement, as amended, with KBI, pursuant to which KBI provides biological development and clinical manufacturing services with respect to nomlabofusp. We are no longer producing the frozen liquid form of drug product. We are producing a lyophilized version of the drug product from the same KBI drug substance at Bora Pharmaceutical Services, Inc. (“Bora”). We are party to a Master Services Agreement with Bora, pursuant to which Bora provides biological development and clinical manufacturing services with respect to nomlabofusp. In February 2025, FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with our plans to introduce the lyophilized product into our clinical development program in mid-2025. The frozen solution is the dosage form currently being used in the OLE. The lyophilized drug product is the formulation that we intend to commercialize.

To supply nomlabofusp drug substance commercially, we intend to scale up the manufacturing process. We have selected Lonza to support this scale-up effort. We are currently tech transferring the process to Lonza and are making adaptations to the process that enable facility fit. We are party to a Master Services Agreement with Lonza, pursuant to which Lonza provides biological development and clinical manufacturing services with respect to nomlabofusp. We intend to demonstrate the comparability of the drug substance manufactured by Lonza and submit this data to the FDA for their review in 2026. Acceptance of this comparability will allow for the use of drug substance manufactured by Lonza in the clinical development of nomlabofusp.

We have received concurrence from the FDA that our proposed matrixed potency control strategy appears reasonable, pending review of the BLA. We are in the process of implementing this assay at a third-party testing lab and intend to provide a comprehensive data package that supports our ongoing clinical and commercial development. As development of this assay is scientific in nature, efforts may prove to be unsuccessful and will require further discussions with FDA on an appropriate strategy.

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

As of December 31, 2024, we employed 65 full-time employees in the United States, of which 48 are directly engaged in research and development with the rest providing administrative, business, commercial and operations support. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Facilities

We lease office and laboratory space, which consists of approximately 8,000 square feet and 4,000 square feet located in Bala Cynwyd, PA and King of Prussia, PA, respectively. The office lease currently expires on August 31, 2026 and the lab lease expires on May 9, 2028.

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

Government Regulation

U.S. Government Regulation

In the United States, drug and biologic products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDCA, with the exception that the section of the FDCA that governs the approval of drugs via new drug applications (“NDAs”), does not apply to the approval of biologics. In contrast, biologics are approved for marketing under provisions of the Public Health Service Act (“PHS Act”), via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs. FDA approval or licensure also must be obtained before the marketing of drug and biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•
submission to the FDA of an NDA or BLA for marketing approval that includes evidence of safety, purity, potency, and efficacy from results of non-clinical testing and clinical trials;
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

The clinical study sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some non-clinical testing typically continues after the IND is submitted. An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor must resolve any deficiencies to the satisfaction of the FDA, and the FDA must lift the clinical hold before the clinical trial can begin. The FDA may also impose clinical holds on a drug or biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not re-commence without FDA authorization and then only under terms authorized by the FDA.

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
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible, or (2) the single trial is supported by confirmatory evidence. In drugs and biologics for rare diseases where patient populations are small, Phase 3 trials might not be required if substantial evidence of effectiveness and an acceptable risk/benefit profile can be demonstrated from Phase 2 trials.

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

Under the Prescription Drug User Fee Act, as amended ("PDUFA"), each NDA or BLA may be accompanied by a significant application fee. The applicant for an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Following approval, the manufacturing facilities are subject to periodic inspections by the FDA and such inspections may result in an issuance of FDA Form 483 deficiency observations, untitled letter, or a warning letter, which can lead to plant shutdown and other more serious penalties and fines. Prior to the institution of any manufacturing changes, a determination needs to be made whether FDA approval is required in advance. If not done in accordance with FDA expectations, the FDA may restrict supply and may take further action. Annual product reports are required to be submitted annually. Other post-approval requirements applicable to drug and biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, product tracing requirements, registration and listing, record-keeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

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

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, such as showing clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same disease or condition or the same product for a different disease or condition but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of a product for seven years if a competitor obtains approval first for the same product as defined by the FDA for the same disease or condition, or if the second product is determined to be encompassed within the competitor’s scope of product for the same disease. If a company pursues marketing approval for an indication broader than the orphan drug designation it has received, it may not be entitled to orphan drug exclusivity.

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

The sponsor of an application for a drug product that obtains rare pediatric disease designation may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. A rare pediatric disease drug product must meet certain eligibility requirements for a priority voucher at the time the sponsor seeks approval. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress through December 31, 2024, with the potential for priority review vouchers to be granted through September 30, 2026. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers unless the program is re-authorized by Congress.

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

Under the Best Pharmaceuticals for Children Act (“BPCA”), a drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and to patent terms for drugs; for biologic products, pediatric exclusivity adds six months only to exclusivity periods for all formulations, dosage forms, and indications. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term of the patent or exclusivity remaining at the time of approval.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") created an abbreviated approval pathway for biological products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-licensed reference biological product. Biosimilarity requires that the proposed biological product be highly similar to the reference product not withstanding minor differences in clinically inactive components; that there be no differences in conditions of use, route of administration, dosage form, and strength; and that no clinically meaningful differences between the product and the reference product in terms of safety, purity, and potency as shown through analytical studies, animal studies and a clinical trial or trials. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical results as the reference product, and for a product that is administered more than once, that the safety and efficacy risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA.

Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure or BLA approval, of the reference product during which FDA cannot approve an application for a biosimilar or interchangeable product relying on the reference product. Additionally, no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. During the 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product that does not rely on the reference product; the BLA must be based on the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. Finally, the first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product may obtain exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar is approved if a patent lawsuit is ongoing within the 42-month period.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”), for clinical trial authorization in up to 30 European Union/European Economic Area countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure is governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

To obtain regulatory approval of a product under the European Union's regulatory system, we are required to submit a marketing authorization application ("MAA"), to be assessed in either the centralized procedure or a national authorization procedure. The centralized procedure allows applicants to obtain a marketing authorization ("MA") that is valid throughout the European Union and the additional Member States of the European Area (Iceland, Liechtenstein and Norway) ("EEA"). It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products, for advance therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and for human products containing a new active substance which are not authorized in the European Union and which are intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization is in the interests of patients in the European Union. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit/risk profile.

The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has fifteen days to forward its opinion to the European Commission which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP.

There are two other procedures in the European Union for the grant of an MA in multiple European Union Member States, where a product does not fall within the mandatory scope of the centralized procedure. If a product has already been authorized for marketing in a European Union Member State, this national MA can be recognized in another European Union Member State through the mutual recognition procedure. If the product has not received a national MA in any European Union Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.

Regulation (EC) No. 141/2000, provides that a product may be designated as an orphan medicinal product if its sponsor can establish that it is intended for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating condition that affects not more than 5 in 10,000 persons in the European Union when the application is made. In addition, orphan designation can be granted if the product is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union where without incentives derived from orphan designation.it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan product will be of significant benefit to patients over the existing options. We have obtained orphan designation in the European Union for nomlabofusp.

Orphan designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure in the European Union. Fee reductions are not limited to the first year after an MA is granted, except for small and medium enterprises. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the regulatory authorities in the European Union may not approve any other application to market a "similar medicinal product" for the same indication as the authorized orphan product for a period of 10 years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, its is determined that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication as an authorized orphan product if:

•
the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•
the MA holder of the authorized orphan product consents to a second orphan medicinal product application; or
•
the MA holder of the authorized orphan product cannot supply enough orphan medicinal product.

The EMA offers a scheme to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and is intended to reinforce early dialogue with, and regulatory support from, the EMA in order to stimulate innovation, optimize development and enable accelerated assessment of such product candidates. It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by the EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

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

A Pediatric Investigation Plan ("PIP") in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the study results are deferred, or the medicine is exempt because of a waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized. Several rewards and incentives for the development of pediatric medicines for children are available in the EU Medicines authorized across the EU with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate ("SPC")by six months(provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires). This is the case even when the studies’ results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines.

All of the aforementioned European Union rules are generally applicable in the EEA.

The UK left the European Union on January 31, 2020. As a result of the Northern Ireland protocol following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland, the European Union regulatory framework continues to apply in Northern Ireland under the EU centralized procedure, and as separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland through the EU centralized procedure. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labeled “UK only” indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, a new international recognition framework came into effect in the UK under which the MHRA may have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA.

There is now no pre-marketing authorization orphan designation in the UK. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the UK market, i.e. the prevalence of the condition in the UK (rather than the EU) must not be more than 5 in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

In September 2024, we received access to the UK’s Medicines and Healthcare Regulatory Agency ("MHRA") Innovative Licensing and Access Pathway (“ILAP”) which for the treatment of adults and children with FA. We may also apply for access to the UK’s Innovative Licensing and Access Pathway (“ILAP”) for the treatment of adults and children with FA. This Scheme aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need in the UK. To access the ILAP, an applicant applies for an Innovation Passport designation. Once an Innovation Passport designation is granted, the MHRA and its partner agencies (including The All Wales Therapeutics and Toxicology Centre, National Institute for Health and Care Excellence and the Scottish Medicines Consortium) will work with the Innovation Passport designee to define a Target Development Profile, (“TDP”). The TDP sets out a unique product-specific roadmap towards patient access in the UK and provides access to a toolkit to support all stages of the design, development and approvals process, including continuous benefit-risk assessment, increased support for novel development approaches and enhanced patient engagement. However, although the goal of the ILAP is to reduce the time to market and enable earlier patient access, access does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that a marketing authorization application will be approved or that any approval will be granted within a particular timeframe or at all.

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

The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, included provisions that affected the pharmaceutical industry. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, expanded the 340B program, and increased the amount of Medicaid drug rebates manufacturers are required to pay to states. Since that time, there have been multiple healthcare reform measures, including the Inflation Reduction Act of 2022 (“IRA”) which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for small molecule drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

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

Additional federal, state and foreign healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for prescription drug products, once approved, or additional pricing pressures.

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

Since our inception we have devoted substantially all of our resources to the development of nomlabofusp. We have incurred significant losses in each year of operation since our inception in 2016. For the years ended December 31, 2024 and 2023, we had net losses of $80.6 million and $36.9 million, respectively, and, as of December 31, 2024, we had an accumulated deficit of $269.2 million and we expect to continue to incur significant expenses and net operating losses ("NOLs") for the foreseeable future.

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
•
expand our operational, financial and management systems and hire and retain additional personnel, such as clinical, manufacturing, quality control, regulatory and finance personnel; and;
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

As of December 31, 2024, our existing cash, cash equivalents and marketable securities were $183.5 million, which we anticipate will fund our operations into the second quarter of 2026.

We expect to continue to spend substantial and increasing amounts to conduct clinical trials of nomlabofusp and further research and development activities for nomlabofusp, and for any additional product candidates that we may develop, in-license or acquire in the future. In addition, raising funds in the current economic environment may present substantial challenges, for example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, including tariffs (including tariffs that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macroeconomic disruptions. Additionally our expenses will increase as we expand, through development, in-license or acquisition, our pipeline of product candidates. If we obtain marketing approval for any of our product candidates, we will likely incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain additional funding in connection with our continuing operations. Our current cash, cash equivalents and marketable securities may not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of the development and commercialization of nomlabofusp. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If additional capital is needed to complete the development and commercialization of nomlabofusp, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, financial condition and prospects. In addition, geopolitical tension including, for example, the broader impact of the ongoing conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion), and the impact of a future pandemic, epidemic or outbreak of an infectious disease or liquidity constraints, failures and instability in U.S. and international financial banking systems on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity.

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

We may seek additional capital through a combination of private or public equity offerings, debt financings, collaborations and licensing arrangements or other sources. To the extent we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt or equity financings may be coupled with an additional equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders' ownership.

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

As of December 31, 2024 we had NOL carryforwards that expire for U.S. federal income tax purposes of $ $198.2 million, a portion of which begin to expire in 2026. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2024, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $159.5 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period.

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

Risks Related to Our Product Development and Regulatory Approvals

Our success is currently dependent upon the success of our lead product candidate, nomlabofusp. We cannot be certain that we will ultimately be successful with our clinical development or that we will ever be able to obtain regulatory approval for nomlabofusp.

We currently have no drug products for sale and our business is currently wholly dependent on our successful clinical development, regulatory approval and commercialization of nomlabofusp, our lead product candidate and our only product candidate in clinical development, for which we have completed two Phase 1 studies and a four-week, placebo-controlled Phase 2 dose exploration study. We have an ongoing Phase 2 OLE trial in patients with FA and an ongoing PK run-in study in adolescent patients with FA.

In addition to the regulatory and manufacturing hurdles faced by our product candidate, the administration of a protein such as nomlabofusp may cause an immune response, resulting in the creation of antibodies directed against the protein. These anti-drug antibodies can have no effect or can neutralize the effectiveness of the protein or require that higher doses be used to obtain a therapeutic effect. Neutralizing antibodies may be detected at a later date or upon longer exposure periods and there can be no assurance that neutralizing antibodies will not be detected in the future.

Additionally, while nomlabofusp was selected by the FDA for participation in its Support for clinical Trials Advancing Rare disease Therapeutics (START) Pilot Program, it is unknown whether participation in the program will accelerate the development of nomlabofusp and whether the FDA will continue investing its resources in this program. If our efforts to develop and commercialize nomlabofusp for the treatment of FA are unsuccessful, or we experience significant delays in doing so, our business could also be substantially harmed. The success of nomlabofusp will depend on several factors, including the following:

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
•
developing, validating and implementing a potency control strategy acceptable to the FDA, EMA and other comparable regulatory authorities;
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
•
challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, such as pediatric patients, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from FDA-approved therapeutics for FA and other clinical trial programs for similar indications;
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

For our lead product candidate nomlabofusp, we have completed two Phase 1 clinical trials in patients with FA and our four-week, placebo-controlled Phase 2 dose exploration study. We have an ongoing Phase 2 OLE trial in patients with FA and an ongoing run-in study in adolescent patients with FA. Our clinical trials may be delayed or terminated as a result of safety issues in non-clinical or clinical trials, ambiguous or negative interim results or events outside of our control. If future clinical trials of nomlabofusp fail or further delays occur in the United States and or other countries, we may not be able to develop and commercialize nomlabofusp and could fail to realize the potential advantages of doing so, and it could materially adversely affect our business, financial condition and results of operations.

In addition, disruptions caused by future pandemic, epidemic or outbreak of an infectious disease, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, FA is a rare disease and as a result, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients may need to travel from other countries to the clinical trial sites in order to participate. In addition, given the limited number of FA patients, the approval of a competing therapy for the treatment of FA may make patients less likely to enroll in our clinical trials or less likely to be eligible for our clinical trials. Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

Further, nomlabofusp or any future product candidates may not be approved even if they achieve their primary endpoint in clinical trials. The FDA, EMA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from non-clinical studies and clinical trials. In addition, FDA, EMA or foreign regulatory authorities may disagree with the extent of population exposure to assess clinical safety. Any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve nomlabofusp or any future product candidates for a narrower indication than we may request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop and may decide that our data are insufficient for approval or require additional non-clinical, clinical, or other data. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.

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

We have had discussions with the FDA regarding the use of tissue FXN levels as a novel surrogate endpoint. The FDA acknowledged that frataxin deficiency appears to be critical to the pathogenic mechanism of FA, and that there continues to be an unmet need for treatments for FA patients that address the underlying disease pathophysiology. In March 2025, we announced that FDA stated in written correspondence associated with a meeting through the START pilot program that they are open to considering the use of FXN concentration as a reasonably likely surrogate endpoint ("RLSE") and the acceptability of FXN’s use as an RLSE would ultimately be a matter of review of the data in a future marketing application. We intend to pursue an accelerated approval using FXN levels, supportive PD and clinical information, and safety data from the OLE study, along with non-clinical pharmacology information needed to support the novel surrogate endpoint approach. We are beginning to plan for a confirmatory study and are targeting a BLA submission by the end of 2025. The FDA or other regulatory authorities may not agree with this approach.

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

Any adverse events or undesirable side effects caused by, or other unexpected properties of, nomlabofusp in non-clinical or clinical studies could cause us, any future collaborators, an IRB or ethics committee or regulatory authorities to interrupt, delay or halt clinical trials of our product candidate and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is possible that as we progress nomlabofusp through clinical trials and toxicology studies, or as the use of nomlabofusp becomes more widespread if it receives regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by patients. For example, recently our Safety Monitoring Team deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp. To reduce the risk of allergic reactions, including anaphylaxis, we amended the OLE protocol to administer premedication for the first month of dosing. If such side effects become known or their incidence increases later in development or after approval, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with the use of nomlabofusp commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of nomlabofusp elsewhere or result in regulatory authorities restricting our ability to develop or commercialize nomlabofusp, if approved.

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

We intend to pursue an accelerated approval from FDA for nomlabofusp for the treatment of FA using FXN concentrations as a surrogate endpoint, supportive pharmacodynamic and clinical information and safety data from the OLE study, along with non-clinical pharmacology information needed to support our surrogate biomarker approach. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The FDA stated in written correspondence associated with a meeting through the START pilot program that they are open to considering the use of FXN concentration as an RLSE and the acceptability of FXN’s use as an RLSE would ultimately be a matter of review of the data. There can be no assurance that data we intend to generate will be successful in establishing that increases in FXN concentrations are reasonably likely to predict clinical benefit or that increases in FXN concentrations due to treatment with nomlabofusp meet the legal standards to support approval of a marketing application. In addition, non-clinical pharmacology and clinical studies may not provide adequate information or may fail to support the predictive value of increases in FXN and, therefore, its ability to serve as a surrogate endpoint, or may fail to support that increases in FXN are the result of treatment with nomlabofusp. Even if these evidentiary requirements are met, we may not be able to accrue adequate exposures to assess clinical safety or expedite the scale up of manufacturing or meet other CMC requirements in a timeframe commensurate with the expedited assessment of clinical efficacy.

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

We received orphan drug designation from the FDA for nomlabofusp for the treatment of FA in July 2017. In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug. A drug is clinically superior if it is safer, more effective, or makes a major contribution to patient care. In the case of a biological product, whether a drug is the same drug is based on the principal molecular structural features of the product. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Additionally, we may lose orphan drug exclusivity if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Moreover, orphan drug exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. Further, even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve another drug for the same condition if such regulatory authority concludes that the later drug is clinically superior, which means that it is shown to be safer, more effective or makes a major contribution to patient care.

We have also received orphan designation for nomlabofusp in the European Union. In the European Union, the European Commission may grant orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In each case, orphan designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan product will be of significant benefit to patients over the existing options. In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following the grant of marketing authorization. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified. Loss of orphan drug designation for nomlabofusp or the failure to obtain such designation in other countries or for any future product candidates could adversely affect our business, financial condition and results of operation.

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

The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. The rare pediatric disease priority review voucher program began to sunset on December 20, 2024, due to failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains unknown at this time. We received rare pediatric disease designation from the FDA for nomlabofusp in 2019. We may, in the future, apply for rare pediatric disease designation from the FDA for future product candidates that may qualify for designation if Congress reauthorizes the program. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval.

Although nomlabofusp has received rare pediatric disease designation, nomlabofusp may not receive a priority review voucher for a number of reasons: nomlabofusp may not receive approval; nomlabofusp may receive approval in adults, but not pediatric patients; nomlabofusp may not meet the eligibility requirements for a priority voucher at the time we seek approval for nomlabofusp; or we may not meet the current deadline for receiving a priority review voucher (September 30, 2026), in which case we would not be able to obtain a voucher unless Congress further reauthorizes the program. Finally, a rare pediatric disease designation does not necessarily lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. If the program is reauthorized and we apply for designation for future product candidates as drugs for rare pediatric diseases, the FDA may not grant the designation. The failure to maintain rare pediatric disease designation for nomlabofusp or if FDA approval does not occur prior to September 30, 2026 could result in the inability to receive a priority review voucher which could adversely affect our business, financial condition and results of operations.

If we fail to maintain PRIME designation in the European Union for nomlabofusp, our competitive position could be harmed.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an MA through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage in comparison to existing therapies) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity to establish proof of principle, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, or if a medicine granted early access to the PRIME scheme cannot later demonstrate proof of concept, support under the PRIME scheme may be withdrawn. Approval of other therapies for the treatment Friedreich’s ataxia, including the approval of omaveloxolone could negatively impact our continued access to this and similar programs. Loss of PRIME designation for nomlabofusp or the failure to obtain such designation for any future product candidates could adversely affect our business, financial condition and results of operation.

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

Changes in the FDA, other government agencies or comparable regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed, approved or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The current administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, and accept the payment of user fees, statutory, regulatory and policy changes. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. As an example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC have had to furlough critical employees and stop critical activities.

If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, if the FDA or SEC experiences significant decreases in funding or personnel it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

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

Furthermore, we are not permitted to market nomlabofusp in the United States, or the European Union until we receive approval of a BLA from the FDA or the grant of an MA from the European Commission, or in any other foreign countries until we receive the requisite marketing approval from such countries. The development of drugs for FA or other rare diseases may require initial non-clinical studies, early and usually smaller, clinical trials and randomized, double-blind placebo controlled long-term safety and efficacy trials in order to test the safety and efficacy of the drug.

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

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations or judicial decisions or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could adversely affect our business, operations and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Previously, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Healthcare reform initiatives recently culminated in the enactment of the IRA, which, among other things, allow allows HHS to directly negotiate the ceiling price of a statutorily specified number of drugs and biologic each year that CMS reimburses under Medicare Part B and Part D, requires the payment of rebates on Medicare Part B and Part D drugs whose prices have increased at a rate faster than the rate of inflation, and redesign the Medicare Part D cost sharing structure, including revising manufacturer financial liability for covered products. For more information, see the section of this report titled “Business – Healthcare Laws and Regulations – Healthcare Reform.” Moreover, the Creating and Restoring Equal Access to Equivalent Samples Act ("CREATES" Act), was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

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

In the European Union, the European Commission has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals originally issued in 2005 and updated in 2014. In addition, in an effort to spur biosimilar utilization and/or increase potential healthcare savings, some countries in the European Union have adopted biosimilar uptake measures such as requiring physician prescribing quotas or promoting switching or pharmacy substitution of biosimilars for the corresponding reference products, and other countries may adopt similar measures. Some countries in the European Union may impose automatic price reductions upon market entry of the second or third biosimilar competitor.

In the United States, the ACA authorized the FDA to license biosimilars via a separate, abbreviated pathway. A growing number of companies have announced that they are in varying stages of development of biosimilar versions of existing biotechnology products. Some companies pursuing development of biosimilars may challenge our patents well in advance of the expiration of our material patents. The U.S. pathway includes the option for biosimilar products meeting certain criteria to be approved as interchangeable with their reference products. Some companies developing biosimilars may seek to license their products as interchangeable biologics, which could make it easier for prescribers or pharmacists to substitute those biosimilars for our products. In addition, critics of the 12-year exclusivity period in the biosimilar pathway will likely continue to seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law’s provisions regarding which new products receive data exclusivity. While we are unable to predict the precise impact of biosimilars, we expect in the future for there to be greater competition in the United States as a result of biosimilars and downward pressure on product prices and sales. These biosimilars or generics may affect the tier designation by third party payors and may require prior authorization for use of nomlabofusp, thereby adding barriers to access. This additional competition could have a material adverse effect on our business, financial condition and results of operations.

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

Our business could be adversely impacted by the effects of a global pandemic, epidemic or outbreak of an infectious disease. Such global outbreaks of communicable diseases globally could materially and adversely impact our operations, including without limitation, our manufacturing and supply chain for nomlabofusp and our planned clinical trials, which could continue to face, enrollment difficulties as hospitals or clinical trials sites experience closures. Because FA is a rare disease, there are a limited number of patients in close proximity to clinical trial sites and clinical trial patients travel from throughout the United States to clinical trial sites to participate. Any travel advisories or infection risks could present increased risks to patients traveling to a clinical trial site for dosing if clinical trials are allowed to continue. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials. In addition, employee health and availability could be impacted, which may have a material and adverse effect on our business, financial condition and results of operations. Future pandemics could adversely affect global economies and financial markets resulting in an economic downturn that could have a material adverse effect on our business and prospects.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. For example, the GDPR includes obligations requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors Companies that fail to comply with the GDPR may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place (for example, the European Commission approved Standard Contractual Clauses, and the UK International Data Transfer Agreement/Addendum) and transfer impact assessments carried out. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. If we are unable to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our internal computer systems, as well as those of CROs, CMOs, vendors, contractors, and consultants, and potential collaborators may experience failures, unauthorized access, or security breaches, potentially causing a material disruption in our product development programs, operations, harm to our brand, significant liabilities, loss of revenue, and additional costs.

Despite implementing comprehensive security measures, both our internal computer systems and those of our contracted third-party service providers are susceptible to various threats, including cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The extensive use of mobile devices accessing confidential information further heightens the risks, leading to potential device loss, security incidents, and data breaches that could result in the loss of confidential information and intellectual property. Any system failure, accident, or security breach causing interruptions in our operations may lead to a material disruption in our product development programs and business operations, potentially requiring substantial resources for recovery. For instance, the loss of clinical trial data from completed trials could lead to delays in regulatory approval efforts and significantly increase costs for data recovery or reproduction.

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

We face risks related to information technology regulatory and compliance requirements

We are subject to an evolving landscape of data privacy and security regulations, including the General Data Protection Regulation (GDPR), Health Insurance Portability and Accountability Act (HIPAA), California Consumer Privacy Act (CCPA), SEC cybersecurity disclosure requirements, among others. Failure to comply with these regulations may result in substantial fines, litigation, regulatory investigations, and reputational harm. The complexity of maintaining compliance across multiple jurisdictions increases our operational burden, requiring continuous updates to security policies, employee training, and IT infrastructure enhancements. Additionally, new or amended privacy laws may impose additional costs and operational challenges, impacting our ability to conduct business effectively. If we or one of our third-party service providers fail to adhere to regulatory requirements, we may be subject to enforcement actions, consent decrees, or restrictions on our ability to process sensitive data, potentially delaying our product development or commercialization efforts.

Many of our critical IT systems and data storage rely on cloud service providers. While these providers implement security controls, misconfigurations, lack of visibility into shared responsibility models, or insider threats can lead to data exposure or service disruptions. Failure to comply with evolving global data privacy and security regulations, such as GDPR, HIPAA, CCPA, SEC cybersecurity rules, and industry-specific compliance requirements (e.g., FDA 21 CFR Part 11 for regulated data), could subject us to significant fines, legal liabilities, and reputational harm.

We face the risk of shadow IT and unapproved software use by employees

Employees or contractors may use unauthorized or unapproved software, cloud services, or personal devices to access, store, or transmit company data, a practice commonly referred to as "Shadow IT". The use of such unapproved technologies increases security risks, as these applications and services may not adhere to our established cybersecurity and compliance standards. Shadow IT may introduce vulnerabilities, expose sensitive data to unauthorized parties, or lead to misconfigurations that may increase the likelihood of cyberattacks or data breaches. Additionally, unvetted third-party applications may not comply with regulatory requirements, exposing us to compliance violations and potential legal liabilities. Despite our ongoing efforts to monitor and control the use of unauthorized software, we may not be able to eliminate all instances of Shadow IT, which could materially impact our security posture, regulatory compliance, and business operations.

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

With respect to our patent portfolio, we in-license from WFUHS a certain issued U.S. patent that relates to the use of the TAT-FXN fusion protein for treating FA. We also in-license from IU United States patents and pending non-provisional applications in the United States and certain foreign countries that relate to the composition of nomlabofusp and methods of use, and certain U.S. patents relating to materials and methods of use relating to the development of nomlabofusp. We also own or co-own pending international PCT, foreign and United States non-provisional applications, United States Patents, and United States provisional applications relating to the development of nomlabofusp, including methods of use of nomlabofusp, biomarkers and to our peptide delivery platform technology.

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

Our key patent relating to nomlabofusp, which we license, will expire in 2040 and we will lose our ability to rely upon this patent to prevent competing products from entering the market, which may impair our ability to generate revenue.

We have in-licensed a certain patent relating to nomlabofusp from WFUHS. The U.S. patent relating to use of the TAT-FXN fusion protein for the treatment of FA expires in 2025. When these patents expire, we will be unable to use these patents to try to block others from marketing nomlabofusp in the United States We have also in-licensed an issued United States patent and pending non-provisional patent applications in the United States and certain foreign countries relating to the composition of nomlabofusp and methods of use from IU. This United States patent will expire in 2040 at the earliest. Pending applications if issued as patents, would also expire in 2040 at the earliest. We cannot predict whether these patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. When these various patents, if issued, expire, we will be unable to use the patents to try to block others from marketing nomlabofusp in the United States.

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

We have an exclusive license with WFUHS, pursuant to which we exclusively license certain patent rights relating to use of the TAT-frataxin fusion protein, on a worldwide basis. We have an exclusive license with IU, pursuant to which we exclusively license certain patent rights relating to nomlabofusp and its use for the treatment of mitochondrial diseases, on a worldwide basis.

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

Our in-licensed patent rights from WFUHS were funded in part by the U.S. government and are therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We have not yet registered trademarks for a commercial trade name for nomlabofusp or other potential product candidates and failure to secure such registrations could adversely affect our business, financial condition and results of operations.

In many jurisdictions, we have not yet registered trademarks for a commercial trade name for nomlabofusp or other potential product candidates. Any future trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, the USPTO and comparable agencies in many foreign jurisdictions give third parties an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, and similarly in many foreign jurisdictions regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or a foreign regulatory authority objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or other regulatory authorities.

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

Changes in patent law in the U.S. and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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
•
announcements by us or our commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant business developments, contracts, commercial relationships, or capital commitments;
•
adverse publicity relating to our markets, including with respect to other products and potential products in such markets;
•
the introduction of technological innovations or new therapies competing with our potential products;
•
the loss of key employees;
•
general and industry-specific economic conditions potentially affecting our research and development expenditures;
•
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including a global pandemic, or macroeconomic factors such as geopolitical tensions, tariffs, or the outbreak or escalation of hostilities or war;
•
changes in the structure of health care payment systems;
•
adverse regulatory decisions;
•
changes in investor perceptions of us or our industry;
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

Entities affiliated with Deerfield Management Company beneficially own or control approximately 33.3% of our outstanding common stock (assuming no exercise of outstanding options) as of December 31, 2024, on a fully-diluted basis. Accordingly, such entities have substantial influence over the outcome of a corporate action by us requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit our other stockholders.

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

Our Director of Information Technology, assisted by our managed information technology service provider and other third party service providers, leads the Company’s cybersecurity risk management processes. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods in certain contexts, including, manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing threat intelligence reports and feeds, conducting scans of certain environments, and other tests.

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

We have processes designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Vice President Legal and Compliance, Vice President Finance and Administration, Vice President - Controller, Chief Financial Officer and Director of Information Technology. In addition, the Company’s incident response policy includes a process for reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives reports from members of the Company’s management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them, as applicable.

ITEM 2. PROPERTIES

We are party to an operating lease for approximately 3,927 square feet of laboratory space in King of Prussia, PA. We believe the lab space is sufficient for our needs for the next several years.

We are party to an operating lease for approximately 8,104 square feet of office space in Bala Cynwyd, Pennsylvania that serves as our corporate office. We expect to increase our office space at our Bala Cynwyd Pennsylvania office in the near term by approximately 7,107 square feet to 15,211 square feet. We believe that appropriate office space will be readily available on commercially reasonable terms.

We are party to an operating lease for approximately 17,705 square feet of office space in Boston, Massachusetts. This lease expires in October 2029. On October 27, 2020, we entered into a sublease agreement whereby we subleased all 17,705 square feet of office space leased under the Boston Lease until October 2029.

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

Holders

As of March 24, 2025, we had approximately 62 record holders of our common stock.

Dividends

We have not declared or paid any dividends since our inception nor do we expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Part III, Item 12 of this Annual Report on Form 10-K.

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide ("CPP") technology platform. Our lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver tissue frataxin ("FXN"), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to systemically increase FXN levels in patients with FA.

We believe that our CPP platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

Since our inception, we have devoted substantially all of our resources to developing nomlabofusp, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, developing sales and marketing capacities, and providing general and administrative support for such operations.

Nomlabofusp Program Update

We have completed two Phase 1 clinical trials and a Phase 2 dose exploration trial, and have an ongoing Phase 2 OLE trial in patients with FA and an ongoing PK run-in study in adolescent patients with FA.

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

In July 2023, the FDA cleared initiation of a second cohort (50 mg) of our four-week, placebo-controlled, Phase 2 dose exploration trial of nomlabofusp in patients with FA and the initiation of our OLE trial with daily dosing of 25 mg.

In February 2024, we reported positive top-line data and successful completion of the Phase 2 dose exploration study. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and led to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. Patients who completed treatment in our Phase 2 dose exploration study or who previously completed a prior clinical trial of nomlabofusp are eligible to screen and possibly participate in the OLE study.

In March 2024, we dosed the first patient in our OLE trial, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, following the completion of enrollment, as well as at least one participant completing one year of dosing, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study ("FACOMS") database.

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

In September 2024, we received access to the Medicines and Healthcare Regulatory Agency ("MHRA") Innovative Licensing and Access Pathway (“ILAP”) for the treatment of adults and children with FA. The ILAP is facilitating patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with UK regulatory authorities and other stakeholders. Along with the receipt of the ILAP designation, nomlabofusp has already been granted orphan drug designations in the U.S. and the European Union (the “EU”), and access to the PRIME scheme in the EU.

In December 2024, we reported positive initial data from our ongoing OLE study. This data included safety, FXN levels, clinical, pharmacokinetic data and dose escalation:

•
Nomlabofusp was generally well tolerated for up to 260 days in subjects. The most common adverse events were injection site reactions, with most being mild, brief in duration, and self-limited. Two participants had serious adverse events (one seizure and one anaphylactic reaction) that resolved within 24 hours and withdrew from the study;
•
Long-term 25 mg tissue FXN levels showed positive mean change from baseline of 1.32 pg/μg in buccal cells and 9.28 pg/μg in skin cells at Day 90 and that 25 mg of nomlabofusp increased and maintained tissue FXN levels over time, increasing from a mean level of 15% of HV at baseline to 30% in buccal cells and from 16% to 72% in skin cells at Day 90;
•
Tissue FXN levels appear to reach steady-state levels by Day 30 in buccal cells;
•
Early clinical data showed trends toward improvement across a number of clinical outcomes for long-term 25 mg daily nomlabofusp including: (1) decreased values indicating early trends towards improvement in the Modified Friedreich Ataxia Rating Scale (mFARS) and the FARS-Activities of Daily Living ("ADL"), Modified Fatigue Impact Scale and 9 hole peg test at 90 days relative to baseline;
•
Key pharmacokinetic data showed rapid absorption after subcutaneous administration with exposure appearing to reach steady state in plasma by day 30 with no further accumulation, which is consistent with data from our Phase 1 and Phase 2 studies.

Also in December 2024, we announced that we were increasing the dose in the OLE to 50 mg of nomlabofusp daily for then currently enrolled and all future OLE study participants. In March 2025, we announced that our Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore, we expect to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, we amended the OLE protocol to administer premedication for the first month of dosing. The OLE study is ongoing with seven sites activated and participants continuing to enroll. All study participants are currently receiving the 50 mg dose of nomlabofusp. We plan to provide an update on OLE data on at least 30 to 40 study participants, some of whom have been receiving nomlabofusp for more than a year, in September 2025.

In January 2025, we initiated dosing of adolescents (12-17 years old) in a PK run-in study for pediatric patients with FA. Study participants in the PK run-in study are randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. Following assessment of safety and PK data, participants will be eligible to screen for the OLE study. The data from this cohort is expected to be presented during the nomlabofusp program update in September 2025.

In March 2025, we announced that FDA stated in written correspondence associated with a meeting through the START pilot program that they are open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN’s use as an RLSE would ultimately be a matter of review of the data in a future marketing application. FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data we recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies we submitted were performed at relevant human doses. FDA also suggested that we consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (PD) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. We plan to continue discussions with FDA regarding the adequacy of the safety data set for a BLA submission seeking accelerated approval targeted for year-end 2025.

Additionally, we have obtained feedback from both FDA and EMA on the global Phase 3 study protocol and we are on track to initiate the study by mid-2025 with potential sites in the U.S., E.U., U.K, Canada, and Australia.

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

In May 2024, we entered into a Sales Agreement (the "ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $100 million of shares of our common stock from time to time. To date, we have made no sales under the ATM agreement.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate these estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly, are considered an area of significant judgment and management’s review of manufacturing, non-clinical and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. We expect to increase our investment in research and development in order to advance nomlabofusp through additional clinical trials. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future as we pursue clinical development of nomlabofusp and/or any other product candidates we develop.

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

Results of Operations

The following commentary is a discussion and analysis of our financial condition as of December 31, 2024 and results of operations and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023 and should be read in conjunction with the consolidated financial statements and accompanying notes.

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$73,278	$27,670	$45,608
General and administrative	17,612	14,088	3,524
Total operating expenses	90,890	41,758	49,132
Loss from operations	(90,890)	(41,758)	(49,132)
Other income, net	10,286	4,809	5,477
Net loss	$(80,604)	$(36,949)	$(43,655)

Research and development expenses

Research and development expenses for the twelve months ended December 31, 2024 increased $45.6 million compared to the twelve months ended December 31, 2023 due to continued and increased clinical development of nomlabofusp and related regulatory and bioanalysis. The increase in research and development expenses was primarily driven by an increase of $36.1 million in nomlabofusp manufacturing costs including production scale-up, costs and manufacturing costs related to producing drug product doses to be used in ongoing and planned clinical trials, an increase of $4.5 million in personnel expense due to increased clinical, regulatory, quality and manufacturing headcount, an increase of $1.3 million of professional fees related to regulatory, quality, medical, and clinical consulting costs, an increase of $1.2 million in clinical costs primarily associated with the OLE study which began dosing patients in the first quarter of 2024, an increase of $1.0 million in stock compensation costs associated with the incremental 2024 grants for existing and new employees, an increase of $0.9 million related to our participation in the Friedreich’s Ataxia Research Alliance's ("FARA's") TRACK-FA Neuroimaging Consortium conducting a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials, an increase of $0.3 million in internal lab costs related primarily to gene expression and lipid studies and an increase of $0.2 million in facility costs associated with the new lab space.

General and administrative expenses

General and administrative expenses for the twelve months ended December 31, 2024 increased $3.5 million compared to the twelve months ended December 31, 2023. The increase in general and administrative expenses was primarily driven by an increase of $1.5 million in professional fees primarily related to consulting costs related to commercial activity and other public company related expenses, an increase of $1.4 million in personnel expense due to increased headcount, an increase of $0.4 million of other expense related to computer software, information technology services and recruiting and an increase of $0.2 million in stock compensation costs associated with 2024 grants to existing and new employee grants.

Other income, net

Other income, net was $10.3 million of income in the twelve months ended December 31, 2024 compared to $4.8 million in the twelve months ended December 31, 2023. The increase primarily relates to interest income on a higher investment base and higher investment yields on that base during the current period.

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

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(70,760)	$(33,459)
Net cash provided by (used in) investing activities	(85,387)	33,353
Net cash provided by financing activities	161,883	30
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,736	$(76)

Net cash used in operating activities

During the year ended December 31, 2024, net operating activities used $70.8 million of cash, resulting from our net loss of $80.6 million, adjusted for noncash expenses of $3.7 million, and changes in our operating assets and liabilities provided cash of $6.2 million. Our net loss was attributed to operating expenses of $90.9 million, offset by other income (net) of $10.3 million. The change in operating assets and liabilities was primarily due to an increase in accounts payable, an increase in accrued expenses and offset by an increase in prepaid assets, all associated with increasing expenditures and development activity.

During the year ended December 31, 2023, operating activities used $33.5 million of cash, resulting from our net loss of $36.9 million, adjusted for noncash expenses of $6.0 million, and changes in our operating assets and liabilities resulting in a use of cash of $2.5 million. Our net loss was attributed to operating expenses of $41.8 million, offset by other income (net) of $4.8 million. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and an increase in prepaid assets.

Net cash provided by (used in) investing activities

During the year ended December 31, 2024, investing activities used $85.4 million of net cash, resulting from purchases of $227.9 million in marketable securities, which was offset by $143.0 million of maturities and sales of marketable securities.

During the year ended December 31, 2023, investing activities provided $33.4 million of net cash, resulting from $134.8 million of maturities and sales of marketable securities, which was offset by purchases of $101.2 million in marketable securities.

Net cash provided by financing activities

During the year ended December 31, 2024, financing activities provided $161.9 million of cash primarily from an offering of common stock.

During the year ended December 31, 2023, financing activities provided less than $0.1 million of cash from the exercise of stock options and warrants.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $80.6 million and $36.9 million for the twelve months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $269.2 million and a cash, cash equivalents and marketable securities balance of $183.5 million, excluding restricted cash of $0.6 million.

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

In February 2024, we completed an underwritten public offering in which we issued and sold 19,736,842 shares of our common stock and received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses. We anticipate that our current cash, cash equivalents and marketable securities will fund operations into the second quarter of 2026. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the year ended December 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the fourth quarter of the fiscal year ended December 31, 2024, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent accounting firm is PricewaterhouseCoopers LLP, Philadelphia, Pennsylvania, USA, PCAOB Auditor ID: 238.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

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

The following exhibits are being filed herewith:

EXHIBIT INDEX

* Filed Herewith

+ Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit

# Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10).

^ Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

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

3.4

Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Larimar Therapeutics, Inc., dated May 31, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024).

3.5

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

10.3*

Restricted Stock Award Agreement for Company Employees under the Larimar Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 14, 2024).

10.4*	Non-Qualified Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 14, 2024).
10.5

Form of Performance-Based Restricted Stock Unit Award Agreement under the
Larimar Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2025).

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
10.11

Employment Agreement, dated February 7, 2023, by and between the Company and Gopi Shankar (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 14, 2023).

10.12

Employment Agreement dated May 23, 2023, by and between the Company and Russell Clayton (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).

10.13#

License Agreement, by and between the Company and Wake Forest University Health Sciences, effective as of November 30, 2016. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.14#

Amendment 1 to License Agreement, by and between the Company and Wake Forest University Health Sciences, effective as of November 28, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.15#

Amendment 2 to License Agreement, by and between the Company and Wake Forest University Health Sciences, effective as of March 29, 2019 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.16#

License Agreement, by and between the Company and Indiana University Research and Technology Corporation, effective as of November 30, 2016 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.17#

First Amendment to License Agreement, by and between the Company, the Trustee of Indiana University and Indiana University Research and Technology Corporation, effective as of August 16, 2019 (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).

10.18

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

10.20	Notice of Substitute Option Grant between the Company and a certain Optionee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on June 26, 2020).
10.21

Lease, dated as of August 8, 2019, by and between Larimar Therapeutics, Inc. and Bala Plaza Property, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on March 14, 2024).

10.22

First Amendment to Lease, dated as of March 9, 2023, by and between the Company and Bala Plaza Property, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 14, 2024).

10.23+

Commercial Lease by and between the Company and Shigo Center Plaza Owner, LLC dated as of February 12, 2019 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2019).

10.24+

Sublease, dated October 27, 2020 by and between the Company and Massachusetts Municipal Association, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2020).

10.25+

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

10.27+

Second Amendment to Master Services Agreement, dated as of September 20, 2022, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 14, 2023)

10.28

Sales Agreement, dated as of May 9, 2024, by and between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024).

19.1*^	Insider Trading Policy.
21.1*	Subsidiaries of Larimar Therapeutics, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.
32.1**	Section 1350 certification of the Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Larimar Therapeutics. Inc.’s Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed on March 14, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date

/s/ Carole S. Ben-Maimon, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2025
Carole S. Ben-Maimon, M.D.

/s/ Michael Celano	Chief Financial Officer (principal financial and accounting officer)	March 24, 2025
Michael Celano

/s/ Joseph Truitt	Chairman, Board of Directors	March 24, 2025
Joseph Truitt

/s/ Thomas E. Hamilton	Director	March 24, 2025
Thomas E. Hamilton

/s/ Jonathan Leff	Director	March 24, 2025
Jonathan Leff

/s/ Jeffrey W. Sherman, M.D., FACP	Director	March 24, 2025
Jeffrey W. Sherman, M.D., FACP

/s/ Frank E. Thomas	Director	March 24, 2025
Frank E. Thomas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Larimar Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Larimar Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter are also described in Note 1.

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

Accrued Research and Development Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its key service providers. Within accrued expenses, total accrued research and development expenses amounted to $17.1 million as of December 31, 2024. Management’s process involves reviewing open contracts and purchase orders, communicating with personnel and outside vendors to identify services that have been performed, and estimating the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not been received.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures also included, among others; (i) testing management’s process for estimating accrued research and development expenses; (ii) evaluating the appropriateness of the method used by management to develop the estimate; (iii) testing the completeness and accuracy of the data used by management to develop the estimates related to the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not yet been received; (iv) evaluating the reasonableness of the estimated costs incurred for the services which have not been invoiced or other notification of actual costs have not yet been received, on a sample basis, by tracing to underlying supporting documentation, such as underlying contracts, invoices and information received from certain third party service vendors, where applicable, and; (v) testing a selection of invoices received by the Company subsequent to December 31, 2024.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 24, 2025

We have served as the Company’s auditor since 2020.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$33,218	$26,749
Marketable securities	150,236	60,041
Prepaid expenses and other current assets	11,850	3,385
Total current assets	195,304	90,175
Property and equipment, net	881	684
Operating lease right-of-use assets	2,838	3,078
Restricted cash	606	1,339
Other assets	596	659
Total assets	$200,225	$95,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$1,283
Accrued expenses	20,872	7,386
Operating lease liabilities, current	1,060	837
Total current liabilities	24,356	9,506
Operating lease liabilities	4,057	4,709
Total liabilities	28,413	14,215
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 63,815,065 and 43,909,069 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	64	43
Additional paid-in capital	440,758	270,150
Accumulated deficit	(269,158)	(188,554)
Accumulated other comprehensive gain	148	81
Total stockholders’ equity	171,812	81,720
Total liabilities and stockholders’ equity	$200,225	$95,935

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$73,278	$27,670
General and administrative	17,612	14,088
Total operating expenses	90,890	41,758
Loss from operations	(90,890)	(41,758)
Other income, net	10,286	4,809
Net loss	$(80,604)	$(36,949)
Net loss per share, basic and diluted	$(1.32)	$(0.84)
Weighted average common shares outstanding, basic and diluted	61,256,084	43,901,241
Comprehensive loss:
Net loss	$(80,604)	$(36,949)
Other comprehensive loss:
Unrealized gain on marketable securities	67	112
Total other comprehensive gain	67	112
Total comprehensive loss	$(80,537)	$(36,837)

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain	Equity
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720
Issuance of common stock, net	19,736,842	20	161,736	—	—	161,756
Vesting of restricted stock units	153,750	1	(1)	—	—	—
Exercise of stock options	15,404	—	77	—	—	77
Stock-based compensation expense	—	—	8,796	—	—	8,796
Unrealized gain on marketable debt securities	—	—	—	—	67	67
Net Loss	—	—	—	(80,604)	—	(80,604)
Balances as of December 31, 2024	63,815,065	$64	$440,758	$(269,158)	$148	$171,812

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2022	43,269,200	$43	$262,496	$(151,605)	$(31)	$110,903
Stock-based compensation expense	—	—	7,615	—	—	7,615
Exercise of stock options	11,466	—	33	—	—	33
Exercise of warrants	628,403	—	6	—	—	6
Unrealized gain on marketable securities	—	—	—	—	112	112
Net loss	—	—	—	(36,949)	—	(36,949)
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(80,604)	$(36,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,796	7,615
Lease expense	(189)	(82)
Depreciation expense	318	311
Net accretion of discount on marketable securities	(5,256)	(1,843)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,465)	(1,065)
Accounts payable	1,141	(403)
Accrued expenses	13,436	(1,022)
Other assets	63	(21)
Net cash used in operating activities:	(70,760)	(33,459)
Cash flows from investing activities:
Purchase of property and equipment	(515)	(164)
Purchase of marketable securities	(227,872)	(101,233)
Maturities and sales of marketable securities	143,000	134,750
Net cash provided by (used in) investing activities	(85,387)	33,353
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	161,806	—
Proceeds from exercise of stock options and warrants	77	30
Net cash provided by financing activities	161,883	30
Net increase (decrease) in cash, cash equivalents and restricted cash	5,736	(76)
Cash, cash equivalents and restricted cash at beginning of period	28,088	28,164
Cash, cash equivalents and restricted cash at end of period	$33,824	$28,088
Supplemental disclosure of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$465	$790
Offering costs included in accounts payable and accrued expense	50	—
Proceeds from exercise of stock options included in other current assets	—	9

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

Larimar has completed two Phase 1 clinical trials and a Phase 2 dose exploration trial, and has an ongoing Phase 2 OLE trial in patients with FA and an ongoing run-in study in adolescent patients with FA.

In May 2021, the Company reported positive top-line data from its Phase 1 FA program after completing dosing of the single ascending dose ("SAD") trial in December 2020 and of the multiple ascending dose ("MAD") trial in March 2021. Data from these trials demonstrated proof-of-concept by showing that daily subcutaneous injections of nomlabofusp for up to 13 days resulted in dose-dependent increases in FXN levels from baseline compared to placebo in all evaluated tissues (buccal cells, skin, and platelets). There were no serious adverse events associated with either the MAD or SAD trials.

In May 2023, the Company reported preliminary unblinded top-line data from the 25 mg cohort of the Phase 2 four-week, placebo-controlled, dose exploration trial of nomlabofusp in FA patients. Data from the cohort indicated nomlabofusp was generally well tolerated and showed increases in FXN levels from baseline compared to placebo in all evaluated tissues (skin and buccal cells) at day 14.

In July 2023, the FDA cleared initiation of a second cohort (50 mg) of the four-week, placebo-controlled, Phase 2 dose exploration trial of nomlabofusp in patients with FA and the initiation of the OLE trial with daily dosing of 25 mg.

In February 2024, the Company reported positive top-line data and successful completion of the Phase 2 dose exploration study. Nomlabofusp was generally well tolerated throughout the four-week treatment periods, had a predictable pharmacokinetic profile and led to dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Participants in the 25 mg (n=13) and 50 mg (n=15) cohorts were randomized 2:1 to receive subcutaneous injections of nomlabofusp or placebo. Patients who completed treatment in the Phase 2 dose exploration study or who previously completed a prior clinical trial of nomlabofusp are eligible to screen and possibly participate in the OLE study.

In March 2024, Larimar dosed the first patient in the OLE trial, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, following the completion of enrollment, as well as at least one participant completing one year of dosing, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study ("FACOMS") database.

On May 30, 2024, Larimar announced that the FDA's Center for Drug Evaluation and Research ("CDER") had selected nomlabofusp as one of a few programs for participation in the Support for Clinical Trials Advancing Rare Disease Therapeutics ("START") Pilot Program. The objective of the program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA staff to expedite the review process of biologics and drugs.

In September 2024, the Company received access to the Medicines and Healthcare Regulatory Agency ("MHRA”) Innovative Licensing and Access Pathway (“ILAP”) for the treatment of adults and children with FA. The ILAP is facilitating patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with UK regulatory authorities and other stakeholders. Along with the receipt of the ILAP designation, nomlabofusp has already been granted orphan drug designations in the U.S. and the European Union (the “EU”), and access to the PRIME scheme in the EU.

In December 2024, the Company reported positive initial data from the ongoing OLE study. This data included safety, FXN levels, clinical, pharmacokinetic data and dose escalation:

•
Nomlabofusp was generally well tolerated for up to 260 days in subjects. The most common adverse events were injection site reactions, with most being mild, brief in duration, and self-limited. Two participants had serious adverse events (one seizure and one anaphylactic reaction) that resolved within 24 hours and withdrew from the study;
•
Long-term 25 mg tissue FXN levels showed positive mean change from baseline of 1.32 pg/μg in buccal cells and 9.28 pg/μg in skin cells at Day 90 and that 25 mg of nomlabofusp increased and maintained tissue FXN levels over time, increasing from a mean level of 15% of HV at baseline to 30% in buccal cells and from 16% to 72% in skin cells at Day 90;
•
Tissue FXN levels appear to reach steady-state levels by Day 30 in buccal cells;
•
Early clinical data showed trends toward improvement across a number of clinical outcomes for long-term 25 mg daily nomlabofusp including: (1) decreased values indicating early trends towards improvement in the Modified Friedreich Ataxia Rating Scale (mFARS) and the FARS-Activities of Daily Living ("ADL"), Modified Fatigue Impact Scale and 9 hole peg test at 90 days relative to baseline;
•
Key pharmacokinetic data showed rapid absorption after subcutaneous administration with exposure appearing to reach steady state in plasma by day 30 with no further accumulation, which is consistent with data from our Phase 1 and Phase 2 studies.

Also in December 2024, Larimar announced that it was increasing the dose in the OLE to 50 mg of nomlabofusp daily for then currently enrolled and all future OLE study participants. In March 2025, the Company announced that its Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore, Larimar expects to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, Larimar amended the OLE protocol to administer premedication for the first month of dosing. The OLE study is ongoing with seven sites activated and participants continuing to enroll. All study participants are currently receiving the 50 mg dose of nomlabofusp. The Company plans to provide an update on OLE data on at least 30 to 40 study participants, some of whom have been receiving nomlabofusp for more than a year, in September 2025.

In January 2025, Larimar initiated dosing of adolescents (12-17 years old) in a PK run-in study for pediatric patients with FA. Study participants in the PK run-in study are randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. Following assessment of safety and PK data, participants will be eligible to screen for the OLE study. The data from this cohort is expected to be presented during the nomlabofusp program update in September 2025.

In March 2025, Larimar announced that FDA stated in written correspondence associated with a meeting through the START pilot program that they are open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN’s use as an RLSE would ultimately be a matter of review of the data in a future marketing application. FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data the Company recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies Larimar submitted were performed at relevant human doses. FDA also suggested that Larimar consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (PD) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. Larimar plans to continue discussions with FDA regarding the adequacy of the safety data set for a BLA submission seeking accelerated approval targeted for year-end 2025.

Additionally, the Company has obtained feedback from both FDA and EMA on the global Phase 3 study protocol and is on track to initiate the study by mid-2025 with potential sites in the U.S., E.U., U.K, Canada, and Australia.

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

Basis of Presentation

The consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with U. S. Generally Accepted Accounting Principles ("GAAP").

Liquidity and Capital Resources

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $80.6 million and $36.9 million for the years ended December 31, 2024, and 2023, respectively, and cash flow used in operations of $70.8 million and $33.5 million for the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $269.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of December 31, 2024, the Company had approximately $183.5 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents and marketable securities upon the merger with Zafgen, Inc. ("Zafgen") and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In February 2024, the Company sold 19,736,842 shares of its common stock in an underwritten public offering at a price of $8.74 per share and received net proceeds of approximately $161.8 million.

In accordance with Accounting Standards Codification (“ASC”) 205, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements into the second quarter of 2026.

The Company has not yet commercialized any products and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, that it will need additional capital to fund its future operating and capital requirements. Unless and until the Company can generate substantial revenue, management continuously evaluates different strategies to obtain the required funding for future operations. These strategies include seeking additional funding through a combination of public or private equity offerings, debt or royalty financings, collaborations and licensing arrangements, strategic partnerships with pharmaceutical and/or larger biotechnology companies, or other sources. The incurrence of indebtedness would result in increased payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights, minimum required cash balances and other operating restrictions that could adversely impact the Company's ability to conduct its business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize its product candidates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2024 and 2023.

Marketable securities

Marketable securities consist of debt investments with original maturities greater than ninety days. The Company classifies its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. When the fair value is below the amortized cost the amount of the expected credit loss is estimated. The credit-related impairment amount, if any, would be recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income in stockholders’ equity. Credit losses, if any, are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or if it is more likely than not that the Company would be required to sell the security prior to recovery of its amortized cost basis, the allowance for credit loss would be written off and the excess of the amortized cost basis of the asset over its fair value would be recorded in net income.

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

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug manufacturing and scale- up, other drug development and testing costs, clinical studies and non-clinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, non-clinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials and to scale up the manufacturing process, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its key service providers.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company is managed on a consolidated basis and has one operating and reportable segment related to the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies, primarily nomlabofusp, the Company's life science segment. The Company’s chief operating decision maker (“CODM”) is the Company's chief executive officer ("CEO").

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Company and its reportable segment based on net loss, which is reported on the consolidated Statements of Operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. All long-lived assets are located in the U.S.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and regulatory approval.

The CODM uses consolidated financial information, including consolidated net loss, to evaluate performance, forecast future period financial results, allocate resources for the company by, among other things, comparing budgeted to actual results.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the twelve months ended December 31, 2024 and 2023:

	2024	2023
Operating expenses:
Technical operations	$44,805	$6,781
Development	24,361	15,733
Nomlabofusp support	4,112	5,156
General and administrative	15,944	14,088
Commercial	1,668	—
Total operating expenses	$90,890	$41,758
Other income, net	(10,286)	(4,809)
Net loss	$(80,604)	$(36,949)

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

Comprehensive Gain (Loss)

Comprehensive gain (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and 2023, the Company’s only element of other comprehensive gain (loss) was unrealized gain (loss) on marketable securities.

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

The Company excluded 7,135,390 and 4,888,502 options to purchase common stock, outstanding as of December 31, 2024 and 2023 respectively, from the computation of diluted net loss per share for the twelve months ended December 31, 2024 and 2023, respectively, because they had an anti-dilutive impact due to the net loss incurred for the periods.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07, effective December 31, 2024, in these consolidated financial statements. ASU 2023-07 only impacted the disclosures and did not impact the consolidated financial statements. See Note 2, Segment Information, for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This ASU will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has determined it will adopt this ASU on January 1, 2025, the adoption of which is not expected to have a material impact on the Company’s consolidated results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will evaluate the impact adopting ASU 2024-03 will have on the Company's consolidated financial statements and disclosures.

3.
Fair Value Measurements and Cash Equivalents/Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2024 and 2023 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2024 and 2023:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2024
Cash equivalents:
Money market funds invested in government securities	$26,702	$26,702	$—	$—
Total cash equivalents	26,702	26,702	—	—

Marketable securities:
U.S. Treasury Bills	2,947	2,947	—	—
U.S. Government securities	147,289	—	147,289	—
Total marketable securities	150,236	2,947	147,289	—
Total cash equivalents and marketable securities	$176,938	$29,649	$147,289	$—

December 31, 2023
Cash equivalents:
Money market funds invested in government securities	$24,701	$24,701	$—	$—
Total cash equivalents	24,701	24,701	—	—

Marketable securities:
U.S. Treasury Bills	17,334	17,334	—	—
U.S. Government securities	35,719	—	35,719	—
Corporate bonds	6,988	—	6,988	—
Total marketable securities	60,041	17,334	42,707	—
Total cash equivalents and marketable securities	$84,742	$42,035	$42,707	$—

The accrued interest receivable related to the Company’s investments was $1.1 million and $0.3 million as of December 31, 2024 and 2023, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

As of December 31, 2024, the unrealized loss for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of December 31, 2024 and 2023, no allowances for credit losses for the Company’s investments were recorded. During the twelve months ended December 31, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

As of December 31, 2024 and 2023, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills and U.S. government and agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 360 days or less.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2024 and 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2024
Assets:
U.S. Treasury Bills	2,945	2	—	2,947
U.S. Government securities	147,143	166	(20)	147,289
Total marketable securities	$150,088	$168	$(20)	$150,236
December 31, 2023
Assets:
U.S. Treasury Bills	17,330	4	—	17,334
U.S. Government securities	35,653	66	—	35,719
Corporate bonds	6,977	11	—	6,988
	$59,960	$81	$—	$60,041

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Prepaid research and development expenses	$9,780	$1,994
Interest receivable	1,054	332
Prepaid insurance	499	682
Other prepaid expenses and other assets	517	377
Total prepaid expenses and other assets	$11,850	$3,385

5.
Fixed Assets

Fixed assets, net consisted of the following:

		December 31,	December 31,
	Useful Life	2024	2023
		(in thousands)
Computer equipment	5 years	$117	$117
Lab equipment	5 years	1,707	1,192
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	45	45
Total property, plant and equipment		2,424	1,909
Less: Accumulated depreciation		(1,543)	(1,225)
Property, plant and equipment, net		$881	$684

Depreciation expense was $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. In addition, for the years ended December 31, 2024 and 2023, there was $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Accrued research and development expenses	$17,057	$4,594
Accrued payroll and related expenses	3,254	2,365
Accrued other	561	427
Total accrued expenses and other current liabilities	$20,872	$7,386

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

As of December 31, 2024, the Company’s Amended and Restated Certificate of Incorporation, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 63,815,065 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In February 2024, the Company sold 19,736,842 shares of its common stock in an underwritten public offering price of $8.74 per share and received net proceeds of approximately $161.8 million.

2022 ATM Agreement

In November 2022, the Company entered into a sales agreement (the "2022 ATM Agreement") with a Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50.0 million of shares of common stock (the “ATM Shares”) from time to time.

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

The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based restricted stock units, and cash or other stock-based awards. ISOs may be granted only to the Company’s employees, including the Company’s officers, and the employees of the Company’s affiliates. All other awards may be granted to the Company’s employees, including the Company’s officers, the Company’s non-employee directors and consultants, and the employees and consultants of the Company’s affiliates.

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

As permitted by the 2020 Plan, the Company added 2,552,603 and 1,756,363 shares available for grant to the 2020 Plan on January 1, 2025 and January 1, 2024, respectively, increasing the maximum number of shares of the Company’s common stock that may be issued under the 2020 Plan as of January 1, 2025 to 3,179,529 shares.

During the twelve months ended December 31, 2024 and 2023, respectively, options to purchase 1,242 and 224,437 shares issued under the Prior Plans were canceled and became available for grant under the 2020 Plan. In addition, as of December 31, 2024, 626,926 shares of common stock were available for grant under the 2020 Plan.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

	2024	2023
Risk-free interest rate	4.12%	3.72%
Expected term (in years)	6.22	6.23
Expected volatility	95%	94%
Dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2024 (amounts in millions, except for share and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2023	4,273,502	$9.06	7.8
Granted	2,235,377	5.35
Exercised	(15,404)	5.00
Forfeited/Expired	(57,088)	10.08
Outstanding as of December 31, 2024	6,436,387	$7.78	7.6	$0.4
Exercisable as of December 31, 2024	3,094,992	$10.45	6.3	$0.2
Vested and expected to vest as of December 31, 2024	6,436,387	$7.78	7.6	$0.4
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2024.

2024 Option Grants

During the twelve months ended December 31, 2024, the Company granted options to purchase 2,235,377 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 2,235,377 options granted, 2,140,377 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 95,000 options were annual grants to the Company's directors and vest one year from the grant date. The weighted-average grant date fair value of options granted under the 2020 Plan during the twelve months ended December 31, 2024 was $4.25.

As of December 31, 2024, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $10.7 million, which is expected to be recognized over a weighted average period of 2.63 years.

Inducement Stock Option Grant

There were no inducement awards granted in the twelve months ended December 31, 2024.

As of December 31, 2024, total unrecognized compensation expense related to unvested inducement options granted under the 2020 Plan was $0.7 million, which is expected to be recognized over a weighted average period of 2.28 years.

Restricted Stock Units

RSUs were granted under the 2020 Plan to the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the twelve months ended December 31, 2024 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2023	615,000	$4.94	1.6
Restricted stock units granted	245,372	4.21
Restricted stock units vested	(153,750)	4.94
Restricted stock units forfeited	(7,619)	4.64
Outstanding as of December 31, 2024	699,003	$4.69	1.2	$2.7
Unvested and expected to vest as of December 31, 2024	699,003	$4.69	1.2	$2.7

Restricted Stock Unit Grants

During the twelve months ended December 31, 2024, the Company granted 245,372 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value during the twelve months ended December 31, 2024 of $4.21.

As of December 31, 2024, total unrecognized compensation expense for RSUs was $2.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

January 2025 Option, Restricted Stock Unit Grants and Performance-Based Restricted Stock Units

On January 22, 2025, the Company granted options to purchase 2,084,162 shares of common stock, 347,360 shares of restricted stock units and 200,000 Performance-based restricted stock units to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date, and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The shares of restricted stock will vest annually over four years. The performance-based restricted stock units were granted to the Company's named executive officers. The grants included two performance milestones. The fist milestone, which relates to 20% of each grant, will vest if the FDA accepts the filing of a biologic license application for accelerated approval of nomlabofusp by December 31, 2026. The second milestone, representing 80% of each grant will vest if the FDA approves the Company nomlabofusp BLA within 12 months of the BLA acceptance (no later than December 31, 2027.) If the first milestone is not achieved by December 31, 2026, the full grant will be forfeited.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Research and development	$4,053	$3,077
General and administrative	4,743	4,538
	$8,796	$7,615

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

Leases

Bala Cynwyd Office Space

On August 8, 2019, the Company entered into an operating lease for 4,642 square feet of office space in Bala Cynwyd, Pennsylvania, effective as of December 15, 2019, for a period of three years and six months with an option to extend the lease for three additional years. Due to required tenant improvements to be completed by the landlord, the Company did not take immediate possession of the leased property and the lease term commenced on February 15, 2020.

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

The right of use assets and lease liabilities with these leases are reflected in the financial statements for the year ended December 31, 2024 as are the right of use asset and lease liability of the Company's Boston office space and lab space discussed below.

Boston Office Lease

In connection with the Company's 2020 merger with Zafgen described in footnote 1, on May 28, 2020, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company was initially required to maintain a letter of credit, of $1.3 million. In October of 2024, upon the agreement with the landlord that we had achieved certain clinical development milestones required in the lease, this letter of credit was reduced to $0.6 million. During both periods presented, this cash deposit and is classified as restricted cash within the consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The right-of-use asset is being amortized to other income/(expense) over the remaining lease term as a result of the sublease described below.

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

On October 16, 2023, the Company entered into an operating lease for alternate lab space in King of Prussia, Pennsylvania for a period of four years. Due to required tenant improvements to be completed by the landlord, the Company did not take immediate possession of the leased property. The actual lease term commenced on May 10, 2024. Upon commencement of the lease term, the Company recorded a right of use asset and lease liability of $0.5 million which are reflected in these consolidated financial statements.

Lease Expense

Expense arising from operating leases was $0.5 million and $0.4 million during the twelve months ended December 31, 2024 and 2023, respectively. For operating leases, the weighted-average remaining lease term for leases at December 31, 2024 and 2023 was 4.5 and 5.5 years, respectively. For operating leases, the weighted average discount rate for leases at December 31, 2024 and 2023 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of December 31, 2024 are as follows:

Year Ending December 31,	Operating
(in thousands)	Leases
2025	$1,543
2026	1,473
2027	1,267
2028	1,189
2029	959
Thereafter	—
Total lease payments	6,431
Less: imputed interest	(1,314)
Present value of lease liabilities	$5,117

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

9.
Income Taxes

During the years ended December 31, 2024, and 2023, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows.

	Years ended December 31,
	2024	2023
Domestic	$(80,604)	$(36,948)
Foreign	—	(1)
	$(80,604)	$(36,949)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.3	4.9
Change in state tax rate	(1.3)	(1.7)
Federal and state research and development tax credit	14.5	8.2
Nondeductible permanent differences	(0.8)	(1.0)
Stock compensation forfeitures - DTA Write Off	—	(1.8)
Change in deferred tax asset valuation allowance	(38.7)	(29.6)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
Deferred tax assets:
Capitalized R&D - acquired in merger with Zafgen	$66,678	$66,678
Capitalized R&D - Section 174 Costs post 2021	22,616	9,411
Stock based compensation	4,879	3,490
Net operating loss carryforwards	50,177	45,195
Tax credit carryforwards	28,022	16,319
Other temporary differences	30	21
Accruals & reserves	19	19
Fixed assets & intangibles	119	107
Operating lease liability	1,196	1,298
Total deferred tax assets	$173,736	$142,538
Deferred tax liabilities:
Operating right of use asset	(708)	(768)
Total deferred tax liabilities	$(708)	$(768)
Less: Valuation allowance	$(173,028)	$(141,770)
Net deferred tax assets / (liabilities)	$—	$—

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2024 and 2023 related primarily to the increase in net operating loss carryforwards and tax credit carryforwards and a decrease other deferred tax assets associated with a reduction in the Company’s effective state rate. Changes to the valuation allowance were as follows:

	Years ended December 31,
	2024	2023
Valuation allowance as of the beginning of the year	$141,770	$130,831
Increases recorded to income tax provision	31,258	10,939
Valuation allowance at end of year	$173,028	$141,770

As of December 31, 2024, the Company had net operating loss carryforwards that expire for federal, foreign and state income tax purposes of $198.2 million, $1.2 million and $164.5 million, respectively. The federal and state operating losses begin to expire in 2026 and 2030, while the foreign net loss carryforward can be carried forward indefinitely. As of December 31, 2024, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $159.5 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. As of December 31, 2024, the Company also had available tax credit carryforwards for federal and state income tax purposes of $28.0 million which begin to expire in 2039. Utilization of the pre-Merger net operating loss carryforwards attributable to Zafgen, of approximately $33.5 million, are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes occurred during the tax year associated with the Merger. In addition to the limitation of the pre-Merger NOL’s of Zafgen, the net capitalized R&D deferred tax assets in the amount of $66.9 million is subject to the built-in loss rules under Section 382 and may not be realized if the underlying asset associated with the R&D is disposed within five years of the Merger, or May 28, 2025. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The ownership changes will limit the amount of pre-merger Zafgen carryforwards that can be utilized annually to offset future taxable income with an annual limitation of approximately $35 thousand per year. The Company has reduced their NOL and R&D tax credit deferred tax assets associated with the pre-Merger Zafgen operations as a result of the 382 analysis.

The Company believes that as a result of its merger with Zafgen, its ability to utilize NOLs acquired in the transaction and our other NOLs is expected to be severely limited by Section 382 of the Code. Additionally, the Company’s July 2021, September 2022 and February 2024 equity transactions could also limit its ability to utilize NOLs in the future. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. If the Company experienced a change of control, as defined by Section 382, at any time since inception, utilization of its net operating loss carryforwards or tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Additionally, our July 2021, September 2022 and February 2024 equity transactions could also limit our ability to utilize NOLs in the future. Any limitation may result in expiration of a portion of the net operating loss carryforwards or tax credit carryforwards before utilization. Further, until a study is completed, and any limitation is known, no amounts are being presented as an uncertain tax position.

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $69.2 million, $24.5 million and $22.2 million in 2024, 2023 and 2022, respectively. The Company is amortizing these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

As of December 31, 2024 and 2023, the Company’s net deferred tax asset balance before the valuation allowance was $173.0 million and $141.8 million, respectively, and was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2024 and 2023, gross deferred tax assets increased due to deferred tax assets acquired as a result of additional net operating loss carryforwards and research and development tax credits generated.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2024 and 2023. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2020 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

10.
Related Party

In May 2024, the Company entered into an agreement with the Friedreich’s Ataxia Research Alliance (FARA) to join the TRACK-FA Neuroimaging Consortium that includes pharmaceutical, biotechnology, academic and clinical partners. The consortium will conduct a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials. As an industry partner, the Company will help fund the study and contribute to the study design, research activities, and analysis. The Company will have access to all study data for use in its regulatory filings, as appropriate. During the twelve months ended December 31, 2024, the Company incurred $0.9 million of costs related to the Track-FA program and will fund future costs going forward. One of the Company’s Directors is also a director of FARA.

Additionally, during the twelve months ended December 31, 2024, the Company sponsored patient and caregiver awareness events held by FARA for a cumulative $0.1 million.