Form 10-Q
period 2025-03-31
Larimar Therapeutics, Inc.
filed 2025-04-30
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 27, 2025, there were 64,027,892 shares of the registrants Common Stock, $0.001 par value per share, outstanding.

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
•
the extent to which geopolitical tensions, including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, including tariffs (including tariffs or trade protection measures that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases that could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop;
•
the potential impact of regulatory developments in the U.S., including regulatory developments due to changes in the U.S. presidential administration, healthcare reform in the United States, including the Inflation Reduction Act of 2022 ("IRA"), and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 14, 2025. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$21,126	$33,218
Marketable securities	136,400	150,236
Prepaid expenses and other current assets	7,959	11,850
Total current assets	165,485	195,304
Property and equipment, net	855	881
Operating lease right-of-use assets	2,647	2,838
Restricted cash	606	606
Other assets	582	596
Total assets	$170,175	$200,225
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,274	$2,424
Accrued expenses	18,764	20,872
Operating lease liabilities, current	1,096	1,060
Total current liabilities	22,134	24,356
Operating lease liabilities	3,770	4,057
Total liabilities	25,904	28,413
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 64,027,892 and 63,815,065 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	64	64
Additional paid-in capital	442,592	440,758
Accumulated deficit	(298,439)	(269,158)
Accumulated other comprehensive gain	54	148
Total stockholders’ equity	144,271	171,812
Total liabilities and stockholders’ equity	$170,175	$200,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$26,552	$12,939
General and administrative	4,636	3,795
Total operating expenses	31,188	16,734
Loss from operations	(31,188)	(16,734)
Other income, net	1,907	2,080
Net loss	$(29,281)	$(14,654)
Net loss per share, basic and diluted	$(0.46)	$(0.27)
Weighted average common shares outstanding, basic and diluted	63,964,008	53,553,707
Comprehensive loss:
Net loss	$(29,281)	$(14,654)
Other comprehensive loss:
Unrealized loss on marketable securities	(94)	(106)
Total other comprehensive loss	(94)	(106)
Total comprehensive loss	$(29,375)	$(14,760)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2024	63,815,065	$64	$440,758	$(269,158)	$148	$171,812
Vesting of restricted stock units	212,827	—	—	—	—	—
Stock-based compensation expense	—	—	1,834	—	—	1,834
Unrealized loss on marketable securities	—	—	—	—	(94)	(94)
Net loss	—	—	—	(29,281)	—	(29,281)
Balances as of March 31, 2025	64,027,892	$64	$442,592	$(298,439)	$54	$144,271

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720
Issuance of common stock, net	19,736,842	20	161,736	—	—	161,756
Vesting of restricted stock units	153,750	1	(1)	—	—	—
Exercise of stock options	356	—	—	—	—	—
Stock-based compensation expense	—	—	2,128	—	—	2,128
Unrealized loss on marketable securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(14,654)	—	(14,654)
Balances as of March 31, 2024	63,800,017	$64	$434,013	$(203,208)	$(25)	$230,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,281)	$(14,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,834	2,128
Lease expense	(60)	(43)
Depreciation expense	88	80
Amortization of premium on marketable securities	(755)	(583)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,891	(272)
Accounts payable	(150)	290
Accrued expenses	(2,121)	2,662
Other assets	14	(19)
Net cash used in operating activities:	(26,540)	(10,411)
Cash flows from investing activities:
Purchases of property and equipment	(49)	—
Purchases of marketable securities	(52,503)	(84,864)
Maturities and sales of marketable securities	67,000	16,500
Net cash provided by (used in) investing activities	14,448	(68,364)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	—	162,151
Net cash provided by financing activities	—	162,151
Net increase in cash, cash equivalents and restricted cash	(12,092)	83,376
Cash, cash equivalents and restricted cash at beginning of period	33,824	28,088
Cash, cash equivalents and restricted cash at end of period	$21,732	$111,464
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$13	$—
Offering costs included in accounts payable and accrued expense	$50	$395

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
•
Early clinical data showed trends toward improvement across a number of clinical outcomes for long-term 25 mg daily nomlabofusp including: (1) decreased values indicating early trends towards improvement in the Modified Friedreich's Ataxia Rating Scale (mFARS) and the FARS-Activities of Daily Living ("ADL"), Modified Fatigue Impact Scale and 9 hole peg test at 90 days relative to baseline;
•
Key pharmacokinetic data showed rapid absorption after subcutaneous administration with exposure appearing to reach steady state in plasma by day 30 with no further accumulation, which is consistent with data from our Phase 1 and Phase 2 studies.

Also in December 2024, Larimar announced that it was increasing the dose in the OLE to 50 mg of nomlabofusp daily for then currently enrolled and all future OLE study participants. In March 2025, the Company announced that its Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore, Larimar expects to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, Larimar amended the OLE protocol to administer premedication for the first month of dosing. The OLE study is ongoing with seven sites activated and participants continuing to enroll. Active study participants are currently receiving the 50 mg dose of nomlabofusp. The Company plans to provide an update on OLE data on at least 30 to 40 study participants, some of whom have been receiving nomlabofusp for more than a year, in September 2025.

In January 2025, the Company initiated dosing of adolescents (12-17 years old) in a pharmacokinetic ("PK") run-in study for pediatric patients with FA. Study participants in the PK run-in study were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. Dosing of this adolescent PK run-in study was completed in March 2025. Following assessment of safety and PK data, participants will be eligible to screen for the OLE study. The data from this cohort is expected to be presented in the nomlabofusp program update in September 2025.

In February 2025, FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with Larimar’s plans to introduce the lyophilized product into its clinical development program in mid-2025. The frozen solution is the dosage form currently being used in the OLE. The lyophilized drug product is the formulation that Larimar intends to commercialize.

In March 2025, the Company announced that FDA stated as part of a START pilot program that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN’s concentration as an RLSE to support approval will be a matter of review in a future marketing application. FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data the Company recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies the Company submitted were performed at relevant human doses. FDA also suggested that the Company consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (PD) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. The Company continues to interact with the FDA under the START pilot program, including seeking feedback on the adequacy of the safety data set for a BLA submission seeking accelerated approval targeted for the end of 2025.

Additionally, the Company has obtained feedback from both FDA and EMA on the global Phase 3 study protocol, and the Company is on track to initiate the study by mid-2025 with potential sites in the U.S., E.U., U.K, Canada, and Australia.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles ("GAAP").

The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2025.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2025, condensed consolidated results of operations for the three months ended March 31, 2025 and condensed consolidated statement of cash flows for the three months ended March 31, 2025 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $29.3 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $298.4 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2025, the Company had approximately $157.5 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents and marketable securities upon the merger with Zafgen, Inc. ("Zafgen") and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued, into the second quarter of 2026. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company would reduce expenditures in order to further extend cash resources.

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

If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue one or more of its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion, commercialization efforts and/or commercial operations, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

The Company excluded 9,564,550 and 6,555,145 common stock equivalents outstanding as of March 31, 2025 and 2024, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Technical operations	$15,307	$6,945
Development (a)	9,609	4,730
Nomlabofusp support	1,636	1,264
General and administrative (b)	4,146	3,795
Commercial	490	—
Total operating expenses	$31,188	$16,734
Other income, net	(1,907)	(2,080)
Net loss	$(29,281)	$(14,654)

(a) Development expenses include research and development related stock compensation expense of approximately $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

(b) General and administrative expenses include general and administrative related stock compensation expense of approximately $0.9 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

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

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2025
Cash equivalents:
Money market funds invested in government securities	$10,271	$10,271	$—	$—
Total cash equivalents	10,271	10,271	—	—

Marketable securities:
U.S. Treasury Bills	11,875	11,875	—	—
U.S. Government securities	124,525	—	124,525	—
Total marketable securities	136,400	11,875	124,525	—
Total cash equivalents and marketable securities	$146,671	$22,146	$124,525	$—

December 31, 2024
Cash equivalents:
Money market funds invested in government securities	$26,702	$26,702	$—	$—
Total cash equivalents	26,702	26,702	—	—

Marketable securities:
U.S. Treasury Bills	2,947	2,947	—	—
U.S. Government securities	147,289	—	147,289	—
Total marketable securities	150,236	2,947	147,289	—
Total cash equivalents and marketable securities	$176,938	$29,649	$147,289	$—

The accrued interest receivable related to the Company’s investments was $1.1 million as of March 31, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of March 31, 2025 and December 31, 2024, no allowances for credit losses for the Company’s investments were recorded. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of March 31, 2025 and December 31, 2024, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills and U.S. government and agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 360 days or less.

Marketable Securities

The following table summarizes the Company's marketable securities as of March 31, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2025
Assets:
U.S. Treasury Bills	$11,874	$1	$—	$11,875
U.S. Government securities	124,472	65	(12)	124,525
Total marketable securities	$136,346	$66	$(12)	$136,400

December 31, 2024
Assets:
U.S. Treasury Bills	$2,945	$2	$—	$2,947
U.S. Government securities	147,143	166	(20)	147,289
Total marketable securities	$150,088	$168	$(20)	$150,236

As of March 31, 2025 and December 31, 2024, the Company held no investments that have been in a continuous loss position for 12 months or longer.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Prepaid research and development expenses	$6,141	$9,780
Interest receivable	1,056	1,054
Prepaid insurance	379	499
Other prepaid expenses and other assets	383	517
	$7,959	$11,850

5.
Fixed Assets

Fixed assets, net consisted of the following:

		March 31,	December 31,
	Useful Life	2025	2024
		(in thousands)
Computer equipment	5 years	$130	$117
Lab equipment	5 years	1,708	1,707
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	93	45
		2,486	2,424
Less: Accumulated depreciation		(1,631)	(1,543)
		$855	$881

Depreciation expense was $0.1 million for each of the three months ended March 31, 2025 and 2024. In addition, for the three months ended March 31, 2025 and 2024, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued research and development expenses	$16,654	$17,057
Accrued payroll and related expenses	1,343	3,254
Accrued other	767	561
	$18,764	$20,872

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

As of March 31, 2025, the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 64,027,892 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In February 2024, the Company completed an underwritten public offering in which the Company issued and sold 19,736,842 shares of its common stock at a public offering price of $8.74 per share. The Company received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

ATM Agreement

In November 2022, the Company entered into a sales agreement (the "2022 ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50.0 million of shares of common stock (the “ATM Shares”) from time to time.

In February 2024, in connection with the underwritten public offering described above, the Company terminated the 2022 ATM Agreement. No ATM Shares were ever sold pursuant to the 2022 ATM Agreement.

In May 2024, the Company entered into a sales agreement (the "2024 ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $100 million of shares of common stock (the “ATM Shares”) from time to time. To date, no sales of common stock have been made under the 2024 ATM Agreement.

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

As permitted by the 2020 Plan, the Company added 2,552,603 and 1,756,363 shares available for grant to the 2020 Plan on January 1, 2025 and January 1, 2024, respectively. As of March 31, 2025, 537,542 shares of common stock were available for grant under the 2020 Plan.

During the twelve months ended December 31, 2024, options to purchase 1,242 shares issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan. No such options were cancelled in the three months ended March 31, 2025.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees during the three months ended March 31, 2025:

March 31,
2025
Risk-free interest rate	4.47%
Expected term (in years)	6.25
Expected volatility	94%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2024	6,436,387	$7.78	7.6
Options granted	2,130,437	3.45
Options forfeited/expired	(25,335)	5.62
Outstanding as of March 31, 2025	8,541,489	$6.71	7.9	$—
Exercisable as of March 31, 2025	3,708,423	$9.54	6.4	$—
Vested and expected to vest as of March 31, 2025	8,541,489	$6.71	7.9	$—
(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at March 31, 2025.

Option Grants

During the three months ended March 31, 2025, the Company granted options to purchase 2,130,437 shares of common stock to employees under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under the 2020 Plan during the three months ended March 31, 2025 was $2.74.

As of March 31, 2025, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $15.0 million, which is expected to be recognized over a weighted average period of 2.91 years.

Inducement Stock Option Grants

There were no inducement awards granted in the three months ended March 31, 2025.

As of March 31, 2025, total unrecognized compensation expense related to unvested inducement options granted was $0.6 million, which is expected to be recognized over a weighted average period of 2.04 years.

Restricted Stock Units

In January 2025, RSUs were granted under the 2020 Plan to certain of the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs and performance-based RSUs during the three months ended March 31, 2025 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2024	699,003	$4.69	1.2
Restricted stock units granted	544,988	3.46
Restricted stock units vested	(212,827)	4.73
Restricted stock units forfeited	(8,103)	4.80
Outstanding as of March 31, 2025	1,023,061	$4.02	1.9	$2.2
Unvested and expected to vest as of March 31, 2025	1,023,061	$4.02	1.9	$2.2

Restricted Stock Unit Grants

During the three months ended March 31, 2025, the Company granted 344,988 shares of RSUs, which vest annually over four years to employees under the 2020 Plan. The RSUs have a weighted-average grant date fair value of $3.46 per unit.

As of March 31, 2025, total unrecognized compensation expense for RSUs was $3.2 million, which is expected to be recognized over a weighted-average period of 2.76 years.

Performance-Based Restricted Stock Unit Grants

In January 2025, the Company granted performance-based RSUs (the "January 2025 PSU Awards") to each of the executive officers of the Company under the 2020 Plan. Each award was expressed as a target number of RSUs. With respect to the January 2025 PSU Awards, the Board established specified regulatory-related performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards and vesting of the underlying RSUs. As of March 31, 2025, January 2025 PSU Awards were outstanding covering 200,000 common stock underlying RSUs.

The grant date fair value of the performance-based RSUs was $3.46 per unit based on the grant date closing price per share. As of March 31, 2025, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three months ended March 31, 2025.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$926	$911
General and administrative	908	1,217
	$1,834	$2,128

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

The right of use assets and lease liabilities with both of these leases are reflected in the financial statements for three months ended March 31, 2025 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

Boston Office Lease

In connection with the Company's 2020 merger with Zafgen, on May 28, 2020, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company was initially required to maintain a letter of credit, of $1.3 million. In October of 2024, upon the agreement with the landlord that we had achieved certain clinical development milestones required in the lease, this letter of credit was reduced to $0.6 million. During both periods presented, this cash deposit is classified as restricted cash within the condensed consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities.

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

Lease Expense

Expense arising from operating leases was $0.1 million during each of the three months ended March 31, 2025 and 2024. For operating leases, the weighted-average remaining lease term for leases at March 31, 2025 and December 31, 2024 was 4.2 and 4.5 years, respectively. For operating leases, the weighted average discount rate for leases at March 31, 2025 and December 31, 2024 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of March 31, 2025 are as follows:

Operating
(in thousands)	Leases
Nine months ending December 31, 2025	$1,159
Year ended December 31, 2026	1,473
Year ended December 31, 2027	1,267
Year ended December 31, 2028	1,189
Year ended December 31, 2029	959
Thereafter	—
Total lease payments	6,047
Less: imputed interest	(1,181)
Present value of lease liabilities	$4,866

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party

In May 2024, the Company entered into an agreement with the Friedreich’s Ataxia Research Alliance (FARA) to join the TRACK-FA Neuroimaging Consortium that includes pharmaceutical, biotechnology, academic and clinical partners. The consortium will conduct a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials. As an industry partner, the Company will help fund the study and contribute to the study design, research activities, and analysis. The Company will have access to all study data for use in its regulatory filings, as appropriate. During the twelve months ended December 31, 2024, the Company incurred $0.9 million of costs related to the Track-FA program and will fund future costs going forward. One of the Company’s Directors is also a director of FARA. During the three months ended March 31, 2025, the Company incurred less than $0.1 million of costs related to the Track-FA program.

Additionally, during the twelve months ended December 31, 2024, the Company sponsored patient and caregiver awareness events held by FARA for a cumulative $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2025 (the "2024 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2024 Annual Report, in addition to the "Risk Factors" and “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In March 2024, we dosed the first patient in the OLE trial, evaluating daily subcutaneous injections of 25 mg of nomlabofusp self-administered or administered by a caregiver. The OLE study will evaluate the safety and tolerability, pharmacokinetics, and frataxin levels in peripheral tissues as well as other exploratory pharmacodynamic markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, following the completion of enrollment, as well as at least one participant completing one year of dosing, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the Friedreich’s Ataxia Clinical Outcome Measures Study ("FACOMS") database.

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

In September 2024, we received access to the Medicines and Healthcare Regulatory Agency ("MHRA”) Innovative Licensing and Access Pathway (“ILAP”) for the treatment of adults and children with FA. The ILAP is facilitating patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with UK regulatory authorities and other stakeholders. Along with the receipt of the ILAP designation, nomlabofusp has already been granted orphan drug designations in the U.S. and the European Union (the “EU”), and access to the PRIME scheme in the EU.

In December 2024, we reported positive initial data from the ongoing OLE study. This data included safety, FXN levels, clinical, pharmacokinetic data and dose escalation:

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
•
Early clinical data showed trends toward improvement across a number of clinical outcomes for long-term 25 mg daily nomlabofusp including: (1) decreased values indicating early trends towards improvement in the Modified Friedreich's Ataxia Rating Scale (mFARS) and the FARS-Activities of Daily Living ("ADL"), Modified Fatigue Impact Scale and 9 hole peg test at 90 days relative to baseline;
•
Key pharmacokinetic data showed rapid absorption after subcutaneous administration with exposure appearing to reach steady state in plasma by day 30 with no further accumulation, which is consistent with data from our Phase 1 and Phase 2 studies.

Also in December 2024, we announced that we were increasing the dose in the OLE to 50 mg of nomlabofusp daily for then currently enrolled and all future OLE study participants. In March 2025, we announced that our Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore, we expect to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, we amended the OLE protocol to administer premedication for the first month of dosing. The OLE study is ongoing with seven sites activated and participants continuing to enroll. Active study participants are currently receiving the 50 mg dose of nomlabofusp. We plan to provide an update on OLE data on at least 30 to 40 study participants, some of whom have been receiving nomlabofusp for more than a year, in September 2025.

In January 2025, we initiated dosing of adolescents (12-17 years old) in a PK run-in study for pediatric patients with FA. Study participants in the PK run-in study were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. Dosing of this adolescent PK run-in study was completed in March 2025. Following assessment of safety and PK data, participants will be eligible to screen for the OLE study. The data from this cohort is expected to be presented in the nomlabofusp program update in September 2025.

In February 2025, FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with our plans to introduce the lyophilized product into our clinical development program in mid-2025. The frozen solution is the dosage form currently being used in the OLE. The lyophilized drug product is the formulation that we intend to commercialize.

In March 2025, we announced that FDA stated as part of a START pilot program that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN concentration as an RLSE to support will be a matter of review in a future marketing application. FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data we recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies we submitted were performed at relevant human doses. FDA also suggested that we consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (PD) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. We continue to interact with the FDA under the START pilot program, including seeking on the adequacy of the safety data set for a BLA submission seeking accelerated approval targeted for the end of 2025.

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

In May 2024, we entered into a Sales Agreement (the "2024 ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $100 million of shares of our common stock from time to time. To date, we have made no sales under the 2024 ATM agreement.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed, consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate these estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

In January, 2025, our Board of Directors ("Board") approved the issuance of an aggregate of 200,000 performance-based restricted stock units ("RSUs") to certain of our executive officers (the "January 2025 PSU Awards"). The Board established specified performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 Awards and vesting of the underlying RSUs. As of March 31, 2025, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three months ended March 31, 2025.

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

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$26,552	$12,939	$13,613
General and administrative	4,636	3,795	841
Total operating expenses	31,188	16,734	14,454
Loss from operations	(31,188)	(16,734)	(14,454)
Other income (expense), net	1,907	2,080	(173)
Net loss	$(29,281)	$(14,654)	$(14,627)

Research and development expenses

Research and development expenses for the three months ended March 31, 2025 increased $13.6 million compared to the three months ended March 31, 2024. The increase was primarily driven by an increase of $7.1 million in nomlabofusp manufacturing costs, an increase of $2.8 million in clinical costs primarily associated with the ongoing pediatric study which started and completed patient enrollment in the quarter ended March 31, 2025 and the start of our planned global Phase 3 study in the first quarter of 2025, an increase of $1.6 million in personnel expense due to increased headcount, and an increase of $1.2 million in consulting fees.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 increased $0.8 million compared to the three months ended March 31, 2024. The increase in general and administrative expenses was primarily driven by an increase of $0.7 million in personnel expense, an increase of $0.5 million in consulting fees primarily associated with commercial activities, partially offset by a decrease of $0.3 million in stock compensation expense.

Other income (expense), net

Other income (expense), net was $1.9 million income in the three months ended March 31, 2025 compared to $2.1 million income in the three months ended March 31, 2024. Other income consists primarily of interest income.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(26,540)	$(10,411)
Net cash provided by (used in) investing activities	14,448	(68,364)
Net cash provided by financing activities	—	162,151
Net increase in cash, cash equivalents and restricted cash	$(12,092)	$83,376

Net cash used in operating activities

During the three months ended March 31, 2025, operating activities used $26.5 million of cash, resulting from our net loss of $29.3 million, adjusted for noncash expenses of $1.1 million and changes in our operating assets and liabilities resulting in a source of cash of $1.6 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expenses. The change in operating assets and liabilities was primarily due to an increase in accounts payable and decrease in both prepaid expense and accrued expenses.

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

Net cash provided by (used in) investing activities

During the three months ended March 31, 2025, investing activities provided $14.4 million primarily from $67.0 million of cash provided by maturities of marketable securities, partially offset by the purchase of $52.3 million in marketable securities.

During the three months ended March 31, 2024, investing activities used $68.4 million of cash to purchase $84.9 million of marketable securities, partially offset by $16.5 million of cash provided by maturities of marketable securities.

Net cash provided by financing activities

During the three months ended March 31, 2025, there were no financing activities.

During the three months ended March 31, 2024, financing activities provided approximately $162.2 million of cash flows primarily from an offering of common stock.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $29.3 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $298.4 million and cash, cash equivalents and marketable securities of $157.5 million, excluding restricted cash of $0.6 million.

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

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners, strategic alliances or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical tensions including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, including tariffs (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop which may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

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

With respect to the quarter ended March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended March 31, 2025, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2024 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2024 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

LARIMAR THERAPEUTICS, INC.

Date: April 30, 2025	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2025	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)