Form 10-Q
period 2025-06-30
Larimar Therapeutics, Inc.
filed 2025-08-14
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12 2025, there were 85,590,392 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedreich's ataxia ("FA"), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or the FDA's request for additional information or studies (whether clinical or non-clinical), changes in clinical protocols, adverse events, regulatory restrictions, including additional clinical holds, and milestones for nomlabofusp;
•
our ability to successfully execute our ongoing open label trial and our pediatric PK run-in trial, including the timing of site initiations and the rate of patient enrollment;
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
•
our expectations regarding the use of proceeds from the recently completed financing and any future financings;

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
•
the extent to which geopolitical tensions, including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, including tariffs (including tariffs or trade protection measures that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases that could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop; and
•
the potential impact of regulatory developments in the U.S., including regulatory developments due to changes in the U.S. presidential administration, healthcare reform in the United States, including the Inflation Reduction Act of 2022 ("IRA"), and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 24, 2025 and our Quarterly Report on Form 10-Q filed on April 30, 2025. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,587	$33,218
Short-term marketable securities	117,937	150,236
Prepaid expenses and other current assets	7,032	11,850
Total current assets	145,556	195,304
Property and equipment, net	797	881
Operating lease right-of-use assets	2,468	2,838
Restricted cash	606	606
Other assets	561	596
Total assets	$149,988	$200,225
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,169	$2,424
Accrued expenses	21,351	20,872
Operating lease liabilities, current	1,129	1,060
Total current liabilities	26,649	24,356
Operating lease liabilities	3,485	4,057
Total liabilities	30,134	28,413
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 64,027,892 and 63,815,065 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	64	64
Additional paid-in capital	444,420	440,758
Accumulated deficit	(324,621)	(269,158)
Accumulated other comprehensive gain (loss)	(9)	148
Total stockholders’ equity	119,854	171,812
Total liabilities and stockholders’ equity	$149,988	$200,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$23,368	$19,682	$49,919	$32,621
General and administrative	4,424	4,917	9,060	8,712
Total operating expenses	27,792	24,599	58,979	41,333
Loss from operations	(27,792)	(24,599)	(58,979)	(41,333)
Other income, net	1,610	2,972	3,516	5,052
Net loss	$(26,182)	$(21,627)	$(55,463)	$(36,281)
Net loss per share, basic and diluted	$(0.41)	$(0.34)	$(0.87)	$(0.62)
Weighted average common shares outstanding, basic and diluted	64,027,892	63,801,792	63,996,126	58,677,749
Comprehensive loss:
Net loss	$(26,182)	$(21,627)	$(55,463)	$(36,281)
Other comprehensive loss:
Unrealized loss on marketable securities	(63)	(125)	(157)	(231)
Total other comprehensive loss	(63)	(125)	(157)	(231)
Total comprehensive loss	$(26,245)	$(21,752)	$(55,620)	$(36,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2024	63,815,065	$64	$440,758	$(269,158)	$148	$171,812
Vesting of restricted stock units	212,827	—	—	—	—	—
Stock-based compensation expense	—	—	1,834	—	—	1,834
Unrealized loss on marketable securities	—	—	—	—	(94)	(94)
Net loss	—	—	—	(29,281)	—	(29,281)
Balances as of March 31, 2025	64,027,892	$64	$442,592	$(298,439)	$54	$144,271
Stock-based compensation expense	—	—	1,828	—	—	1,828
Unrealized loss on marketable debt securities	—	—	—	—	(63)	(63)
Net loss	—	—	—	(26,182)	—	(26,182)
Balances as of June 30, 2025	64,027,892	$64	$444,420	$(324,621)	$(9)	$119,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

(Continued)

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(55,463)	$(36,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,662	4,429
Lease expense	(133)	(86)
Depreciation expense	175	167
Amortization of premium on marketable securities	(1,216)	(2,361)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,818	(1,681)
Accounts payable	1,722	1,626
Accrued expenses	479	9,765
Other assets	35	23
Net cash used in operating activities:	(45,921)	(24,399)
Cash flows from investing activities:
Purchases of property and equipment	(68)	(274)
Purchases of marketable securities	(80,142)	(166,582)
Maturities of marketable securities	113,500	35,000
Net cash provided by (used in) investing activities	33,290	(131,856)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	—	161,806
Proceeds from exercise of stock options and warrants	—	11
Net cash provided by financing activities	—	161,817
Net increase in cash, cash equivalents and restricted cash	(12,631)	5,562
Cash, cash equivalents and restricted cash at beginning of period	33,824	28,088
Cash, cash equivalents and restricted cash at end of period	$21,193	$33,650
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$23	$53
Offering costs included in accrued expense	$50	$50
Leased assets obtained in exchange for new operating lease liabilities	$—	$465

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

Larimar initiated human clinical studies of nomlabofusp in 2019. Since then, the Company has completed two Phase 1 clinical studies, a Phase 2 dose exploration study and a PK run-in study in adolescents (12-17 years old).

In 2024, the Company initiated its open label extension study in patients with FA. The open label extension study's eligibility criteria only allowed patients who previously participated in the Company’s prior nomlabofusp Phase 1 or Phase 2 studies. In 2025, the Company changed the name of the open label extension study to the open label study, due to the inclusion of patients who had not participated in prior nomlabofusp clinical studies. The Company's ongoing open label study is currently screening and enrolling eligible adolescents that completed dosing in the recently completed PK run-in study into the open label study. In addition, the Company is also screening and enrolling patients with FA who have not participated in prior nomlabofusp clinical studies. The Company is also planning to enroll children (2-11 years of age) directly into the open label study.

The Company has engaged in multiple discussions and interactions with the U.S. Food and Drug Administration (“FDA”) in connection with its clinical development of nomlabofusp and such communications remain ongoing. The Company currently participates in the FDA’s Center for Drug Evaluation and Research ("CDER”) Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) pilot program. The objective of this program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA staff to expedite the review process.

The Company has also had numerous interactions with the European Medicines Agency ("EMA") and the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”) regarding the clinical development of nomlabofusp.

The Company has received Orphan Drug Designation and Fast Track Designation from the FDA. The Company has been granted orphan drug designation in the European Union (the ”EU”) and access to the EU’s Priority Medicines Program (“PRIME”) Scheme. The Company has also received access to the EMA’s Innovative Licensing and Access Pathway (“ILAP”). All these programs are designed to facilitate drug development of therapeutics for rare and/or orphan indications.

Recent significant developments are as follows:

•
In December 2024, the Company reported positive initial data from its ongoing open label study. This data included safety, FXN levels, clinical and pharmacokinetic data. Also in December 2024, the Company announced that they were increasing the dose in the open label study to 50 mg of nomlabofusp daily for then currently enrolled participants. All newly enrolled participants will start dosing at 50 mg nomlabofusp daily. In March 2025, the Company announced that its Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore they expect to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, the Company amended the open label study protocol to administer premedication with antihistamines for the first month of dosing.
•
In January 2025, the Company initiated dosing of adolescents (12-17 years old) in its PK run-in study for patients with FA. Study participants were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. The Company completed dosing of 14 adolescents in March 2025.
•
In February 2025, FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with the Company's plans to introduce the lyophilized product into its clinical development program. The frozen solution is the dosage form currently being used in the open label study. In May 2025, the Company began to introduce the lyophilized product formulation, which is intended for commercialization, into the open label study with new study participants.
•
In March 2025, the Company announced that FDA stated as part of a START pilot program that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN concentration as an RLSE to support accelerated approval will be a matter of review in a future marketing application. FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data the Company recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies the Company submitted were performed at relevant human doses. FDA also suggested that the Company consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic ("PD") markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. The Company continues to interact with the FDA under the START pilot program.
•
In June 2025, the FDA provided safety database recommendations for a Biologics License Application, (“BLA"), seeking accelerated approval, which included evaluating safety in at least 30 participants with continuous study drug exposure for six months and a subset of at least 10 of those participants with continuous study drug exposure for one year, with the large majority of data coming from participants receiving the 50 mg dose. In a prior communication received in March, FDA stated that it is open to the use of skin FXN concentrations as a RLSE and acknowledged the submitted data appear to support a relationship between increased skin FXN and relevant tissues such as the heart, dorsal root ganglion, and skeletal muscle. Acceptability of increases in skin FXN for accelerated approval will be decided during future BLA review.
•
In July 2025, the Company announced the publication of nonclinical data evaluating the mechanism of action, pharmacodynamics and pharmacology of nomlabofusp as a novel FXN protein replacement therapy designed to address the underlying cause of FA in two peer-reviewed articles. These data were included in the briefing package reviewed by the FDA in support of using skin FXN concentrations as a RLSE for the Company's registrational program seeking accelerated approval for nomlabofusp.

Nomlabofusp plans and milestones include the following:

•
The ongoing open label study continues to enroll, and active study participants are currently receiving the 50 mg dose of nomlabofusp. The Company plans to provide an update in September 2025 on open label data on at least 30 to 40 study participants who received at least one dose of nomlabofusp. Safety and PK data from the recently completed adolescent PK run-in study are also expected as part of the September 2025 update.
•
Adolescent participants from the PK run-in study are currently screening and enrolling in the open label study. Larimar is also screening and enrolling into the open label study patients with FA who have not participated in prior nomlabofusp clinical studies. In addition, Larimar plans to enroll children (2 to 11 years of age) directly into the open label study.
•
In the second quarter of 2026, the Company plans to submit a BLA seeking accelerated approval.
•
Following feedback from FDA and EMA on the study protocol, global Phase 3 study sites in the U.S., European Union, U.K., Canada, and Australia were identified and are currently being qualified and initiated. The Company expects to begin patient recruitment later this year.

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

The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2025.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2025, condensed consolidated results of operations for the three and six months ended June 30, 2025 and condensed consolidated statement of cash flows for the six months ended June 30, 2025 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $55.5 million and $36.3 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $324.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2025, the Company had approximately $138.5 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents and marketable securities upon the merger with Zafgen, Inc. ("Zafgen") and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

Subsequent to June 30, 2025, the Company completed an underwritten public offering of common stock raising net proceeds of approximately $65.1 million.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities combined with the net proceeds of approximately $65.1 million from the Company's July 2025 public offering will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued, into the fourth quarter of 2026. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company would reduce expenditures in order to further extend cash resources.

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

The Company excluded 9,593,248 and 6,900,232 common stock equivalents outstanding as of June 30, 2025 and 2024, respectively, from the computation of diluted net loss per share for the three and six months ended

June 30, 2025 and 2024 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Technical operations	$13,642	$12,525	$28,949	$19,470
Development (a)(b)	8,495	5,891	18,104	10,621
Nomlabofusp support	1,231	1,266	2,866	2,530
General and administrative (c)(d)	3,643	4,484	7,789	8,279
Commercial	781	433	1,271	433
Total operating expenses	$27,792	$24,599	$58,979	$41,333
Other income, net	(1,610)	(2,972)	(3,516)	(5,052)
Net loss	$(26,182)	$(21,627)	$(55,463)	$(36,281)

(a) Development expenses include research and development related stock compensation expense of approximately $0.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively.

(b) Development expenses include research and development related stock compensation expense of approximately $1.8 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.

(c) General and administrative expenses include general and administrative related stock compensation expense of approximately $0.9 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively.

(d) General and administrative expenses include general and administrative related stock compensation expense of approximately $1.8 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This ASU will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU-203-09 beginning with our annual reporting period ending December 31, 2025, the adoption of which is not expected to have a material impact on the Company’s consolidated results of operations or cash flows.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce deferred tax assets to the amount we believe is more likely than not to be realized. During the three and six months ended June 30, 2025 and June 30, 2024, the Company recorded no income tax benefits for the net operating losses incurred in each period due to the uncertainty of realizing a benefit from those items

On July 4, 2025, Public Law 119-21 ("The Law") became effective. The Law includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing The Law's impact on its consolidated financial statements; however, it does not expect The Law to have a material impact on its estimated annual effective tax rate or cash flows in 2025.

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are measured in accordance with the standards of ASC 820, "Fair Value Measurements and Disclosures", which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2025 and December 31, 2024:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2025
Cash equivalents:
Money market funds invested in government securities	$19,715	$19,715	$—	$—
Total cash equivalents	19,715	19,715	—	—

Marketable securities:
U.S. Treasury Bills	11,404	11,404	—	—
U.S. Government securities	106,533	—	106,533	—
Total marketable securities	117,937	11,404	106,533	—
Total cash equivalents and marketable securities	$137,652	$31,119	$106,533	$—

December 31, 2024
Cash equivalents:
Money market funds invested in government securities	$26,702	$26,702	$—	$—
Total cash equivalents	26,702	26,702	—	—

Marketable securities:
U.S. Treasury Bills	2,947	2,947	—	—
U.S. Government securities	147,289	—	147,289	—
Total marketable securities	150,236	2,947	147,289	—
Total cash equivalents and marketable securities	$176,938	$29,649	$147,289	$—

The accrued interest receivable related to the Company’s investments was $1.0 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of June 30, 2025 and December 31, 2024, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2025 and December 31, 2024, no allowances for credit losses for the Company’s investments were recorded. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of June 30, 2025 and December 31, 2024, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills and U.S. government and agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 360 days or less.

Marketable Securities

The following table summarizes the Company's marketable securities as of June 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2025
Assets:
U.S. Treasury Bills	$11,406	$—	$(2)	$11,404
U.S. Government securities	106,539	15	(21)	106,533
Total marketable securities	$117,945	$15	$(23)	$117,937

December 31, 2024
Assets:
U.S. Treasury Bills	$2,945	$2	$—	$2,947
U.S. Government securities	147,143	166	(20)	147,289
Total marketable securities	$150,088	$168	$(20)	$150,236

As of June 30, 2025 and December 31, 2024, the Company held no investments that have been in a continuous loss position for 12 months or longer.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Prepaid research and development expenses	$5,475	$9,780
Interest receivable	983	1,054
Prepaid insurance	252	499
Other prepaid expenses and other assets	322	517
	$7,032	$11,850

5.
Fixed Assets

Fixed assets, net consisted of the following:

		June 30,	December 31,
	Useful Life	2025	2024
		(in thousands)
Computer equipment	5 years	$130	$117
Lab equipment	5 years	1,737	1,707
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	93	45
		2,515	2,424
Less: Accumulated depreciation		(1,718)	(1,543)
		$797	$881

Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. Depreciation expense was $0.1 million for the three and six months ended June 30, 2024. In addition, for the three and six months ended June 30, 2025 and 2024, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Accrued research and development expenses	$18,538	$17,057
Accrued payroll and related expenses	2,151	3,254
Accrued other	662	561
	$21,351	$20,872

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

As of June 30, 2025, the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 64,027,892 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In February 2024, the Company completed an underwritten public offering in which the Company issued and sold 19,736,842 shares of its common stock at a public offering price of $8.74 per share. The Company received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

In July 2025, the Company completed an underwritten public offering in which the Company issued and sold 21,562,500 shares of its common stock including the exercise in full of the underwriters’ option to purchase additional shares of common stock, at a public offering price of $3.20 per share. The Company received net proceeds of approximately $65.1 million.

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

As permitted by the 2020 Plan, the Company added 2,552,603 and 1,756,363 shares available for grant to the 2020 Plan on January 1, 2025 and January 1, 2024, respectively. As of June 30, 2025, 508,844 shares of common stock were available for grant under the 2020 Plan.

During the six months ended June 30, 2025 and twelve months ended December 31, 2024, options to purchase 333 and 1,242 shares, respectively, issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees during the six months ended June 30, 2025:

June 30,
2025
Risk-free interest rate	4.45%
Expected term (in years)	6.22
Expected volatility	94%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2024	6,436,387	$7.78	7.6
Options granted	2,344,137	3.32
Options forfeited/expired	(197,067)	6.10
Outstanding as of June 30, 2025	8,583,457	$6.60	7.7	$0.2
Exercisable as of June 30, 2025	4,096,695	$9.16	6.3	$—
Vested and expected to vest as of June 30, 2025	8,583,457	$6.60	7.7	$0.2

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were "in the money" at June 30, 2025.

Option Grants

During the six months ended June 30, 2025, the Company granted options to purchase 2,344,137 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 2,344,137 options granted, 2,249,137 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 95,000 options were annual grants to the Company's directors and vest on the earlier of (i) one year from the grant date or (ii) the date of the Company's next annual meeting of stockholders. The options have an exercise price equal to the closing stock price as of the grant date. The weighted-average grant date fair value of options granted under the 2020 Plan during the six months ended June 30, 2025 was $2.63.

As of June 30, 2025, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $13.3 million, which is expected to be recognized over a weighted average period of 2.72 years.

Inducement Stock Option Grant

There were no inducement awards granted in the six months ended June 30, 2025.

As of June 30, 2025, total unrecognized compensation expense related to unvested inducement options granted was $0.6 million, which is expected to be recognized over a weighted average period of 1.79 years.

Restricted Stock Units Grants

In January 2025, RSUs were granted under the 2020 Plan to certain of the Company's employees in order to maintain retention of key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs and performance-based RSUs during the six months ended June 30, 2025 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2024	699,003	$4.69	1.2
Restricted stock units granted	544,988	3.46
Restricted stock units vested	(212,827)	4.73
Restricted stock units forfeited	(21,373)	4.27
Outstanding as of June 30, 2025	1,009,791	$4.02	1.7	$2.9
Unvested and expected to vest as of June 30, 2025	1,009,791	$4.02	1.7	$2.9

Restricted Stock Unit Grants

During the six months ended June 30, 2025, the Company granted 544,988 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value of $3.46 per unit.

As of June 30, 2025, total unrecognized compensation expense for RSUs was $2.8 million, which is expected to be recognized over a weighted average period of 2.53 years.

Performance-Based Restricted Stock Unit Grants

In January 2025, the Company granted performance-based RSUs (the "January 2025 PSU Awards") to each of the executive officers of the Company under the 2020 Plan. Each award was expressed as a target number of RSUs. With respect to the January 2025 PSU Awards, the Board established specified regulatory-related performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards and vesting of the underlying RSUs. As of June 30, 2025, the January 2025 PSU Awards were outstanding covering 200,000 common stock underlying RSUs.

The grant date fair value of the performance-based RSUs was $3.46 per unit based on the grant date closing price per share. As of June 30, 2025, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three and six months ended June 30, 2025.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$887	$987	$1,812	$1,898
General and administrative	941	1,314	1,850	2,531
	$1,828	$2,301	$3,662	$4,429

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

The right of use assets and lease liabilities with both these leases are reflected in the financial statements for six months ended June 30, 2025 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

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

Lease Expense

Expense arising from operating leases was $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively. Expense arising from operating leases was $0.1 million and $0.3 million during the three and six months ended June 30, 2024, respectively. For operating leases, the weighted-average remaining lease term for leases at June 30, 2025 and December 31, 2024 was 4.0 and 4.5 years, respectively. For operating leases, the weighted average discount rate for leases at June 30, 2025 and December 31, 2024 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of June 30, 2025 are as follows:

Operating
(in thousands)	Leases
Six months ending December 31, 2025	$777
Year ended December 31, 2026	1,478
Year ended December 31, 2027	1,273
Year ended December 31, 2028	1,188
Year ended December 31, 2029	959
Thereafter	—
Total lease payments	5,675
Less: imputed interest	(1,061)
Present value of lease liabilities	$4,614

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party

In May 2024, the Company entered into an agreement with the Friedreich’s Ataxia Research Alliance (FARA) to join the TRACK-FA Neuroimaging Consortium that includes pharmaceutical, biotechnology, academic and clinical partners. The consortium will conduct a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials. As an industry partner, the Company will help fund the study and contribute to the study design, research activities, and analysis. The Company will have access to all study data for use in its regulatory filings, as appropriate. During the twelve months ended December 31, 2024, the Company incurred $0.9 million of costs related to the Track-FA program and will fund future costs going forward. One of the Company’s Directors is also a director of FARA. During the six months ended June 30, 2025, the Company incurred less than $0.1 million of costs related to the Track-FA program.

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

Nomlabofusp Program Update

We initiated human clinical studies of nomlabofusp in 2019. Since then, we have completed two Phase 1 clinical studies, a Phase 2 dose exploration study and a PK run-in study in adolescents (12-17 years old).

In 2024, we initiated our open label extension study in patients with FA. The open label extension study's eligibility criteria only allowed patients who previously participated in our prior nomlabofusp Phase 1 or Phase 2 studies. In 2025, we changed the name of the open label extension study to the open label study, due to the inclusion of patients who had not participated in prior nomlabofusp clinical studies. Our ongoing open label study is currently screening and enrolling eligible adolescents that completed dosing in the recently completed PK run-in study into the open label study. In addition, we are also screening and enrolling patients with FA who have not participated in prior nomlabofusp clinical studies. We are also planning to enroll children (2-11 years of age) directly into the open label study.

We have engaged in multiple discussions and interactions with the U.S. Food and Drug Administration (“FDA”) in connection with our clinical development of nomlabofusp. Communications remain ongoing. We currently participate in the FDA’s Center for Drug Evaluation and Research (“CDER”) Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) pilot program. The objective of this program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA staff to expedite the review process.

We have also had numerous interactions with the European Medicines Agency ("EMA") and the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”) regarding the clinical development of nomlabofusp.

We have received Orphan Drug Designation and Fast Track Designation from the FDA. We have been granted orphan drug designation in the European Union (the ”EU”) and access to the EU’s Priority Medicines Program (“PRIME”) Scheme. We have also received access to the EMA’s Innovative Licensing and Access Pathway (“ILAP”). All these programs are designed to facilitate drug development of therapeutics for rare and/or orphan indications.

Recent significant developments are as follows:

•
In December 2024, we reported positive initial data from our ongoing open label study. This data included safety, FXN levels, clinical and pharmacokinetic data. Also in December 2024, we announced that we were increasing the dose in the open label study to 50 mg of nomlabofusp daily for then currently enrolled participants. All newly enrolled participants will start dosing at 50 mg of nomlabofusp daily. In March 2025, we announced that our Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp and therefore, we expect to see additional reactions. To reduce the risk of allergic reactions, including anaphylaxis, we amended the open label study protocol to administer premedication with antihistamines for the first month of dosing.
•
In January 2025, we initiated dosing of adolescents (12-17 years old) in our PK run-in study for patients with FA. Study participants were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. We completed dosing of 14 adolescents in March 2025.
•
In February 2025, the FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with our plans to introduce the lyophilized product into our clinical development program. The frozen solution is the dosage form currently being used in the open label study. In May 2025, we began to introduce the lyophilized product formulation, which is intended for commercialization, into the open label study with new study participants.
•
In March 2025, we announced that FDA stated as part of a START pilot program that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN concentration as an RLSE to support accelerated approval will be a matter of review in a future marketing application. The FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data we recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies we submitted were performed at relevant human doses. FDA also suggested that we consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (“PD") markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. We continue to interact with the FDA under the START pilot program.
•
In June 2025, the FDA provided safety database recommendations for a Biologics License Application, (“BLA”) seeking accelerated approval, which included evaluating safety in at least 30 participants with continuous study drug exposure for six months and a subset of at least 10 of those participants with continuous study drug exposure for one year, with the large majority of data coming from participants receiving the 50 mg dose. In a prior communication received in March, FDA stated that it is open to the use of skin FXN concentrations as a RLSE and acknowledged the submitted data appear to support a relationship between increased skin FXN and relevant tissues such as the heart, dorsal root ganglion, and skeletal muscle. Acceptability of increases in skin FXN for accelerated approval will be decided during future BLA review.
•
In July 2025, we announced the publication of nonclinical data evaluating the mechanism of action, pharmacodynamics and pharmacology of nomlabofusp as a novel FXN protein replacement therapy designed to address the underlying cause of FA in two peer-reviewed articles. These data were included in the briefing package reviewed by the U.S. FDA in support of using skin FXN concentrations as a RLSE for our registrational program seeking accelerated approval for nomlabofusp.

Nomlabofusp plans and milestones include the following:

•
The ongoing open label study continues to enroll, and active study participants are currently receiving the 50 mg dose of nomlabofusp. We plan to provide an update in September 2025 on open label data on at least 30 to 40 study participants who received at least one dose of nomlabofusp. Safety and PK data from the recently completed adolescent PK run-in study are also expected as part of the September 2025 update.
•
Adolescent participants from the PK run-in study are currently screening and enrolling in the open label study. We are also screening and enrolling into the open label study patients with FA who have not participated in prior nomlabofusp clinical studies. In addition, we plan to enroll children (2 to 11 years of age) directly into the open label study.
•
In the second quarter of 2026, we plan to submit a BLA seeking accelerated approval.
•
Following feedback from FDA and EMA on the study protocol, global Phase 3 study sites in the U.S., European Union, U.K., Canada, and Australia were identified and are currently being qualified and initiated. We expect to begin patient recruitment later this year.

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

Subsequent to June 30, 2025, we completed an underwritten public offering in which we issued and sold 21,562,500 shares of our common stock, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $3.20 per share. We received net proceeds of approximately $65.1 million.

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

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Prior to January 1, 2023, we estimated our expected common stock price volatility solely based on the historical volatility of publicly traded peer companies with comparable characteristics including enterprise value, risk profiles and position within the industry. Beginning on January 1, 2023, we began blending our historical data starting in June 2020 (following our merger with Zafgen in 2020) with its historical peer group. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We expect to continue to do so until we have full historical data regarding the volatility of our own traded stock price.

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

In January, 2025, our Board of Directors ("Board") approved the issuance of an aggregate of 200,000 performance-based restricted stock units ("RSUs") to certain of our executive officers (the "January 2025 PSU Awards"). The Board established specified performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards and vesting of the underlying RSUs. As of June 30, 2025, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three months ended June 30, 2025.

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

Results of Operations

Comparison of three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$23,368	$19,682	$3,686
General and administrative	4,424	4,917	(493)
Total operating expenses	27,792	24,599	3,193
Loss from operations	(27,792)	(24,599)	(3,193)
Other income (expense), net	1,610	2,972	(1,362)
Net loss	$(26,182)	$(21,627)	$(4,555)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 increased $3.7 million compared to the three months ended June 30, 2024. The increase in research and development expenses was primarily attributable to an increase of $2.4 million in professional consulting fees associated with ongoing clinical studies and worldwide regulatory activities, an increase of $1.3 million in personnel costs associated with increased headcount, an increase of $0.6 million in clinical costs primarily associated with the start of an anticipated confirmatory study that would be required as part of an accelerated approval of our planned BLA submission expected in the second quarter of 2026, partially offset by a decrease of $0.8 million in costs incurred under related to the Friedreich’s Ataxia Research Alliance (FARA) TRACK-FA program (a neuroimaging consortium that includes pharmaceutical, biotechnology, academic and clinical partners. The consortium will conduct a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials).

General and Administrative expenses

General and administrative expenses for the three months ended June 30, 2025 decreased $0.5 million compared to the three months ended June 30, 2024. The decrease in general and administrative expenses was primarily due to a decrease of $0.4 million in stock compensation costs related to the full vesting of stock options granted at higher value stock options and a decrease of $0.3 million in professional service expenses primarily related to legal services performed, partially offset by an increase of $0.1 million of personnel costs associated with increased headcount.

Other Income (expense), net

Other income (expense), net was $1.6 million income in the three months ended June 30, 2025 compared to $3.0 million income in the three months ended June 30, 2024. The decrease relates to a lower levels of investable cash, cash equivalents and marketable securities.

Comparison of six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$49,919	$32,621	$17,298
General and administrative	9,060	8,712	348
Total operating expenses	58,979	41,333	17,646
Loss from operations	(58,979)	(41,333)	(17,646)
Other income (expense), net	3,516	5,052	(1,536)
Net loss	$(55,463)	$(36,281)	$(19,182)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 increased $17.3 million compared to the six months ended June 30, 2024. The increase in research and development expenses was primarily attributable to an increase of $7.1 million in nomlabofusp manufacturing costs, an increase of $3.5 million in professional consulting fees associated with increasing clinical, regulatory and quality operations, an increase of $3.4 million in clinical costs primarily associated with the start of an anticipated confirmatory study that would be required as part of an accelerated approval of our planned BLA submission expected in the second quarter of 2026, an increase of $2.9 million in personnel costs, an increase of $0.8 million in nonclinical costs related to assay development, and partially offset by a decrease of $0.8 million in costs incurred under the TRACK-FA program discussed above.

General and Administrative expenses

General and administrative expenses for the six months ended June 30, 2025 increased $0.3 million compared to the six months ended June 30, 2024. The increase in general and administrative expenses was primarily due to an increase of $0.8 million in personnel costs and an increase of $0.3 million in professional services primarily related to consulting fees associated with ongoing pre-commercial pre-launch activities, partially offset by a decrease of $0.7 million in stock compensation costs related to the full vesting of stock options granted at higher value stock options higher value stock options than those that have recently been granted.

Other Income (expense), net

Other income (expense), net was $3.5 million income in the six months ended June 30, 2025 compared to $5.1 million income in the six months ended June 30, 2024. The decrease primarily relates to a lower levels of investable cash, cash equivalents and marketable securities.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(45,921)	$(24,399)
Net cash provided by (used in) investing activities	33,290	(131,856)
Net cash provided by financing activities	—	161,817
Net increase in cash, cash equivalents and restricted cash	$(12,631)	$5,562

Net cash used in operating activities

During the six months ended June 30, 2025, operating activities used $45.9 million of cash, resulting from our net loss of $55.5 million, adjusted for noncash expenses of $2.5 million and changes in our operating assets and liabilities resulting in a source of cash of $7.1 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to a increases in prepaid expenses, accounts payable and accrued expenses.

During the six months ended June 30, 2024, operating activities used $24.4 million of cash, resulting from our net loss of $36.3 million, adjusted for noncash expenses of $2.1 million and changes in our operating assets and liabilities resulting in a source of cash of $9.7 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expenses. The change in operating assets and liabilities was primarily due to an increase in accrued expenses and accounts payable partially offset by a decrease in prepaid expense.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2025, investing activities provided $33.3 million. This source of cash resulted from the maturities of $113.5 million of marketable securities partially offset by purchases of $80.1 million of marketable securities.

During the six months ended June 30, 2024, investing activities used $131.9 million of cash. This net use of cash was due to the purchase of $166.6 million of marketable securities, partially offset by $35.0 million of cash provided by maturities of marketable securities.

Net cash provided by financing activities

During the six months ended June 30, 2025, there were no financing activities.

During the six months ended June 30, 2024, financing activities provided $161.8 million of cash flows primarily from an offering of common stock.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have to date incurred net losses. We incurred net losses of approximately $55.5 million and $36.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $324.6 million and cash cash equivalents and marketable securities of $138.5 million, excluding restricted cash of $0.6 million.

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

We anticipate that current cash, cash equivalents and marketable securities as of June 30, 2025,combined with the net proceeds of $65.1 million from our July, 2025 underwritten public offering, will fund operations into the fourth quarter of 2026. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners, strategic alliances or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical tensions including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, including tariffs (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), new laws and regulations, including, but not limited to the recently enacted Public Law 119-21,economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop which may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

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

With respect to the quarter ended June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the six months ended June 30, 2025, there were no, and as of the date of this Quarterly Report, there are no, threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

LARIMAR THERAPEUTICS, INC.

Date: August 14, 2025	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)