Form 10-Q
period 2025-09-30
Larimar Therapeutics, Inc.
filed 2025-11-05
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 85,590,392 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and other comparable regulatory authorities for marketing approval for nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601 ) or any other product candidates that we may develop in the future and unexpected costs that may result therefrom;
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedreich's ataxia (“FA”), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or the FDA's request for additional information or studies (whether clinical or non-clinical), changes in clinical protocols, including our ability to timely implement the revised nomlabofusp dosing regimen, adverse events, regulatory restrictions, including additional clinical holds, and milestones for nomlabofusp;
•
our ability to successfully execute our ongoing open label trial and our planned Phase 3 global registration study, including the timing of site initiations and the rate of patient enrollment;
•
our ability to benefit from participating in the FDA’s Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) pilot program for the development of nomlabofusp;
•
uncertainties associated with the clinical development and regulatory approval for nomlabofusp in the United States and in other countries, including potential delays in the commencement, enrollment and completion of clinical trials, the timing of a potential Biologics License Application (“BLA”) submission to the FDA or similar applications to be submitted to other countries for accelerated approval, including our ability to supply to the FDA or to regulatory authorities in other countries all required data for the FDA and the regulatory bodies to which we apply, to review and accept an accelerated application, or any other product candidates that we may develop in the future;
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
•
our expectations regarding the use of proceeds from the financing completed on July 31, 2025 and any future financings;

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
•
given both approved and competing therapies and products in non-clinical and clinical development for the treatment of FA, our ability to obtain and maintain designations or eligibility for expedited regulatory programs, and to commercialize current and future product candidates, if approved, (including the impact of potential barriers to entry if a competitor is able to establish and maintain a strong market position before we are able to commercialize our products);
•
our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties;
•
the performance and compliance with the rules and regulations of the FDA (and all other regulatory authorities) of third parties upon which we depend, including third-party contract research organizations (“CROs”), consultants, and third-party suppliers, manufacturers, distributors, and logistics providers;
•
our ability to recruit and retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
•
our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;
•
the extent to which geopolitical tensions, including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, (including the current U.S. Government shutdown, tariffs or trade protection measures that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases that could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop; and
•
the potential impact of regulatory developments in the U.S., including regulatory developments due to changes in the U.S. presidential administration, healthcare reform in the United States, including the Inflation Reduction Act of 2022 (“IRA”), and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 24, 2025, our Quarterly Reports on Form 10-Q filed on April 30, 2025 and on August 14, 2025. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$90,140	$33,218
Short-term marketable securities	85,295	150,236
Prepaid expenses and other current assets	7,788	11,850
Total current assets	183,223	195,304
Property and equipment, net	709	881
Operating lease right-of-use assets	2,270	2,838
Restricted cash	606	606
Other assets	542	596
Total assets	$187,350	$200,225
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,100	$2,424
Accrued expenses	32,865	20,872
Operating lease liabilities, current	1,151	1,060
Total current liabilities	45,116	24,356
Operating lease liabilities	3,196	4,057
Total liabilities	48,312	28,413
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 85,590,392 and 63,815,065 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	86	64
Additional paid-in capital	511,219	440,758
Accumulated deficit	(372,333)	(269,158)
Accumulated other comprehensive gain	66	148
Total stockholders’ equity	139,038	171,812
Total liabilities and stockholders’ equity	$187,350	$200,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$44,931	$13,919	$94,851	$46,540
General and administrative	4,568	4,345	13,628	13,057
Total operating expenses	49,499	18,264	108,479	59,597
Loss from operations	(49,499)	(18,264)	(108,479)	(59,597)
Other income, net	1,787	2,765	5,304	7,817
Net loss	$(47,712)	$(15,499)	$(103,175)	$(51,780)
Net loss per share, basic and diluted	$(0.61)	$(0.24)	$(1.50)	$(0.86)
Weighted average common shares outstanding, basic and diluted	78,324,767	63,806,158	68,824,826	60,399,697
Comprehensive loss:
Net loss	$(47,712)	$(15,499)	$(103,175)	$(51,780)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	75	508	(82)	277
Total other comprehensive gain (loss)	75	508	(82)	277
Total comprehensive loss	$(47,637)	$(14,991)	$(103,257)	$(51,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2024	63,815,065	$64	$440,758	$(269,158)	$148	$171,812
Vesting of restricted stock units	212,827	—	—	—	—	—
Stock-based compensation expense	—	—	1,834	—	—	1,834
Unrealized loss on marketable securities	—	—	—	—	(94)	(94)
Net loss	—	—	—	(29,281)	—	(29,281)
Balances as of March 31, 2025	64,027,892	$64	$442,592	$(298,439)	$54	$144,271
Stock-based compensation expense	—	—	1,828	—	—	1,828
Unrealized loss on marketable debt securities	—	—	—	—	(63)	(63)
Net loss	—	—	—	(26,182)	—	(26,182)
Balances as of June 30, 2025	64,027,892	$64	$444,420	$(324,621)	$(9)	$119,854
Issuance of common stock, net	21,562,500	22	65,014	—	—	65,036
Stock-based compensation expense	—	—	1,785	—	—	1,785
Unrealized gain on marketable debt securities	—	—	—	—	75	75
Net loss	—	—	—	(47,712)	—	(47,712)
Balances as of September 30, 2025	85,590,392	$86	$511,219	$(372,333)	$66	$139,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

(Continued)

	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2023	43,909,069	$43	$270,150	$(188,554)	$81	$81,720
Issuance of common stock, net	19,736,842	20	161,736	—	—	161,756
Vesting of restricted stock units	153,750	1	(1)	—	—	—
Exercise of stock options	356	—	—	—	—	—
Stock-based compensation expense	—	—	2,128	—	—	2,128
Unrealized loss on marketable securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(14,654)	—	(14,654)
Balances as of March 31, 2024	63,800,017	$64	$434,013	$(203,208)	$(25)	$230,844
Stock-based compensation expense	—	—	2,301	—	—	2,301
Exercise of stock options	2,500	—	11	—	—	11
Unrealized loss on marketable debt securities	—	—	—	—	(125)	(125)
Net loss	—	—	—	(21,627)	—	(21,627)
Balances as of June 30, 2024	63,802,517	$64	$436,325	$(224,835)	$(150)	$211,404
Stock-based compensation expense	—	—	1,957	—	—	1,957
Exercise of stock options	4,111		30	—	—	30
Unrealized gain on marketable debt securities	—	—	—	—	508	508
Net loss	—	—	—	(15,499)	—	(15,499)
Balances as of September 30, 2024	63,806,628	$64	$438,312	$(240,334)	$358	$198,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(103,175)	$(51,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,447	6,386
Lease expense	(202)	(132)
Depreciation expense	263	241
Amortization of premium on marketable securities	(1,541)	(4,074)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,062	(6,164)
Accounts payable	8,625	403
Accrued expenses	11,793	6,137
Other assets	54	38
Net cash used in operating activities	(74,674)	(48,945)
Investing activities:
Purchases of property and equipment	(91)	(336)
Purchases of marketable securities	(83,600)	(189,248)
Maturities of marketable securities	150,000	85,000
Net cash provided by (used in) investing activities	66,309	(104,584)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	65,287	161,806
Proceeds from exercise of stock options and warrants	—	41
Net cash provided by financing activities	65,287	161,847
Net increase in cash, cash equivalents and restricted cash	56,922	8,318
Cash, cash equivalents and restricted cash at beginning of period	33,824	28,088
Cash, cash equivalents and restricted cash at end of period	$90,746	$36,406
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expense	$301	$50
Leased assets obtained in exchange for new operating lease liabilities	$—	$465

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich’s ataxia (“FA”). FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

Larimar initiated human clinical studies of nomlabofusp in 2019. Since then, the Company has completed four clinical studies: (i) two Phase 1 clinical studies, (ii) a Phase 2 dose exploration study and (iii) a PK run-in study in adolescents (12-17 years old).

In 2024, the Company initiated its open label extension study in patients with FA. The open label extension study's eligibility criteria only allowed patients who previously participated in the Company’s prior nomlabofusp Phase 1 or Phase 2 studies. In 2025, the Company amended the study protocol to include adolescent and adult patients who had not participated in a prior nomlabofusp study and the study name was changed to the open label study.

The Company has engaged in multiple discussions and interactions with the U.S. Food and Drug Administration (“FDA”) in connection with its clinical development of nomlabofusp and such communications remain ongoing. The Company was selected for, and currently participates in the FDA’s Center for Drug Evaluation and Research (“CDER”) Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) pilot program. The objective of this program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA to expedite the review process.

The Company has also had numerous interactions with the European Medicines Agency (“EMA”) and the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”) regarding the clinical development of nomlabofusp.

The Company has received Orphan Drug Designation and Fast Track Designation from the FDA. The Company has been granted orphan drug designation by the EMA and access to the EMA's Priority Medicines Program (“PRIME”) scheme. The Company has also received access to the MHRA's Innovative Licensing and Access Pathway (“ILAP”). All these programs are designed to facilitate drug development of therapeutics for rare and/or orphan indications.

Recent significant developments are as follows:

•
In December 2024, the Company reported positive initial data from its ongoing open label study. This data included safety, FXN levels, clinical and pharmacokinetic data. Also in December 2024, the Company announced that it was increasing the dose in the open label study to 50 mg of nomlabofusp daily for then currently enrolled participants. All newly enrolled participants start dosing at 50 mg nomlabofusp daily. In March 2025, the Company announced that its Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp had identified anaphylaxis as an adverse drug reaction likely associated with nomlabofusp.
•
In January 2025, the Company initiated dosing of adolescents (12-17 years old) in its PK run-in study for patients with FA. Study participants were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. The Company completed dosing of 14 adolescents in March 2025.

•
In February 2025, FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with the Company's plans to introduce the lyophilized product into its clinical development program. The frozen solution is the dosage form currently being used in the open label study. In July 2025, the Company began to introduce the lyophilized product formulation, which is intended for commercialization, into the open label study with new study participants.
•
In March 2025, the Company announced that FDA stated as part of a START pilot program meeting that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN concentration as an RLSE to support accelerated approval will be a matter of review in a future marketing application. FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data the Company recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies the Company submitted were performed at relevant human doses. FDA also suggested that the Company consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (“PD”) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. The Company continues to interact with the FDA under the START pilot program.
•
In June 2025, the FDA provided safety database recommendations for a Biologics License Application, (“BLA”), seeking accelerated approval, which included evaluating safety in at least 30 participants with continuous study drug exposure for six months and a subset of at least 10 of those participants with continuous study drug exposure for one year, with the large majority of data coming from participants receiving the 50 mg dose.
•
In July 2025, the Company announced the publication of two peer-reviewed articles with nonclinical data evaluating the mechanism of action, pharmacodynamics and pharmacology of nomlabofusp as a novel FXN protein replacement therapy designed to address the underlying cause of FA. These data were included in the briefing package reviewed by the FDA in support of using skin FXN concentrations as a RLSE for the Company's registrational program seeking accelerated approval for nomlabofusp.
•
In September 2025, the Company announced data from its ongoing long-term open label study:
o
In four completed studies and its ongoing open label study, 65 participants received at least one dose of nomlabofusp, including 39 in the open label study, with 14 on treatment for at least six months and eight for over one year in the open label study.
o
Consistent directional improvements across four key clinical outcomes were observed in the open label study relative to a Friedreich’s Ataxia Clinical Outcomes Measure Study (FACOMS) reference population and the observed increase in skin FXN levels. The Company believes these new data, as well as the improvement in abnormal lipid profiles observed in prior completed studies, provide support that nomlabofusp increases FXN in patients with FA and that the strategy of FXN replacement has the potential to result in a clinical benefit.
o
Changes observed in skin FXN levels and clinical outcomes after nomlabofusp administration across diverse participants with FA, including individuals with advanced disease, are all directionally consistent and suggest a potential treatment effect.
o
Of the 39 participants in the open label study (and of 65 total participants who received at least 1 dose in all nomlabofusp studies), 7 experienced anaphylaxis in the first 6 weeks of dosing and returned to their usual state of health after standard treatment. Anaphylaxis is more common upon re-exposure to a drug after a gap in dosing; in the open label study, of the 10 participants who had not had prior exposure to nomlabofusp only 1 experienced anaphylaxis (this reaction was one of the 7 events discussed above). Excluding these events, long term dosing of nomlabofusp was generally well tolerated including 14 on treatment for at least 6 months and 8 on treatment for over 1 year. The Company is implementing a modified starting dose regimen designed to mitigate the risk of anaphylaxis events as agreed to by the FDA.

The Company's nomlabofusp plans and milestones include the following:

•
The Company plans to provide an update on regulatory discussions and open label study status in the first quarter of 2026.
•
BLA submission seeking accelerated approval targeted in the second quarter of 2026.
•
The modified starting dose regimen is also being incorporated into the global phase 3 protocol. The Company continues to qualify sites globally and prepare for study initiation and patient enrollment.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).

The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2025.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2025, condensed consolidated results of operations for the three and nine months ended September 30, 2025 and condensed consolidated statement of cash flows for the nine months ended September 30, 2025 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $103.2 million and $51.8 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $372.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2025, the Company had approximately $175.4 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents and marketable securities upon the merger with Zafgen, Inc. (“Zafgen”) and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

On July 31, 2025, the Company completed an underwritten public offering of common stock raising net proceeds of approximately $65.0 million.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued, into the fourth quarter of 2026. If the timing of the Company's clinical assumptions are delayed or if there are other forecasted assumption changes that negatively impact its operating plan, the Company would reduce commercial and other expenditures in order to further extend cash resources. The Company continually evaluates various financing alternatives further as discussed below. If the Company is unable to raise sufficient additional funding prior to the issuance of its 2025 financial statements for the fiscal year ending December 31, 2025, the Company may conclude there is substantial doubt about our ability to continue as a going concern for the twelve months following the filing of its annual report on 2025 Form 10K for the fiscal year ending December 31, 2025.

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

The Company excluded 9,618,132 and 6,990,827 common stock equivalents outstanding as of September 30, 2025 and 2024, respectively, from the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 because they had an anti-dilutive impact due to the net loss incurred for the periods presented.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company is managed on a consolidated basis and has one operating and reportable segment related to the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies, primarily nomlabofusp, the Company's life science segment. The Company’s chief operating decision maker (“COPM”) is the Company's chief executive officer (“CEO”).

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Technical operations	$33,850	$6,552	$62,800	$26,022
Development (a)(b)	9,653	5,999	27,757	16,620
Nomlabofusp support	1,428	1,368	4,294	3,898
General and administrative (c)(d)	3,780	3,739	11,569	12,018
Commercial (e)	788	606	2,059	1,039
Total operating expenses	$49,499	$18,264	$108,479	$59,597
Other income, net	(1,787)	(2,765)	(5,304)	(7,817)
Net loss	$(47,712)	$(15,499)	$(103,175)	$(51,780)

(a) Development expenses include research and development related stock compensation expense of approximately $0.9 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively.

(b) Development expenses include research and development related stock compensation expense of approximately $2.7 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively.

(c) General and administrative expenses include general and administrative related stock compensation expense of approximately $0.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively.

(d) General and administrative expenses include general and administrative related stock compensation expense of approximately $2.7 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.

(e) Commercial expenses relate to commercial readiness activities.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This ASU will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU-203-09 beginning with our annual reporting period ending December 31, 2025. The Company is currently evaluating the impact that this standard may have on its year-end financial statements.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce deferred tax assets to the amount we believe is more likely than not to be realized. During the three and nine months ended September 30, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred in each period due to the uncertainty of realizing a benefit from those items.

On July 4, 2025, Public Law 119-21 (“The Law”) became effective. The Law includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Law did not have a material impact on its estimated annual effective tax rate or cash flows in 2025.

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are measured in accordance with the standards of ASC 820,“Fair Value Measurements and Disclosures”, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2025 and December 31, 2024:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2025
Cash equivalents:
Money market funds invested in government securities	$85,402	$85,402	$—	$—
Total cash equivalents	85,402	85,402	—	—

Marketable securities:
U.S. Treasury Bills	$4,992	4,992	—	—
U.S. Government securities	$80,303	—	80,303	—
Total marketable securities	85,295	4,992	80,303	—
Total cash equivalents and marketable securities	$170,697	$90,394	$80,303	$—

December 31, 2024
Cash equivalents:
Money market funds invested in government securities	$26,702	$26,702	$—	$—
Total cash equivalents	26,702	26,702	—	—

Marketable securities:
U.S. Treasury Bills	2,947	2,947	—	—
U.S. Government securities	147,289	—	147,289	—
Total marketable securities	150,236	2,947	147,289	—
Total cash equivalents and marketable securities	$176,938	$29,649	$147,289	$—

The accrued interest receivable related to the Company’s investments was $1.0 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of September 30, 2025 and December 31, 2024, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of September 30, 2025 and December 31, 2024, no allowances for credit losses for the Company’s investments were recorded. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of September 30, 2025 and December 31, 2024, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills and U.S. government and agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 360 days or less.

Marketable Securities

The following table summarizes the Company's marketable securities as of September 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2025
Assets:
U.S. Treasury Bills	$4,992	$—		$4,992
U.S. Government securities	$80,238	65		80,303
Total marketable securities	$85,230	$65	$—	$85,295

December 31, 2024
Assets:
U.S. Treasury Bills	$2,945	$2	$—	$2,947
U.S. Government securities	147,143	166	(20)	147,289
Total marketable securities	$150,088	$168	$(20)	$150,236

As of September 30, 2025 and December 31, 2024, the Company held no investments that have been in a continuous loss position for 12 months or longer.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Prepaid research and development expenses	$6,421	$9,780
Interest receivable	1,001	1,054
Prepaid insurance	55	499
Other prepaid expenses and other assets	311	517
	$7,788	$11,850

5.
Fixed Assets

Fixed assets, net consisted of the following:

		September 30,	December 31,
	Useful Life	2025	2024
		(in thousands)
Computer equipment	5 years	$130	$117
Lab equipment	5 years	1,737	1,707
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	93	45
		2,515	2,424
Less: Accumulated depreciation		(1,806)	(1,543)
		$709	$881

Depreciation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. In addition, for the three and nine months ended September 30, 2025 and 2024, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Accrued research and development expenses	$28,762	$17,057
Accrued payroll and related expenses	3,222	3,254
Accrued other	881	561
	$32,865	$20,872

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

As of September 30, 2025, the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 85,590,392 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which no shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In February 2024, the Company completed an underwritten public offering in which the Company issued and sold 19,736,842 shares of its common stock at a public offering price of $8.74 per share. The Company received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

In July 2025, the Company completed an underwritten public offering in which the Company issued and sold 21,562,500 shares of its common stock including the exercise in full of the underwriters’ option to purchase additional shares of common stock, at a public offering price of $3.20 per share. The Company received net proceeds of approximately $65.0 million, after deducting underwriting discounts, commissions and other offering expenses.

ATM Agreement

In November 2022, the Company entered into a sales agreement (the “2022 ATM Agreement”) with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $50.0 million of shares of common stock (the “ATM Shares”) from time to time.

In February 2024, in connection with the underwritten public offering described above, the Company terminated the 2022 ATM Agreement. No ATM Shares were ever sold pursuant to the 2022 ATM Agreement.

In May 2024, the Company entered into a sales agreement (the“2024 ATM Agreement”) with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $100 million of shares of common stock (the “ATM Shares”) from time to time. To date, no sales of common stock have been made under the 2024 ATM Agreement.

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the(“2020 Plan”) on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaced the predecessor plans (the (“Prior Plans”) that the Company assumed following its merger with Zafgen in May 2020. Options outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the Prior Plans. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

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

As permitted by the 2020 Plan, the Company added 2,552,603 and 1,756,363 shares available for grant to the 2020 Plan on January 1, 2025 and January 1, 2024, respectively. As of September 30, 2025, 483,960 shares of common stock were available for grant under the 2020 Plan.

During the nine months ended September 30, 2025 and twelve months ended December 31, 2024, options to purchase 1,333 and 1,242 shares, respectively, issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees during the nine months ended September 30, 2025:

September 30,
2025
Risk-free interest rate	4.43%
Expected term (in years)	6.22
Expected volatility	94%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2024	6,436,387	$7.78	7.6
Options granted	2,417,137	3.33
Options forfeited/expired	(245,183)	8.49
Outstanding as of September 30, 2025	8,608,341	$6.51	7.5	$0.4
Exercisable as of September 30, 2025	4,332,406	$8.82	6.3	$0.1
Vested and expected to vest as of September 30, 2025	8,608,341	$6.51	7.5	$0.4

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were(“In the money”) at September 30, 2025.

Option Grants

During the nine months ended September 30, 2025, the Company granted options to purchase 2,417,137 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 2,417,137 options granted, 2,322,137 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 95,000 options were annual grants to the Company's directors and vest on the earlier of (i) one year from the grant date or (ii) the date of the Company's next annual meeting of stockholders. The options have an exercise price equal to the closing stock price as of the grant date. The weighted-average grant date fair value of options granted under the 2020 Plan during the nine months ended September 30, 2025 was $2.64.

As of September 30, 2025, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $12.2 million, which is expected to be recognized over a weighted average period of 2.53 years.

Inducement Stock Option Grant

There were no inducement awards granted in the nine months ended September 30, 2025.

As of September 30, 2025, total unrecognized compensation expense related to unvested inducement options granted was $0.5 million, which is expected to be recognized over a weighted average period of 1.54 years.

Restricted Stock Units

In January 2025, RSUs were granted under the 2020 Plan to certain of the Company's employees in order to retain key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs and performance-based RSUs during the nine months ended September 30, 2025 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2024	699,003	$4.69	1.2
Restricted stock units granted	544,988	3.46
Restricted stock units vested	(212,827)	4.73
Restricted stock units forfeited	(21,373)	4.27
Outstanding as of September 30, 2025	1,009,791	$4.02	1.4	$3.3
Unvested and expected to vest as of September 30, 2025	1,009,791	$4.02	1.4	$3.3

Restricted Stock Unit Grants

During the nine months ended September 30, 2025, the Company granted 344,988 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value of $3.46 per unit.

As of September 30, 2025, total unrecognized compensation expense for RSUs was $2.5 million, which is expected to be recognized over a weighted average period of 2.32 years.

Performance-Based Restricted Stock Unit Grants

In January 2025, the Company granted performance-based RSUs (the “January 2025 PSU Awards”) " to each of the four executive officers of the Company under the 2020 Plan. Each award was expressed as a target number of RSUs. With respect to the January 2025 PSU Awards, the Board established specified regulatory-related performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards and vesting of the underlying RSUs. As of September 30, 2025, the January 2025 PSU Awards were outstanding covering 200,000 common stock underlying RSUs.

The grant date fair value of the performance-based RSUs was $3.46 per unit based on the grant date closing price per share. As of September 30, 2025, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement for accounting purposes, and no stock-based compensation expense was recognized for the three and nine months ended September 30, 2025.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$883	$918	$2,733	$2,816
General and administrative	902	1,039	2,714	3,570
	$1,785	$1,957	$5,447	$6,386

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

The right of use assets and lease liabilities with both these leases are reflected in the financial statements for nine months ended September 30, 2025 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

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

On October 27, 2020, the Company entered into a sublease agreement (the “Sublease”) with Massachusetts Municipal Association, Inc. (the “Subtenant”), whereby the Company sublet the entire Premises to the Subtenant. The initial term of the Sublease commenced on December 4, 2020 and continues until October 30, 2029. In connection with the Sublease, the Company evaluated the need for impairment under ASC 360 (“Impairment Testing: Long-Lived Assets Classified as Held and Used”) and determined there was no impairment.

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

Lease Expense

Expense arising from operating leases was $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively. Expense arising from operating leases was $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively. For operating leases, the weighted-average remaining lease term for leases at September 30, 2025 and December 31, 2024 was 3.8 and 4.5 years, respectively. For operating leases, the weighted average discount rate for leases at September 30, 2025 and December 31, 2024 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of September 30, 2025 are as follows:

Operating
(in thousands)	Leases
Three months ending December 31, 2025	$390
Year ended December 31, 2026	1,478
Year ended December 31, 2027	1,273
Year ended December 31, 2028	1,188
Year ended December 31, 2029	959
Thereafter	—
Total lease payments	5,288
Less: imputed interest	(941)
Present value of lease liabilities	$4,347

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Related Party

In May 2024, the Company entered into an agreement with the Friedreich’s Ataxia Research Alliance (“FARA”) to join the TRACK-FA Neuroimaging Consortium that includes pharmaceutical, biotechnology, academic and clinical partners. The consortium is conducting a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials. As an industry partner, the Company is helping to fund the study and contribute to the study design, research activities, and analysis. The Company has access to all study data for use in its regulatory filings, as appropriate. During the twelve months ended December 31, 2024, the Company incurred $0.9 million of costs related to the Track-FA program and will fund future costs going forward. One of the Company’s Directors is also a director of FARA. During the nine months ended September 30, 2025, the Company incurred less than $0.1 million of costs related to the Track-FA program.

Additionally, during three and nine months ended September 30, 2025, the Company sponsored patient and caregiver awareness events held by FARA for a cumulative of less than $0.1 million and $0.1 million, respectively. During the twelve months ended December 31, 2024, the Company sponsored patient and caregiver awareness events held by FARA for a cumulative $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2025 (the “2024 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2024 Annual Report, in addition to the(“Risk Factors”) and “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide (“CPP”) technology platform. Our lead product candidate, nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601), is a subcutaneously administered, recombinant fusion protein intended to deliver tissue frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to systemically increase FXN levels in patients with FA.

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

Nomlabofusp Program Update

We initiated human clinical studies of nomlabofusp in 2019. Since then, we have completed four clinical studies: (i) two Phase 1 clinical studies, (ii) a Phase 2 dose exploration study and (iii) a PK run-in study in adolescents (12-17 years old).

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

We have also had numerous interactions with the European Medicines Agency (“EMA”) and the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”) regarding the clinical development of nomlabofusp.

We have received Orphan Drug Designation and Fast Track Designation from the FDA. We have been granted orphan drug designation in the European Union (the “EU”) and access to the EU’s Priority Medicines

Program (“PRIME”) Scheme. We have also received access to the EMA’s Innovative Licensing and Access Pathway (“ILAP”). All these programs are designed to facilitate drug development of therapeutics for rare and/or orphan indications.

Recent significant developments are as follows:

•
In December 2024, we reported positive initial data from our ongoing open label study. This data included safety, FXN levels, clinical and pharmacokinetic data. Also in December 2024, we announced that we were increasing the dose in the open label study to 50 mg of nomlabofusp daily for then currently enrolled participants. All newly enrolled participants will start dosing at 50 mg of nomlabofusp daily. In March 2025, we announced that our Safety Monitoring Team had identified anaphylaxis as an adverse drug reaction likely associated with nomlabofusp.
•
In January 2025, we initiated dosing of adolescents (12-17 years old) in our PK run-in study for patients with FA. Study participants were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. We completed dosing of 14 adolescents in March 2025.
•
In February 2025, the FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with our plans to introduce the lyophilized product into our clinical development program. The frozen solution is the dosage form currently being used in the open label study. In July 2025, we began to introduce the lyophilized product formulation, which is intended for commercialization, into the open label study with new study participants.
•
In March 2025, we announced that FDA stated as part of a START pilot program that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN concentration as an RLSE to support accelerated approval will be a matter of review in a future marketing application. The FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. FDA acknowledged that data we recently submitted appear to support a relationship between increased FXN concentrations in skin cells and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. FDA also acknowledged that the nonclinical studies we submitted were performed at relevant human doses. FDA also suggested that we consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (“PD”) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE. We continue to interact with the FDA under the START pilot program.
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
•
In September 2025, we announced positive data from our ongoing long-term open label study:
o
In four completed studies and the ongoing open label study, 65 participants received at least one dose of nomlabofusp, including 39 in the open label study, with 14 on treatment for at least six months and eight for over one year in the open label study.
o
Consistent directional improvements across four key clinical outcomes observed in the open label study relative to a Friedreich’s Ataxia Clinical Outcomes Measure Study (FACOMS) reference population and the observed increase in skin FXN levels. We believe these new data, as well as the improvement in abnormal lipid profiles observed in prior completed studies, provide support that nomlabofusp increases FXN in patients with FA and that the strategy of FXN replacement has the potential to result in a clinical benefit.

o
Changes observed in skin FXN levels, and clinical outcomes after nomlabofusp administration across diverse participants with FA, including individuals with advanced disease are all directionally consistent and suggest a potential treatment effect.
o
Of the 39 participants in the open label study (and of 65 total participants who received at least 1 dose in all nomlabofusp studies), 7 experienced anaphylaxis in the first 6 weeks of dosing and returned to their usual state of health after standard treatment. Anaphylaxis is more common upon re-exposure to a drug after a gap in dosing; in the open label study, of the 10 participants who had not had prior exposure to nomlabofusp only 1 experienced anaphylaxis (this reaction was one of the 7 events discussed above). Excluding these events, long term dosing of nomlabofusp was generally well tolerated including 14 on treatment for at least 6 months and 8 on treatment for over 1 year.

Our nomlabofusp plans and milestones include the following:

•
We amended the open label study protocol to include adolescent and adult patients who have not previously participated in a prior nomlabofusp study. After the anaphylaxis events discussed above, we introduced a new dosing regimen that the FDA accepted. Participants will initially receive a 5 mg test dose followed by a 25 mg dose one hour later under observation. Nomlabofusp 25 mg will then be administered once daily through Day 30 and then the dose will be increased to 50 mg once daily.
•
We plan to provide an update on regulatory discussions and an open label study update in the first quarter of 2026.
•
We plan to submit a BLA seeking accelerated approval in the second quarter of 2026.
•
The modified starting dose regimen is also being incorporated into the global phase 3 protocol. We continue to qualify sites globally and prepare for study initiation and patient enrollment.

Financing Activities, including Recent Material Financings

We have funded our operations to date primarily with proceeds from sales of common stock, proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents, marketable securities, and restricted cash upon the merger with Zafgen, Inc. (“Zafgen”) and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In February 2024, we completed an underwritten public offering in which we issued and sold 19,736,842 shares of our common stock at a public offering price of $8.74 per share. We received net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions and other offering expenses.

In May 2024, we entered into a Sales Agreement (“2024 ATM Agreement”) with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $100 million of shares of our common stock from time to time. To date, we have made no sales under the 2024 ATM agreement.

In July 2025, we completed an underwritten public offering in which we issued and sold 21,562,500 shares of our common stock, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $3.20 per share. We received net proceeds of approximately $65.0 million, after deducting underwriting discounts, commissions and other offering expenses .

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed, consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate these estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies, and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly, are considered an area of significant judgment and management’s review of manufacturing, non-clinical, and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel, and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. We expect to increase our investment in research and development in order to advance nomlabofusp through additional clinical trials. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future as we pursue clinical development of nomlabofusp and/or any other product candidates we develop.

Stock Compensation Expense

We measure all stock-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. The assumptions used in our option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties, and assumptions and the application of management’s judgment, and thus are inherently subjective. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Prior to May 28, 2020, we were a private company and lacked company-specific historical and implied volatility information for our common stock. Prior to January 1, 2023, we estimated our expected common stock price volatility solely based on the historical volatility of publicly traded peer companies with comparable characteristics including enterprise value, risk profiles, and position within the industry. Beginning on January 1, 2023, we began blending our historical data starting in June 2020 (following our merger with Zafgen in 2020) with its historical peer group. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We expect to continue to do so until we have full historical data regarding the volatility of our own traded stock price.

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

In January 2025, our Board of Directors (“Board”) approved the issuance of an aggregate of 200,000 performance-based restricted stock units (“RSUs”) to certain of our executive officers (the “January 2025 PSU Awards”). The Board established specified performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards, and vesting of the underlying RSUs. As of September 30, 2025, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement for accounting purposes and no stock-based compensation expense was recognized for the three months ended September 30, 2025.

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates or collaborations.

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

A change in the outcome of one or more of these variables with respect to the development of a product candidate could significantly change the costs, timing, and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct additional non-clinical or clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, costs related to our executive, finance, commercial, information technology, and costs related to other administrative functions. General and administrative expenses also include insurance expenses and professional fees for auditing, commercial readiness costs, tax, and legal services, including legal expenses to pursue patent protection for our intellectual property as well as reimbursability and related costs. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement, improve, and scale our operational, financial, commercial and management systems.

Results of Operations

Comparison of three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$44,931	$13,919	$31,012
General and administrative	4,568	4,345	223
Total operating expenses	49,499	18,264	31,235
Loss from operations	(49,499)	(18,264)	(31,235)
Other income (expense), net	1,787	2,765	(978)
Net loss	$(47,712)	$(15,499)	$(32,213)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 increased $31.0 million compared to the three months ended September 30, 2024. The increase in research and development expenses was primarily attributable to an increase of $25.8 million in nomlabofusp manufacturing costs, an increase of $1.8 million in professional and consulting fees associated with ongoing clinical studies and increasing worldwide regulatory activities, an increase of $1.5 million in clinical costs primarily associated with the start of an anticipated confirmatory study that are required as part of an accelerated approval of our planned BLA submission expected in the second quarter of 2026, an increase of $1.0 million in personnel costs associated with increased headcount, and an increase of $0.9 million in non-clinical costs related to assay development.

General and Administrative expenses

General and administrative expenses for the three months ended September 30, 2025 increased $0.2 million compared to the three months ended September 30, 2024. The increase in general and administrative expenses was primarily due to an increase of $0.3 million of personnel costs associated with increased headcount and an increase of $0.2 million in professional fees primarily related to legal services performed. The increase was largely offset by a decrease of $0.2 million in stock compensation costs related to the full vesting of previously issued stock options granted at higher value stock options.

Other Income (expense), net

Other income (expense), net was $1.8 million income in the three months ended September 30, 2025 compared to $2.8 million income in the three months ended September 30, 2024. The decrease was primarily driven by lower interest and accretion income due to lower interest yields and lower average investable cash, cash equivalents, and marketable securities balances.

Comparison of nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$94,851	$46,540	$48,311
General and administrative	13,628	13,057	571
Total operating expenses	108,479	59,597	48,882
Loss from operations	(108,479)	(59,597)	(48,882)
Other income (expense), net	5,304	7,817	(2,513)
Net loss	$(103,175)	$(51,780)	$(51,395)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 increased $48.3 million compared to the nine months ended September 30, 2024. The increase in research and development expenses was primarily attributable to an increase of $32.9 million in nomlabofusp manufacturing costs, an increase of $5.4 million in professional consulting fees associated with ongoing clinical studies and worldwide regulatory activities, an increase of $4.8 million in clinical costs primarily associated with initiating the anticipated confirmatory study required as part of an accelerated approval of our planned BLA submission expected in the second quarter of 2026, an increase of $3.9 million in personnel costs associated with increased quality and regulatory headcount and an increase of $1.7 million in nonclinical costs related to assay development, and partially offset by a decrease of $0.8 million in costs incurred under the TRACK-FA program.

General and Administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 increased $0.6 million compared to the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily due to an increase of $1.1 million of personnel costs associated with increased headcount (primarily commercial) and an increase of $0.5 million in professional service expenses primarily related to commercial start-up activities, partially offset by a decrease of $0.8 million in stock compensation costs related to the full vesting of previously issued stock options granted at higher value stock options.

Other Income (expense), net

Other income (expense), net was $5.3 million income in the nine months ended September 30, 2025 compared to $7.8 million income in the nine months ended September 30, 2024. The decrease was primarily driven by lower interest and accretion income due to lower interest yields and lower average investable cash, cash equivalents, and marketable securities balances.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(74,674)	$(48,945)
Net cash provided by (used in) investing activities	66,309	(104,584)
Net cash provided by financing activities	65,287	161,847
Net increase in cash, cash equivalents and restricted cash	$56,922	$8,318

Net cash used in operating activities

During the nine months ended September 30, 2025, operating activities used $74.7 million of cash, resulting from our net loss of $103.2 million, adjusted for noncash expenses of $4.0 million and changes in our operating assets and liabilities resulting in a source of cash of $24.5 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to a increases in prepaid expenses, accounts payable, and accrued expenses.

During the nine months ended September 30, 2024, operating activities used $48.9 million of cash, resulting from our net loss of $51.8 million, adjusted for noncash expenses of $2.4 million and changes in our operating assets and liabilities resulting in a source of cash of $0.4 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expenses. The change in operating assets and liabilities was primarily due to an increase in accrued expenses and accounts payable, partially offset by a decrease in prepaid expense.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2025, investing activities provided $66.3 million. This source of cash resulted from the maturities of $150.0 million of marketable securities partially offset by purchases of $83.6 million of marketable securities.

During the nine months ended September 30, 2024, investing activities used $104.6 million. This net use of cash was due to the purchase of $189.2 million of marketable securities, partially offset by $85.0 million of cash provided by maturities of marketable securities.

Net cash provided by financing activities

During the nine months ended September 30, 2025, financing activities provided $65.3 million of cash flows from an offering of common stock.

During the nine months ended September 30, 2024, financing activities provided $161.8 million of cash flows primarily from an offering of common stock.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have incurred net losses of approximately $103.2 million and $51.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $372.3 million and cash, cash equivalents, and marketable securities of $175.4 million, excluding restricted cash of $0.6 million.

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

We anticipate that current cash, cash equivalents, and marketable securities as of September 30, 2025 will fund operations into the fourth quarter of 2026. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we expect to seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances, licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners, strategic alliances, or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical tensions including regional conflicts around the world, adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, including the current U.S. Government shutdown, tariffs (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), new laws and regulations, including, but not limited to the recently enacted Public Law 119-21, economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases could disrupt our operations, the operations of third parties on which we rely, or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop which may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

If we are unable to obtain sufficient funding when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion and/or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our capability to develop and commercialize our product candidates.

Off-Balance Sheet Arrangements

During the periods presented, and through the date of this filing, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

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

The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have occurred during the fiscal quarter ended September 30, 2025, which have materially affected or reasonably probable to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the nine months ended September 30, 2025, there were none, and as of the date of this Quarterly Report, there are no threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2024 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2024 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

LARIMAR THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)