Form 10-K
period 2025-12-31
Larimar Therapeutics, Inc.
filed 2026-03-19
CIK 1374690

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the registrant's Common Stock held by non-affiliates of the registrant was $94,670,955.

As of March 17, 2026, the registrant had 103,882,937 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

a

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and/or other comparable regulatory authorities for marketing approval for nomlabofusp (nomlabofusp is the International Nonproprietary Name and the United States Adopted Name for CTI-1601) or any other product candidates that we may develop in the future and unexpected costs that may result therefrom;
•
delays in patient recruitment for our clinical trials (including as a result of the impact of the FDA approval of competitive products for the treatment of Friedreich's ataxia (“FA”), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or the FDA's request for additional information or studies (whether clinical or non-clinical), changes in clinical protocols, adverse events, regulatory restrictions, including additional clinical holds, and milestones for nomlabofusp;
•
our ability to successfully execute our ongoing open label trial (“OL”) and our planned Phase 3 global registration study, including the timing of site initiations and the rate of patient enrollment;
•
our ability to benefit from participating in the FDA’s Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) pilot program for the development of nomlabofusp;
•
our ability to benefit from the FDA’s Breakthrough Therapy Designation;
•
uncertainties associated with the clinical development and regulatory approval for nomlabofusp in the United States and in other countries, including potential delays in the commencement, enrollment and completion of clinical trials, the timing of a potential Biologics License Application (“BLA”) submission to the FDA or similar applications to be submitted to other countries for accelerated approval, including our ability to supply to the FDA or to regulatory authorities in other countries all required data for the FDA to review and accept an accelerated application, or any other product candidates that we may develop in the future;
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
•
our expectations regarding the use of proceeds from our recent financing and from any future financings, if any;

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
•
the size and growth of the potential markets for nomlabofusp, if approved, or any other product candidates that we may develop in the future, the rate and degree of market acceptance of nomlabofusp, or any other product candidates, if approved, that we may develop in the future and our ability to serve those markets;
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
•
the performance and compliance with the rules and regulations of the FDA (and all other regulatory authorities) of third parties upon which we depend, including third-party contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) consultants and third-party suppliers, manufacturers, distributors, and logistics providers;
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
•
As of December 31, 2025, we had $136.9 million of cash, cash equivalents and marketable securities. Together with the $107.6 million in net proceeds from our recently completed February 2026 public offering, we expect this will fund operations into the second quarter of 2027. We may need to raise additional funding to complete the development and commercialization of nomlabofusp. This funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed would force us to delay, limit or terminate our product development efforts or other operations.

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
•
We intend to pursue accelerated approval from the FDA for nomlabofusp for the treatment of FA, however this may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that we will receive marketing approval. If we are unable to obtain approval under an accelerated pathway, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining necessary marketing approvals.
•
We are targeting to submit a BLA to the FDA in June 2026 for marketing approval of nomlabofusp using the accelerated approval pathway; however, there can be no assurance that the FDA will approve our BLA submission for accelerated approval. Moreover, if FDA grants accelerated approval of nomlabofusp, there is no assurance that the FDA ultimately will grant traditional approval or that the accelerated approval will not be withdrawn.
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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security laws. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Risks Related to Our Reliance on Third Parties

•
We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control.
•
We rely on third-party supply and manufacturing partners for drug supplies, for our research and development, non-clinical activities and clinical activities and will do the same for commercial supply of our product candidates.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide (“CPP”) technology platform. Our lead product candidate, nomlabofusp, is a subcutaneously administered, recombinant fusion protein intended to deliver frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to systemically increase FXN levels in patients with FA.

We believe that our CPP platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, also has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

Since our inception, we have devoted substantially all of our resources to developing nomlabofusp, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, and providing general and administrative support for such operations.

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $136.9 million, which, together with the net proceeds of $107.6 million from our February 2026 public offering of common stock, we anticipate will fund operations into the second quarter of 2027.

Nomlabofusp Program Update

We have Orphan Drug Designation, Fast Track Designation, Pediatric Rare Disease Designation and Breakthrough Therapy Designation from the FDA and have been granted Orphan Drug Designation and access to the European Medicines Agency’s (“EMA’s”) Priority Medicines Program (“PRIME”) scheme in the European Union (the “EU”). We have also received access in the United Kingdom (the “UK”) to the Medicines and Healthcare Regulatory Agency’s (“MHRA”) Innovative Licensing and Access Pathway (“ILAP”). These programs are designed to facilitate development of certain therapeutics such as those for rare and serious diseases, and those that have the potential to meet an unmet medical need.

The FDA’s Center for Drug Evaluation and Research selected nomlabofusp as one of a few drug development programs for participation in the Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) Pilot Program. The objective of the program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA staff to expedite the review process of biologics and drugs.

We have engaged in multiple discussions and interactions with the FDA in connection with our clinical development of nomlabofusp and communications remain ongoing. We have also had numerous interactions with the EMA, the MHRA, and Canada’s Health Canada regarding the clinical development of nomlabofusp.

We have completed four clinical studies: (i) two Phase 1 clinical studies in adults, (ii) a Phase 2 dose exploration study in adults and (iii) a Phase 1 pharmacokinetic (“PK”) run-in study in adolescents (12-17 years old). We currently have an ongoing open label ("OL") study (previously referred to as the Open Label Extension, (“OLE”) study) in adults and adolescents with FA. Approximately 8,000 doses of nomlabofusp have been administered to patients throughout the clinical development program.

Recent significant developments are as follows:

•
In December 2024, we reported initial data from our ongoing OL study. This data included safety, FXN levels, clinical and PK data in 14 participants administered 25 mg nomlabofusp daily for up to 260 days (mean 99 days). Tissue FXN levels increased and were maintained at day 90 and there were early trends towards improvement in clinical outcomes observed at day 90. The most common adverse events were injection site reactions and two participants experienced serious adverse events (one seizure and one anaphylactic reaction) that resolved within 24 hours and they were withdrawn from the study. Also in December 2024, we announced that we were increasing the dose in the OL study to 50 mg of nomlabofusp daily for then currently enrolled participants and would be starting all new patients on 50 mg daily and in March 2025 we announced that all participants had transitioned to the 50 mg daily dose. In March 2025 we also announced that our Safety Monitoring Team had identified anaphylaxis as an adverse drug reaction likely associated with nomlabofusp.
•
In January 2025, we initiated dosing of adolescents (12-17 years old) in a PK run-in study for pediatric patients with FA. Study participants in the PK run-in study were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. We completed dosing in 14 adolescents in March 2025. The PK and exposure data were similar to adults and the participants became eligible to enroll in the OL study. The PK results from the adolescent cohort also supported the predictive value of our exposure modeling and will facilitate direct enrollment of children (2-11 years old) into the OL study which would eliminate any pause in study drug administration between the PK study and the OL study. Therefore, it was not necessary to perform a cohort for children in the PK study and we terminated the study. We are now planning to initiate enrollment of children directly into the ongoing OL study.
•
In February 2025, the FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with our plans to introduce the lyophilized product into our clinical development program. In July 2025, we began introducing the lyophilized product formulation into the OL study. This is the formulation intended for commercialization.
•
In March 2025, we announced that the FDA stated as part of the START pilot program, that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN concentration as an RLSE to support accelerated approval will be a matter of review in a future marketing application. The FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. The FDA acknowledged that data we submitted appeared to support a relationship between increased FXN concentrations in skin and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. The FDA also acknowledged that the nonclinical studies we submitted were performed at relevant human doses. The FDA also suggested that we consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (“PD”) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE.
•
In June 2025, the FDA provided recommendations regarding the safety data set that might be needed to support a Biologics License Application (“BLA”) seeking accelerated approval, which included evaluating safety in at least 30 participants with continuous study drug exposure for six months and a subset of at least 10 of those participants with continuous study drug exposure for one year, with the large majority of data coming from participants receiving the 50 mg dose.
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
•
In September 2025, we announced positive 25 mg and 50 mg data from the OL study evaluating daily subcutaneous injections of nomlabofusp self-administered or administered by a caregiver in participants with FA. Ten out of 10 participants with data at six months achieved skin FXN levels that were higher than 50% of median levels in healthy volunteers and similar to levels expected in asymptomatic carriers. We also observed consistent directional improvements across four key clinical outcomes relative to a worsening in a Friedreich's Ataxia Clinical Outcomes Measure study (“FACOMS”) natural history study reference population. In participants receiving long term continuous treatment, including 14 participants on nomlabofusp for at least six months, eight of whom continued to be on nomlabofusp for over one year, daily administration of nomlabofusp was generally well-tolerated. Anaphylaxis was reported in seven participants, with most events occurring on the initial day of administration and all occurring within the first 6 weeks of dosing. As a result, we consulted experts and decided to modify the starting dose regimen and the FDA agreed with our approach. The most common adverse events continued to be local injection site reactions that are mostly mild, brief in duration and self-limited.
•
In September 2025 we also announced that we amended the previous OLE study protocol (which had only included participants from previous clinical trials of nomlabofusp) to include adolescent and adult patients who have not previously participated in a prior nomlabofusp study and the study is now being referred to as the OL study. In addition to risk mitigation measures against anaphylaxis that are already in place such as pre-medicating with antihistamines and supplying epinephrine auto-injectors to study participants, we introduced a new dosing regimen in which participants initially receive a 5 mg dose followed by a 25 mg dose one hour later under observation. Nomlabofusp 25 mg is then administered once daily through day 30 and then the dose is increased to 50 mg once daily.
•
In February 2026, the FDA granted the nomlabofusp program Breakthrough Therapy Designation (“BTD”). BTD is intended to expedite the development and regulatory review of a drug intended to treat a serious condition. A drug is eligible for BTD if preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available treatments in one or more clinically significant endpoints.
•
Also in February 2026, as a result of a START pilot program meeting with the FDA, we announced continued alignment with the FDA to consider the use of skin FXN as a novel surrogate endpoint reasonably likely to predict clinical benefit to support a planned Biologics License Application (BLA) submission seeking accelerated approval and that the use of FXN as a novel surrogate endpoint to support accelerated approval. There was also agreement on the type of analyses required to support the exposure response relationships for the nomlabofusp program. The FDA stated that the adequacy of the safety database will be a matter of review at the time of BLA submission.

We are targeting to provide topline study data from our OL study in the second quarter of 2026 and we plan to submit a BLA seeking accelerated approval in June 2026.

For our global confirmatory Phase 3 study, we are planning sites in the U.S., E.U., U.K., Canada and Australia. We have obtained feedback from both the FDA and the EMA on the study protocol. Our clinical trial application was recently approved by Health Canada Authorities and now will undergo Ethics Committee review. We have also filed our CTIS application with the EMA and it is currently under review. Submission to the U.K. regulatory authorities is expected to follow soon. We plan to initiate screening in the U.S.for the study in the second quarter of 2026, with dosing of the first patient expected in mid-2026.

Our Strategy

Our strategy is to become a leader in the treatment of rare diseases by leveraging our CPP technology platform and applying our management team’s know-how and expertise to the development of nomlabofusp and other future pipeline programs. Key elements of our strategy include:

•
Advance nomlabofusp through clinical development and regulatory approval in the United States the European Union and other foreign jurisdictions. We have completed two Phase 1 clinical trials in adults along with a Phase 1 PK run-in study in adolescents and a Phase 2 dose exploration trial in adults with FA. We also have an ongoing OL study in adults and adolescents with FA in which participants receive 50 mg nomlabofusp daily. Enrollment in this study is now open to adolescents and adult patients regardless of whether they participated in a previous nomlabofusp trial. We are continuing to develop and execute a clinical development plan for regulatory approval of nomlabofusp in the United States, the European Union, the United Kingdom (“UK”), Australia, Canada and potentially other countries. We have obtained feedback from both FDA and EMA on the global Phase 3 confirmatory study protocol and continue to qualify sites in the U.S., E.U., U.K, Canada, and Australia and we plan to initiate screening in this Phase 3 study in the second quarter of 2026, with dosing of the first patient expected in mid-2026. We are targeting nomlabofusp BLA submission in June 2026 seeking accelerated approval using tissue FXN levels as a novel surrogate endpoint.

•
If nomlabofusp receives regulatory approval(s), we intend to commercialize nomlabofusp in the United States, the European Union, and other relevant countries independently or with third parties. We intend to evaluate commercialization options in the United States, the European Union, the United Kingdom and in other foreign jurisdictions throughout the world where FA patients can benefit, if we are successful in obtaining regulatory approval for nomlabofusp. We may build our own internal sales force, partner with a contract sales organization, enter into a joint marketing partnership with another pharmaceutical or biotechnology company, or we may seek to out-license nomlabofusp.
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
•
Opportunistically evaluate enabling, adjacent or potential competing technologies, and where advantageous, seek licenses or collaborations regarding those technologies, to advance our platform. We will continue to evaluate technologies that may enable or enhance our product candidates or our rare disease focus. To facilitate the advancement of our CPP platform, we periodically engage in partnering and licensing discussions with a range of biotechnology or pharmaceutical companies and academic institutions and maintain awareness of complementary technologies, synergistic opportunities and “tuck-in” options.
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

The ability to transport therapeutic proteins across biological membranes has, to date, not been reproducibly achieved. The collective population of people with rare diseases stands to benefit from the emergence of a scalable treatment platform that can transport therapeutic proteins across cell membranes to deliver them to the intracellular site of activity. In addition, traditionally, medical treatment for each rare genetic disorder has been approached on a disease-by-disease basis. This approach is inefficient, as there are thousands of diseases, each with a distinct patient population, that cannot be addressed by traditional therapeutic approaches and are in need of treatment options. Our understanding of our platform and our bioengineering capabilities support the concept that product candidates based on our platform technology could significantly impact common pathological mechanisms in various diseases with comparable etiologies. We are utilizing this approach to identify therapeutic opportunities where our molecules and technology are more likely to be impactful.

Nomlabofusp For the Treatment of Friedreich’s ataxia

Friedreich’s ataxia

FA is a rare genetic disease that is the most commonly inherited ataxia in humans, with approximately 20,000 individuals living with Friedreich’s ataxia globally, and of these individuals, approximately 5,000 are in the United States and the majority of the remaining individuals are primarily in Europe. Friedreich’s ataxia results from a deficiency of the mitochondrial protein, frataxin, (“FXN”). FXN is an essential and phylogenetically conserved protein that is found in cells throughout the body, with higher levels found in the heart, spinal cord, liver, pancreas, and skeletal muscle. FXN is encoded in the nucleus of the cell, expressed in the cytoplasm and transported into the mitochondria, where it is processed to the mature form. As part of this process the mitochondrial targeting sequence is cleaved off in the mitochondria by a naturally occurring enzyme.

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

Nomlabofusp

Nomlabofusp, an investigational biologic fusion protein that is administered subcutaneously, consists of a CPP genetically fused to human FXN, and includes a mitochondrial targeting sequence. Using our proprietary peptide delivery technology, nomlabofusp is designed to carry the molecule from the intravascular space across the cell membrane and into the mitochondria where the CPP and the mitochondrial targeting sequence are cleaved off by the mitochondrial processing peptidase (“MPP”) enzyme to yield mature FXN. See Figure 1.

Figure 1.

We have completed two Phase 1 clinical trials and a Phase 2 dose exploration trial in adults with FA, along with a Phase 1 PK run-in study in adolescents with FA (12-17 years old). We also have our ongoing Phase 2 OL trial in adults and adolescents with FA in which participants receive 50 mg nomlabofusp daily. Enrollment in this study is now open to adolescents and adult patients regardless of whether they participated in a previous nomlabofusp trial.

Based on the results of our non-clinical development program as well as results from our Phase 2 clinical trials, we believe that administering nomlabofusp may increase FXN levels in the mitochondria of patients with Friedreich’s ataxia and they could potentially experience:

•
improved cellular function;
•
a positive impact on Friedreich’s ataxia symptoms; and
•
a slowing of progression of the disease, potentially prolonging life.

In our Phase 1 clinical trials, nomlabofusp appeared to increase FXN levels in the peripheral tissues that were tested (buccal cells, skin biopsies and platelets) and data from our Phase 2 dose exploration study demonstrated dose dependent increases in FXN levels in all evaluated tissues (skin and buccal cells) after daily dosing of 14 days followed by every other day dosing until day 28 in the 25 mg and 50 mg cohorts. Data from the ongoing OL study showed increases in skin FXN levels in 10 of 10 participants with data at six months. These skin FXN levels were higher than 50% of median levels in healthy volunteers similar to levels expected in asymptomatic carriers. We also observed consistent directional improvement across four key clinical outcomes after one year of nomlabofusp treatment relative to a worsening observed in a FACOMS natural history study reference population. The most common adverse events were mild/moderate injection site reactions and we have identified anaphylaxis as an adverse event likely associated with nomlabofusp administration and have implemented several risk mitigation measures. We believe that our technology may allow us to address other rare genetic diseases that either require the replacement of molecules that need to target specific intracellular organelles, or that share similar clinical symptoms that overlap with Friedreich’s ataxia. Finally, the use of nomlabofusp to improve mitochondrial function in other rare diseases that demonstrate evidence of mitochondrial dysfunction is also being explored.

Development of Nomlabofusp

Non-clinical Pharmacology

Following nomlabofusp dosing in multiple non-clinical studies in rodents and non-human primates (“NHPs”), human FXN was found to be distributed into all tissues tested, as shown in Figure 2.

Figure 2.

Observed hFXN across all tissue and cell types tested:

✓	Brain	✓	Spinal Cord	✓	Skin

✓	Heart	✓	Cardiac Mitochondria	✓	Buccal Cells

✓	Liver	✓	CSF (Cerebrospinal Fluid)	✓	Platelets

✓	Dorsal Root Ganglia	✓	Skeletal Muscle

In a study in Sprague Dawley rats in which nomlabofusp was administered daily via SC injection for 7 days, a dose‑dependent increase in hFXN was observed in skin and disease-related target tissues (heart, dorsal root ganglion and skeletal muscle). Furthermore, increases in rat skin hFXN after administration of nomlabofusp were correlated with increases in hFXN in these tissues. These results demonstrate that changes in skin FXN concentrations can be used to predict changes in FXN concentrations of other tissues following administration of nomlabofusp. Correlations were observed not only with skin, but also between tissues, corroborating that hFXN measurements in one tissue are indicative of concentrations in other tissues (De Toni, F., Ragaglia, V., Schecter, D. et al. Pharmacokinetics and Pharmacodynamics of Nomlabofusp in Non-clinical Studies of Friedreich’s Ataxia. AAPS J 27, 112 (2025)).

Nomlabofusp was demonstrated to prolong the life of knock-out (“KO”) mice whose heart and skeletal muscles were deficient in FXN. These mice, when untreated, develop a severe hypertrophic cardiomyopathy similar to patients with Friedreich’s ataxia and, like many Friedreich’s ataxia patients, die early in life. In non-clinical studies of nomlabofusp, the median survival in animals treated with vehicle of 98 days was extended to a median survival of 166 days in animals treated with nomlabofusp subcutaneously three times per week (p=0.0001).

Furthermore, 87.5% of mice treated with nomlabofusp survived beyond the mean age of death in the vehicle treated group (107.5 days) whereas only 33% of vehicle treated animals survived. Results are reflected in Figure 3.

Figure 3.

In a separate study conducted at an independent laboratory, a similar mouse model was studied. In this study doses of 2 mg/kg, 10 mg/kg, 30 mg/kg, 60 mg/kg and 100 mg/kg administered subcutaneously every other day were compared to vehicle. After 2 weeks of dosing, mitochondrial extracts from cardiac tissue were analyzed for the presence of human FXN. In addition, activity of succinate dehydrogenase (“SDH”), an enzyme whose activity is dependent on the presence of FXN, was also analyzed. Human FXN was found in the mitochondria of the cardiomyocytes and increased with increasing dose. SDH activity which was suppressed to near zero in vehicle treated animals was also suppressed to near zero in the 2 mg/kg dose group. In the 10 mg/kg dose group activity was increased and in the 30 mg/kg dose group the activity was returned to that of wild type animals. There was no further increase in activity when the animals were dosed with 60 mg/kg or 100 mg/kg but the effect was maintained at levels equivalent to that of wild type animals. See Figures 4 and 5.

Figure 4.

Figure 5.

Another study, also performed at an independent laboratory, demonstrated the maintenance of cardiac function when the same KO mouse model was studied. These mice were treated with nomlabofusp at doses of 10 mg/kg every other day for 6 weeks. Echocardiograms were performed prior to initiating dosing and after 4 weeks of dosing. When compared to vehicle, mice treated with nomlabofusp maintained their left ventricular volume and ejection fraction while vehicle treated mice deteriorated over the same 4-week period. See Figures 6 and 7.

Figure 6.

Figure 7.

Using a neurologic mouse model, treatment with nomlabofusp prevented the development of ataxia in mice whose nervous system was deficient in FXN compared to those treated with placebo.

In other non-clinical pharmacology studies it was demonstrated that SC administration of nomlabofusp distributed in a dose-dependent manner to several organs known to be predominantly affected in FA, including the dorsal root ganglion, heart, and skeletal muscle, as well as to other tissues, including skin. Plasma nomlabofusp concentrations correlated with levels of human FXN delivered by nomlabofusp into tissues, and the increases in frataxin were correlated amongst tissues, especially with skin. In KO mice, the pharmacokinetics and processing of nomlabofusp were comparable with wild type animals and treatment with nomlabofusp halted the progression of cardiac dysfunction and significantly increased survival. Together, the findings from these non-clinical studies demonstrate that nomlabofusp exposure increased hFXN in FA-relevant tissues and provide evidence of pharmacologic effects. (De Toni, F., Ragaglia, V., Schecter, D. et al. Pharmacokinetics and Pharmacodynamics of Nomlabofusp in Non-clinical Studies of Friedreich’s Ataxia. AAPS J 27, 112 (2025)).

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

Figure 8.

FXN concentrations were measured in skin and buccal cells from 60 homozygous healthy volunteers utilizing the same sampling technique and assay as clinical trials of nomlabofusp; FXN levels measured via detection of peptide derived from mature FXN; FXN concentrations normalized to total cellular protein content in each sample. 1. E.C. Deutsch et al. Molecular Genetics and Metabolism 101 (2010) 238–245. 2. Friedreich’s Ataxia Research Alliance.

Clinical Trials

Completed Phase 1 and Phase 2 Clinical Studies in Adults with Friedreich’s Ataxia

In 2019, we submitted our Investigational New Drug application (“IND”) application for nomlabofusp and began Phase 1 clinical trials in 2019 in patients with FA. We have completed three clinical studies in adult patients, with FA; a Phase 1 SAD study (completed in 2020), a Phase 1 MAD study (completed in 2021), and a Phase 2 Dose Exploration study (completed in 2023). The primary objective for the phase 1 SAD and MAD studies was to assess the tolerability of nomlabofusp at doses ranging from 25 mg to 100 mg administered via SC injection. The secondary objectives were to establish the PK of nomlabofusp administration in humans and to explore the PD of nomlabofusp administration by measuring tissue FXN concentrations in accessible tissues, namely buccal and skin cells, and in platelets. In the MAD study, patients in the 25 mg cohort were dosed once a day for the first 4 days followed by 1 dose every third day through day 13 for a total of 7 doses, while the patients in the 50 mg cohort were dosed once a day for the first 7 days followed by 1 dose every other day through day 13 for a total of 10 doses, and patients in the 100 mg cohort were dosed once a day for 13 days consecutively for a total of 13 doses. Administration of nomlabofusp via SC injection appeared to be well tolerated up to doses of 100 mg administered daily for up to 13 days. No SAEs were reported in either study. The most common treatment emergent adverse events (“TEAEs”) were injection site reactions (“ISRs”) that were generally mild, self-limited, and usually resolved within approximately 1 hour. There was rapid uptake of nomlabofusp into the circulation following subcutaneous injection, and exposure appeared to be proportional to dose. Increased FXN concentrations were observed in buccal cells, skin, and platelets, with higher and more frequent nomlabofusp administration.

The Phase 2 randomized, double-blind, placebo-controlled dose exploration study evaluated the safety, tolerability, PK and PD of two doses of nomlabofusp. Cohort 1 evaluated 25 mg and Cohort 2 evaluated 50 mg. Participants in either the 25 mg or 50 mg cohorts were randomized 2:1 to receive daily SC injections of either nomlabofusp or placebo for 14 days, and then every other day for an additional 14 days for a total 28-day dosing period.

Substantial increases in tissue FXN concentrations were observed after daily SC administration of both the 25 mg and 50 mg doses. The majority of treated patients in both cohorts with quantifiable levels of frataxin at baseline and day 14 achieved at least a 100% increase in tissue frataxin in skin cells, and at least a 30% increase in tissue frataxin levels in buccal cells. Participants treated with 50 mg for 14 days daily had frataxin levels in skin cells increase from less than 17% at baseline relative to healthy volunteers, to 33% to 59% of healthy volunteers after 14 days of treatment. Patients treated with placebo showed no increase in their frataxin levels during this period. Increases in skin and buccal FXN concentrations were dose-dependent and the increases were not maintained when the dosing regimen was changed to alternate day dosing. Abnormal lipid profiles were identified in adults with FA at baseline with directional dose-dependent normalization observed post nomlabofusp treatment.

Nineteen adults with FA received nomlabofusp in the Phase 2 study and 9 received placebo. There were no serious adverse events reported. There was one allergic reaction which was considered to be a severe adverse event in the 25 mg cohort that resolved with standard treatment. This participant withdrew from the trial. The most common adverse events reported were mild and moderate injection site reactions which resolved without any intervention and there were no study discontinuations due to injection site reactions. Consistent with findings in our Phase 1 study, nomlabofusp demonstrated quick absorption after SC administration and had dose proportional increases in exposure.

Completed Phase 1 PK Run-In Study in Adolescents (12-17 years old) with FA

In January 2025, we initiated dosing of adolescents (12-17 years old) in a PK run-in study for pediatric patients with FA. Study participants in the PK run-in study were randomized 2:1 to receive either nomlabofusp at a weight-based dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. We completed dosing in 14 adolescents in March 2025. The PK and exposure data were similar to adults and the participants became eligible to enroll in the OL study. The PK results from the adolescent cohort also supported the predictive value of our exposure modeling and thus the planned dosing of a cohort of children (2-11 years of age) will facilitate direct enrollment of children (2-11 years old) was cancelled and will now be enrolled directly into the OL study, This eliminates any pause in study drug administration between the PK study and the open label study.

Open Label Study

In January 2024, we initiated the OL trial evaluating daily SC injections of 25 mg of nomlabofusp self-administered or administered by a caregiver, with the first patient dosed in March 2024. Participants who completed treatment in the Phase 2 dose exploration study, or who previously completed a prior clinical trial of nomlabofusp, were eligible to screen for the OL study. Subjects were allowed to take omaveloxolone during the trial. The OL study is evaluating the safety and tolerability, PK, and FXN levels in peripheral tissues as well as other exploratory PD markers (lipid profiles and gene expression data) following long-term subcutaneous administration of nomlabofusp. In addition, clinical assessments collected during the study will be compared to data from a matched control arm derived from participants in the FACOMS database.

In December 2024, we reported positive initial data from our ongoing OLE study. This data included safety, FXN levels, clinical, PK data and dose escalation:

•
Nomlabofusp was generally well tolerated for up to 260 days in subjects. The most common adverse events were injection site reactions, with most being mild, brief in duration, and self-limited. Two participants had serious adverse events (one seizure and one anaphylactic reaction) that resolved within 24 hours and these participants withdrew from the study;
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
•
Early clinical data showed trends toward improvement across a number of clinical outcomes for long-term 25 mg daily nomlabofusp including: (1) decreased values indicating early trends towards improvement in the Modified Friedreich Ataxia Rating Scale (mFARS) and the FARS-Activities of Daily Living (“ADL”), Modified Fatigue Impact Scale and nine hole peg test at 90 days relative to baseline;
•
Key PK data showed rapid absorption after SC administration with exposure appearing to reach steady state in plasma by day 30 with no further accumulation, which is consistent with data from our Phase 1 and Phase 2 studies.

Also in December 2024, we announced that we were increasing the dose in the OL study to 50 mg of nomlabofusp daily for then currently enrolled and all future study participants. In March 2025, we announced that our Safety Monitoring Team has deemed anaphylaxis as an adverse drug reaction likely associated with nomlabofusp. To reduce the risk of allergic reactions, including anaphylaxis, we amended the OL study protocol to administer premedication for the first month of dosing.

In June 2025, the FDA provided recommendations regarding the safety data that might be needed to support a Biologics License Application.(“BLA”) seeking accelerated approval, which included evaluating safety in at least 30 participants with continuous study drug exposure for six months and a subset of at least 10 of those participants with continuous study drug exposure for one year, with the large majority of data coming from participants receiving the 50 mg dose.

In July 2025, we announced the publication of two peer-reviewed articles highlighting nonclinical data on the therapeutic potential, pharmacology, and mechanism of action of nomlabofusp as a novel FXN protein replacement therapy designed to address the underlying cause of FA. These data were included in the briefing package reviewed by the FDA in support of potentially using skin FXN concentrations as a RLSE for Larimar’s registrational program seeking accelerated approval for nomlabofusp.

In September 2025, we announced additional data from the ongoing OL study:

•
In 4 completed studies and the ongoing OL study, 65 participants received at least 1 dose of nomlabofusp.
•
Of the 65 participants receiving at least one dose of nomlabofusp, 39 have been dosed as part of the open label study, with 14 on treatment for at least 6 months and 8 for over 1 year in the OL study.

•
Consistent directional improvement was observed across 4 key clinical outcomes (mFARS, FARS-ADL, 9-HPT, MFIS) after 1 year of nomlabofusp treatment relative to a worsening in a FACOMS natural history study reference population. See Figure 8.
•
10/10 participants with data at 6 months achieved skin FXN levels over 50% of median levels in healthy volunteers (which is similar to levels in asymptomatic carriers). See Figure 9.
•
Of the 39 participants in the OL study (and of 65 total participants who received at least 1 dose in all nomlabofusp studies), 7 experienced anaphylaxis in the first 6 weeks of dosing and returned to their usual state of health after standard treatment. In the OL study, of the 10 participants who had not had prior exposure to nomlabofusp, only 1 experienced anaphylaxis. Excluding these events, long term dosing of nomlabofusp was generally well tolerated, including 14 on treatment for at least 6 months and 8 on treatment for over 1 year.

Figure 8.

IQR = interquartile range

1 - Based on the range of baseline characteristics of participants in the OL study, Larimar identified patients from the FACOMS dataset with similar characteristics using data recorded over the last 4 years for each patient.

2 - Modified Fatigue scale presented here is at Month 24 because it was not assessed at Month 12.

Note: Data presented is based on the September 2025 data release.

Figure 9.

*Data include all participants with quantifiable levels at each measurement point who had received 25 mg, 50 mg or had the dose increased from 25 mg to 50 mg.

**8.2 pg/µg represents 50% of the average FXN concentration average FXN concentration of healthy volunteers.

Note: Data presented is based on the September 2025 data release.

We believe that these data, as well as the improvement in abnormal lipid profiles observed in prior completed studies, provide support that nomlabofusp increases FXN in patients with FA and that the strategy of FXN replacement has the potential to result in a clinical benefit. Changes observed in skin FXN levels, and clinical outcomes after nomlabofusp administration across diverse participants with FA including individuals with advanced disease, are all directionally consistent and suggest a potential treatment effect.

In addition to the risk mitigation measures for anaphylaxis already in place such as pre-medicating with antihistamines and supplying epinephrine auto-injectors to study participants, we have introduced a new dosing regimen in which participants initially receive a 5 mg dose followed by a 25 mg dose 1 hour later under observation. Nomlabofusp 25 mg is then administered once daily through Day 30 and then the dose is increased to 50 mg once daily.

We have amended the open label extension (“OLE”) study protocol to include adolescent and adult patients who have not previously participated in a prior nomlabofusp study and the study is now being referred to as the open label (“OL”) study. We are also making plans to enroll children (2 to 11 years old) directly into the OL study.

In February 2026, we announced that the FDA granted Breakthrough Therapy Designation to nomlabofusp for the treatment of adults and children with FA. Additionally, following a START pilot program meeting with FDA, we announced continued alignment with the FDA to consider the use of skin FXN concentration as a novel surrogate endpoint reasonably likely to predict clinical benefit to support a planned BLA, seeking accelerated approval. The FDA stated that the adequacy of the safety data base will be a matter of review at the time of the BLA submission, which is targeted for June 2026.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our current and future products and technologies, and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office and its foreign counterparts. We also intend to rely on market and data exclusivities, which is separate and distinct from the protection afforded by patents, to protect our products. We further protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. In addition, we require confidentiality or service agreements from third parties that receive our confidential information or materials.

As of March 17, 2026, our intellectual property portfolio was composed of numerous international Patent Cooperation Treaty (“PCT”), foreign, United States non-provisional patent applications, issued United States patents, one EU patent and United States provisional patent applications that we own or co-own, and four issued United States patents and additional non-provisional patent applications in the United States and in certain foreign jurisdictions that we license from academic institutions. The issued patents in the United States and the E.U. licensed by us, which include issued patents covering the composition of matter for nomlabofusp and methods for treating FA, have expiration dates between 2033 and 2040 without taking potential patent term extension into consideration. The international and the United States non-provisional patent applications licensed by us relate to composition of matter and methods of use for nomlabofusp.

The additional patent applications we own or co-own, which include PCT, foreign and United States non-provisional patent applications, United States patents, and United States provisional patent applications are related to the development of nomlabofusp, including methods of use of nomlabofusp, and to our peptide-delivery platform technology.

A provisional patent application allows for an effective filing date to be established with regard to an invention, but once a provisional patent application is filed, either a corresponding non-provisional patent application or a petition to convert the provisional patent application into a non-provisional patent application must be filed within 12 months or such effective filing date will be lost. If we or our licensor timely files non-provisional patent applications in the United States and in countries outside of the United States with regard to our provisional patent applications and these non-provisional patent applications result in issued patents, such patents are expected to expire in 2046, without taking potential patent term adjustment or patent term extension into consideration.

Nomlabofusp is covered by licensed issued patents (composition of matter and methods of use) in the United States and the E.U., which, if properly maintained, will expire in 2040, excluding any patent term extensions that might be available following the grant of marketing authorizations. We also possess an exclusive license to non-provisional applications in the United States and certain countries outside the United States for nomlabofusp (composition of matter and methods of use). If these patent applications in the United States and other countries result in issued patents, those patents would be expected to expire in 2040. This estimated expiration excludes any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. We cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We also use other forms of protection besides patent protection and market and data exclusivity, such as trademark, copyright, and trade secret protection, to enhance our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary exclusive positions for our product candidates, such as nomlabofusp, where available.

In-License Agreements

We are party to a License Agreement dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreements provide for a transferable, worldwide license to certain patent rights regarding technology used by us with respect to the development of nomlabofusp.

In partial consideration for the right and license granted under these agreements, we will pay IU a royalty of a low single digit percentage of net sales of licensed products depending on whether there is a valid patent covering such products. As additional consideration for this agreement, we are obligated to pay IU certain milestone payments of up to $2.0 million in the aggregate upon the achievement of certain developmental milestones, commencing on the enrollment of the first patient in a Phase 1 clinical trial. We will also pay IU sublicensing fees ranging up to a low double-digit percentage of sublicense consideration depending on our achievement of certain regulatory milestones as of the time of receipt of the sublicense consideration. We are also obligated to reimburse IU for patent-related expenses. In the event that we dispute the validity of any of the licensed patents, the royalty rate would be tripled during such dispute. We are also obligated to pay to IU a minimum annual royalty of less than $0.1 million per annum starting in the 2020 calendar year for the term of the agreement.

We were previously a party to License Agreement dated November 30, 2016, with Wake Forest University Health Sciences (“WFUHS”), which licensed certain patent rights regarding technology used by us with respect to the development of nomlabofusp in consideration for an obligation to pay WFUHS a royalty of a low single digit percentage of net sales of licensed products, certain milestones, and certain sublicensing revenue. The WFUHS license expired in December 2025 with the last to expire licensed patent.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our platform technology, product candidates and scientific expertise in the field of rare diseases provide competitive advantages, we face competition from various sources, including larger and better-funded pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. We expect to compete with Biogen’s SKYCLARYSTM (omaveloxolone), which was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively. Other competitors currently developing therapeutics to treat FA include, but are not limited to Design Therapeutics, Lexeo Therapeutics, Neurocrine Biosciences/Voyager Therapeutics, Solid Biosciences and PTC Therapeutics ("PTC"). On August 19, 2025, PTC received a complete response letter and was not approved by the FDA. PTC had a Type C meeting with the FDA in December, 2025 and were advised that an additional study (open label or single arm study with natural history control) would be necessary to support NDA resubmission. Many of our competitors have significantly greater name recognition, longer operating histories and financial, technical manufacturing, marketing and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated amongst a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our product candidates or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates.

Manufacturing and Supply

Nomlabofusp is a biologic fusion protein that is produced in E. coli. We have worked with contract manufacturers and research organizations to develop, in accordance with current Good Manufacturing Practices (“cGMP”) a manufacturing process and analytical methods for drug substance and drug product to support clinical trials. We also use third party manufacturers for the clinical packaging, storage and distribution of nomlabofusp. We rely on third parties to store the nomlabofusp master cell bank and working cell bank, each stored at a different location. We continue to advance the manufacturing of nomlabofusp, obtain stability data, and produce drug product for future clinical trials. We are continually trying to optimize our manufacturing process to increase yields, decrease costs and increase reliability in supply chains. We are currently at full scale for the US launch and filing but will need to scale up one more time to have adequate supply for the expansion into other territories.

The drug substance which is in frozen liquid form for nomlabofusp is currently manufactured for us by KBI Biopharma, Inc. (“KBI”). We are party to a Master Services Agreement, as amended, with KBI, pursuant to which KBI provides biological development and clinical manufacturing services with respect to nomlabofusp. We are producing a lyophilized version of the drug product from the same KBI drug substance at another supplier. The drug product previously used in our clinical studies has been in a frozen solution dosage form. In February 2025, FDA accepted the data supporting the comparability of a lyophilized drug product to the frozen solution and we are currently integrating the lyophilized formulation into the OL study. The lyophilized drug product is the formulation that we intend for the long-term commercialization of nomlabofusp, if approved. Process performance qualification (PPQ) of the commercial scale drug substance and drug product manufacturing is nearing completion in preparation for the BLA submission and these batches are planned to support the U.S. commercial launch demand, if nomlabofusp is approved.

We intend to further scale up our manufacturing process to support potential worldwide commercial demand, if nomlabofusp is approved. We have selected Lonza to support this scale-up effort. We have completed tech transferring and scale-up of the process to Lonza. We are party to a Master Services Agreement with Lonza, pursuant to which Lonza provides manufacturing services with respect to nomlabofusp. Additional comparability of the drug substance manufactured by Lonza will need to be performed and reviewed by the FDA and other regulatory authorities in order to use the Lonza-manufactured drug substance in clinical and commercial activities.

We have received concurrence from the FDA that our proposed potency control strategy appears reasonable, pending review of the BLA.

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

As of December 31, 2025, we employed 71 full-time employees in the United States, of which 55 are directly engaged in research and development with the rest providing administrative, business, commercial and operations support. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Facilities

We currently lease office and laboratory space, which consists of approximately 8,000 square feet and 4,000 square feet located in Bala Cynwyd, PA and King of Prussia, PA, respectively. On November 24, 2025, we entered into a lease for an additional 7,100 square feet of office space through January 31, 2030 in our Bala Cynwyd PA location and extended the term of all our other Bala Cynwyd space through January 31, 2030. We expect to occupy the additional 7,100 of additional office space when renovations are complete, which is expected to be around April 1, 2026.

As part of the Merger (as defined below) with Zafgen, Inc (“Zafgen”), we acquired a non-cancellable operating lease for approximately 17,705 square feet of office space at 3 Center Plaza, Boston, Massachusetts (the “Boston Lease”). The Boston Lease expires on October 30, 2029. On October 27, 2020, we entered into a sublease agreement whereby we subleased all 17,705 square feet of office space leased under the Boston Lease until October 30, 2029.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on us.

Corporate Information

We were founded in 2005 as a Delaware corporation under the name Zafgen, Inc. (“Zafgen”). On May 28, 2020, Zafgen completed a reverse merger with Chondrial Therapeutics, Inc. (“Chondrial”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated December 17, 2019, by and among Zafgen, Zordich Merger Sub, Inc., Chondrial and Chondrial Therapeutics Holdings, LLC, pursuant to which Zordich Merger Sub, Inc. merged with and into Chondrial, with Chondrial surviving as our wholly owned subsidiary. Following completion of the merger, Zafgen, Inc. changed its name to Larimar Therapeutics, Inc.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“the SEC”) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Development Process

The process required by the FDA before a drug or biologic product may be marketed in the United States generally involves the following:

•
completion of non-clinical laboratory tests and animal studies according to Good Laboratory Practices (“GLPs”), and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
preparation of clinical trial material in accordance with cGMPs;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an institutional review board (“IRB”) reviewing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed drug or biological product for its intended use;
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
•
potential FDA audits of the non-clinical and clinical study sites that generated the data in support of the NDA or BLA and of the application sponsor’s oversight of the studies and sites;
•
potential FDA Advisory Committee meeting to elicit expert input on critical issues and including a vote by external committee members;
•
FDA review and approval, or licensure, of the NDA or BLA, and payment of associated user fees, when applicable; and
•
compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategies (“REMS”) and the potential requirement to conduct post approval studies.

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

An OL study may also be conducted. An OL study typically enrolls participants from previous clinical trials or patients who would otherwise not qualify for other clinical studies such as a Phase 3 study and is designed to gather the long-term safety and tolerability data on a potential new medicine beyond the time period of the original studies.

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

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its clinicaltrials.gov website. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notifications of noncompliance, civil monetary penalties, and also prevent the non-compliant party from receiving future grant funds from the federal government. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.

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

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each NDA or BLA may be accompanied by a significant application fee. The applicant for an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Before approving an NDA or BLA, the FDA may inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements and may inspect the sponsor to ensure appropriate oversight and documentation related to the clinical trials. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor interprets the same data. If the agency decides not to approve the NDA or BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. In September 2025, the FDA began publishing complete response letters soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing complete response letters with approval documentation after the product is approved.

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

Following approval, the manufacturing facilities are subject to periodic inspections by the FDA and such inspections may result in an issuance of FDA Form 483 deficiency observations, untitled letter, or a warning letter, which can lead to plant shutdown and other more serious penalties and fines. Prior to the institution of any manufacturing changes, a determination needs to be made whether FDA approval is required in advance. If not done in accordance with FDA expectations, the FDA may restrict supply and may take further action. Annual product reports are required to be submitted annually. Other post-approval requirements applicable to drug and biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, registration and listing, record-keeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The stabilization period for building and validating interoperable electronic tracing systems has ended and trading partners who have not achieved compliance with these requirements must secure an exemption from the FDA.

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

For products with approved REMS, manufacturers must submit periodic assessment reports to the FDA to demonstrate that the goals of the REMS are being met. FDA reviews the REMS assessment reports, determines if the REMS assessment report is complete, if the REMS is meeting its goals, and if the REMS goals, elements, tools or assessment plan should be modified.

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

Additionally, new learnings related to the safety profile of a product that occur post-approval, whether from post-marketing reports or ongoing clinical research, may prompt label updates and revisions, including to modify or add safety or risk information. For products approved without a boxed warning, serious safety risks discovered post-approval could lead to the addition of a boxed warning on approved product labeling.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation (“ODD”) to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than

200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biologic product available in the United States for this type of disease or condition will be recovered from sales of the product. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same approved use or indication for seven years, except in limited circumstances, such as showing clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same approved use or indication or the same product for a different approved use or indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of a product for seven years if a competitor obtains approval first for the same product as defined by the FDA for the same approved use or indication, or if the second product is determined to be encompassed within the competitor’s scope of exclusivity. If a company pursues marketing approval for an indication broader than the orphan drug designation it has received, it may not be entitled to orphan drug exclusivity.

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

The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval and the FDA is required to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA may use expedited procedures to withdraw approval of a drug or biologic or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. The FDA may initiate enforcement actions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The sponsor of an application for a drug product that obtains rare pediatric disease designation may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. A rare pediatric disease drug product must meet certain eligibility requirements for a priority voucher at the time the sponsor seeks approval. On February 3, 2026, the FDA's priority voucher program which was set to expire on September 30, 2026 was extended through September 30, 2029.

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

Under the Best Pharmaceuticals for Children Act (“BPCA”), a drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and to patent terms for drugs; for biologic products, pediatric exclusivity adds six months only to exclusivity periods for all formulations, dosage forms, and indications. This six-month exclusivity, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term of the patent or exclusivity remaining at the time of approval.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product. Biosimilarity requires that the proposed biological product be highly similar to the reference product not withstanding minor differences in clinically inactive components; that there be no differences in route of administration, dosage form, and strength; and that no clinically meaningful differences between the product and the reference product in terms of safety, purity, and potency as shown through analytical studies and animal studies with the possibility of a clinical trial or trials. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical results as the reference product, and for a product that is administered more than once, that the safety and efficacy risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA.

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

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be made to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”), for clinical trial authorization in up to 30 European Union/European Economic Area countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reporting Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure is governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

To obtain regulatory approval of a product under the European Union's regulatory system, we are required to submit a marketing authorization application (“MAA”), to be assessed through the centralized procedure or, as applicable, national, decentralized or mutual recognition procedures. The centralized procedure allows applicants to obtain a marketing authorization (“MA”) that is valid throughout the European Union and the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products, for advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and for medicinal products containing a new active substance which are not authorized in the European Union and which are intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization is in the interests of public health at the European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use (“CHMP”). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit profile.

The time limit for the evaluation procedure by the CHMP is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has fifteen days to forward the CHMP opinion to the European Commission, which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.

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

In the European Union, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once such conditions have been fulfilled, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Regulation (EC) No. 141/2000 provides that a medicinal product may be designated as an orphan medicinal product by the European Commission, following an opinion of the EMA's Committee for Orphan Medicinal Products, if its sponsor can establish that it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition that affects not more than 5 in 10,000 persons in the European Union when the application is made. In addition, orphan designation can be granted if the product is intended for a life-threatening, seriously debilitating or serious and chronic condition in the European Union and where, without the incentives derived from orphan designation, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan designation is only available if there is no other satisfactory method authorized for marketing in the European Union for diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan product will be of significant benefit to patients over the existing options. We have obtained orphan designation in the European Union for nomlabofusp.

Orphan designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure in the European Union. Small and medium enterprises are typically eligible for the most significant fee reductions. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the regulatory authorities in the European Union may not approve any other application to market a “similar medicinal product” for the same indication as the authorized orphan product for a period of 10 years from authorization of the orphan product (subject to certain exceptions). A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is determined that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication as an authorized orphan product if:

•
the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•
the MA holder of the authorized orphan product consents to a second medicinal product application; or
•
the MA holder of the authorized orphan product cannot supply sufficient quantities of the orphan medicinal product.

The EMA offers a scheme to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and to reinforce early dialogue with, and regulatory support from, the EMA in order to stimulate innovation, optimize development and support accelerated assessment, where eligible, of such product candidates. It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by the EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

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

If a medicine is selected for the PRIME scheme, the EMA:

•
Appoints a rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”) to provide continuous support and to build up knowledge of the medicine in advance of the filing of an MAA;
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

A Pediatric Investigation Plan (“PIP”) in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines must include either the results of studies conducted in compliance with an agreed PIP or evidence of a waiver or deferral, as applicable. This requirement also applies when a marketing authorization holder seeks to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. Several rewards and incentives for the development of pediatric medicines are available in the EU. Medicines with the results of studies from an agreed PIP appropriately reflected in the product information are eligible for a six-month extension of their supplementary protection certificate (“SPC”), provided the applicable requirements are met and the extension request is filed within the applicable deadlines (including, for SPCs already granted, generally no later than two years before SPC expiry). This is the case even when the studies’ results are negative. For orphan medicines, this may extend the orphan market exclusivity period by an additional two years. Certain pediatric regulatory procedures (including PDCO assessments of PIPs, waivers, deferrals and compliance) are free of charge.

All of the aforementioned European Union rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2024, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2024, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Following Brexit the UK is not generally subject to EU laws in respect of medicines. EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however new EU legislation is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became the UK's standalone medicines and medical devices regulator. On January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to the regulation of medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements relation to and introduces a UK-wide licensing process for medicines. A single UK-wide MA is granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labeled “UK only” indicating they are not for sale in the EU.

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

There is no pre-marketing authorization orphan designation in the UK. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the UK market, i.e. the prevalence of the condition in the UK (rather than the EU) must not be more than 5 in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

In September 2024, we received access to the MHRA’s Innovative Licensing and Access Pathway (“ILAP”) for the treatment of adults and children with FA. This Scheme aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need in the UK. To access the ILAP, an applicant applies for an Innovation Passport designation. Once an Innovation Passport designation is granted, the MHRA and its partner agencies (including The All Wales Therapeutics and Toxicology Centre, National Institute for Health and Care Excellence and the Scottish Medicines Consortium) will work with the Innovation Passport designee to define a Target Development Profile, (“TDP”). The TDP sets out a unique product-specific roadmap towards patient access in the UK and provides access to a toolkit to support all stages of the design, development and approvals process, including continuous benefit-risk assessment, increased support for novel development approaches and enhanced patient engagement. However, although the goal of the ILAP is to reduce the time to market and enable earlier patient access, access does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that a marketing authorization application will be approved or that any approval will be granted within a particular timeframe or at all.

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

Other Healthcare Laws

Sales of our product candidate, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. In the U.S., the healthcare laws and regulations that may affect our ability to operate include the following:

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their implementing regulations, impose obligations on healthcare providers, health plans, and healthcare clearinghouses, known as covered entities as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information; including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions;
•
the federal Physician Payments Sunshine Act enacted as part of the ACA, and its implementing regulations requires certain manufacturers of approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to collect and report annually to the Centers for Medicare and Medicaid Services, the agency that administers the Medicare and Medicaid programs (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties; and
•
The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. At the state level, numerous states have or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations while other states have focused on more narrow aspects of privacy. In the state of Washington, for example, the My Health My Data Act will require regulated entities to obtain consent to collect health information, grant consumers certain rights, including to request deletion of their information, and provide for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws, such as the EU General Data Protection Regulation ("EU GDPR"), the UK General Data Protection Regulation ("UK GDPR"), Canada’s Personal Information Protection and Electronic Documents Act, and Australia’s Privacy Act, and any other applicable country, state and/or territory health privacy legislation and regulation.

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

The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, included provisions that affected the pharmaceutical industry. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, expanded the 340B program, and increased the amount of Medicaid drug rebates manufacturers are required to pay to states. Since that time, there have been multiple healthcare reform measures, including the Inflation Reduction Act of 2022 (“IRA”) which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for small molecule drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. To date, CMS has selected and negotiated prices for 25 Medicare Part D drugs for the initial years 2026 and 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has one or more orphan drug designations will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives approvals from FDA for an indication that is not for a rare disease or condition. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

In addition, on July 4, 2025, Public Law 119-21 became effective and imposes significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements, which are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, prescription drug products.

The costs of prescription drug products have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, the President signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Since our inception we have devoted substantially all of our resources to the development of nomlabofusp. We have incurred significant losses in each year of operation since our inception in 2016. For the years ended December 31, 2025 and 2024, we had net losses of $165.7 million and $80.6 million, respectively, and, as of December 31, 2025, we had an accumulated deficit of $434.8 million and we expect to continue to incur significant expenses and net operating losses (“NOLs”) for the foreseeable future.

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

Our ability to generate revenue from nomlabofusp or any future product candidates also depends on a number of additional factors, including our ability to:

•
successfully complete development activities, including non-clinical studies and planned clinical trials for our product candidates;
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

As of December 31, 2025, our existing cash, cash equivalents and marketable securities were $136.9 million. Together with the $107.6 million in net proceeds from our recently completed February 2026 public offering, we expect this will fund operations into the second quarter of 2027.

We expect to continue to spend substantial and increasing amounts to conduct clinical trials of nomlabofusp and further research and development activities for nomlabofusp, and for any additional product candidates that we may develop, in-license or acquire in the future. In addition, raising funds in the current economic environment may present substantial challenges, for example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, (including tariffs or other trade protection measures that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macroeconomic disruptions. Additionally our expenses will increase as we expand, through development, in-license or acquisition, our pipeline of product candidates. If we obtain marketing approval for any of our product candidates, we will likely incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain additional funding in connection with our continuing operations. Our current cash, cash equivalents and marketable securities augmented by the $107.6 million of net proceeds from our February 2026 public offering of our common stock may not be sufficient to completely fund all of the efforts that we plan to undertake or to fund the completion of the development and commercialization of nomlabofusp. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If additional capital is needed to complete the development and commercialization of nomlabofusp, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, financial condition and prospects. In addition, geopolitical tension including, for example, the broader impact of the current conflict between the United States, the ongoing conflicts between Russia and Ukraine and the continuing conflict in the Middle East (including any further escalation or expansion), and the impact of a future pandemic, epidemic or outbreak of an infectious disease or liquidity constraints, failures and instability in U.S. and international financial banking systems on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity.

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

As of December 31, 2025 we had NOL carryforwards that expire for U.S. federal income tax purposes of $349.9 million, a portion of which begin to expire in 2026. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2025, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $343.9 million that do not expire; however, these carryforwards are limited to 80% of the taxable income in any one tax period.

In general, under Section 382 of the Internal Revenue Code (the “Code”) if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as capitalized research and development costs and research tax credits) to offset its post-change income may be limited. We believe that as a result of our merger with Zafgen, our ability to utilize NOLs acquired in the transaction and our other NOLs is expected to be severely limited by Section 382 of the Code. Additionally, our equity transactions executed between 2021 and 2026 through February 28, 2026 could also limit our ability to utilize NOLs in the future. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed and would adversely affect our business, financial condition and results of operations.

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

We currently have no drug products for sale and our business is currently wholly dependent on our successful clinical development, regulatory approval and commercialization of nomlabofusp, our lead product candidate and our only product candidate in clinical development, for which we have completed four clinical studies in patients with FA: (i) two Phase 1 clinical studies in adults with FA, (ii) a Phase 2 dose exploration study in adults with FA and (iii) a PK run-in study in adolescents (12-17 years old) with FA. We have an ongoing Phase 2 OL trial in adults and adolescents with FA.

In addition to the regulatory and manufacturing hurdles faced by our product candidate, the administration of a protein such as nomlabofusp may cause an immune response, resulting in the development of antibodies directed against the protein. These anti-drug antibodies can have no effect, may cause allergic reactions or may neutralize the effectiveness of the protein, or may require that different doses be used to obtain a therapeutic effect.

Additionally, while nomlabofusp was selected by the FDA for participation in its Support for clinical Trials Advancing Rare disease Therapeutics (START) Pilot Program and while nomlabofusp was awarded Breakthrough Therapy designation, it is unknown whether participation in either or both of these programs will accelerate the development of nomlabofusp and whether the FDA will continue investing its resources in the START program. If our efforts to develop and commercialize nomlabofusp for the treatment of FA are unsuccessful, or we experience significant delays in doing so, our business could also be substantially harmed. The success of nomlabofusp will depend on several factors, including the following:

•
maintaining our IND with the FDA in order to continue to conduct clinical trials in the United States and similarly maintaining clinical trial applications to conduct clinical trials in other countries;
•
successfully submitting a BLA as well as foreign marketing authorization applications;
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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any non-clinical studies, toxicology studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the non-clinical study, toxicology study or clinical trial process. Despite promising non-clinical, toxicology or clinical results, any product candidate can unexpectedly fail at any stage of non-clinical, toxicology, or clinical development. The historical failure rate for product candidates in our industry is high, especially for products in early stages of development.

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

Moreover, current and future non-clinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot provide assurance that we will be able to successfully progress any future non-clinical programs from candidate identification to Phase 1 clinical development. As is typical in candidate development, we cannot provide assurance that the findings from such non-clinical studies or any ongoing or future clinical trials will not adversely affect the clinical development of product candidate. For the foregoing reasons, we cannot be certain that our non-clinical studies and clinical trials will be successful. If non-clinical studies or clinical trials for nomlabofusp or any future product candidates or indications fail to demonstrate safety or efficacy to the satisfaction of the FDA or the equivalent regulatory authorities in other countries, the FDA or equivalent regulatory authority will not approve our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition results of operations and prospects.

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

For our lead product candidate nomlabofusp, we have completed four clinical studies in patients with FA: (i) two Phase 1 clinical studies in adults, (ii) a Phase 2 dose exploration study in adults and (iii) a PK run-in study in adolescents (12-17 years old). Our clinical trials may be delayed or terminated as a result of safety issues in non-clinical or clinical trials, ambiguous or negative interim results or events outside of our control. If future clinical trials of nomlabofusp fail or further delays occur in the United States and or other countries, we may not be able to develop and commercialize nomlabofusp and could fail to realize the potential advantages of doing so, and it could materially adversely affect our business, financial condition and results of operations.

In addition, disruptions caused by future pandemic, epidemic or outbreak of an infectious disease, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, FA is a rare disease and as a result, there are a limited number of patients in close proximity to clinical trial sites and clinical trial participants may need to travel from other countries to the clinical trial sites in order to participate. In addition, given the limited number of FA patients, the approval of a competing therapy for the treatment of FA may make patients less likely to enroll in our clinical trials or less likely to be eligible for our clinical trials. Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions.

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

Research programs to identify new product candidates require substantial technical, financial and human resources, which we may not have access to. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, financial condition, and results of operations.

We have no marketed proprietary products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop nomlabofusp or any future product candidates and commercialize any resulting products independently.

We have little experience in later stage clinical development, and conducting global trials as well as related regulatory requirements or the commercialization of products. As a result, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, successfully conduct an international multi-center clinical trial, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

We have advanced only one product candidate into clinical development, nomlabofusp. Our business currently depends primarily on nomlabofusp’s successful clinical development, regulatory approval and commercialization. We submitted our IND and it was accepted, permitting the conduct of clinical trials. We have completed four clinical studies in patients with FA: (i) two Phase 1 clinical studies in adults, (ii) a Phase 2 dose exploration study in adults and (iii) a Phase 1 PK run-in study in adolescents (12-17 years old). We have an ongoing Phase 2 OL trial in adults and adolescents.

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

Published clinical data or case reports from third parties or early clinical trial data of nomlabofusp or any future product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients, or different patient populations, such as pediatric patients, may fail to show the desired safety or efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), different patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, nomlabofusp is a novel protein replacement therapy platform and therefore non-clinical studies may not be adequate to predict efficacy in a clinical trial.

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

Further, nomlabofusp or any future product candidates may not be approved even if they achieve their primary endpoint in clinical trials. The FDA, EMA or other foreign regulatory authorities may disagree with our trial design and our interpretation of data from non-clinical studies and clinical trials. In addition, FDA, EMA or other foreign regulatory authorities may disagree with the extent of population exposure to assess clinical safety. Any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve nomlabofusp or any future product candidates for a narrower indication than we may request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop and may decide that our data are insufficient for approval or require additional non-clinical, clinical, or other data. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.

We may experience difficulties identifying and enrolling patients in our clinical trials given the number of ongoing trials being conducted and the limited number of patients who have the disease for which nomlabofusp is being studied or for any other product candidate we may study in the future. Difficulty in enrolling patients could delay or prevent clinical trials of nomlabofusp or any future product candidate. There are also competing FA therapeutics, other competing studies and potentially other FA therapeutics that could be approved that may also limit the availability of prospective participants in nomlabofusp clinical trials.

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

The conditions for which we are planning to evaluate nomlabofusp and any product candidates we may evaluate in the future, are rare genetic diseases. Accordingly, there are limited patient pools from which to draw for clinical trials and multiple developers competing for access to conduct their research in those same limited patient pools with the same experienced investigators or research sites. Accordingly, arranging for investigative sites and recruiting patients for clinical trials in this disease may be very difficult. Current and future approvals of products for the treatment of FA may impact our ability to enroll patients in our clinical trials as patients using other FA treatments may be excluded from participation in our nomlabofusp studies or may be less likely to participate in our nomlabofusp clinical trials due to the availability of another FA therapy. If other companies are studying their investigational products in FA and/or if other companies have their products approved for the treatment of FA, it may be more difficult to identify available study sites and investigators to enroll eligible patients into our clinical trials. Competing priorities at sites and participation of subjects in other studies may limit our ability to execute clinical trials in a timely fashion, if at all.

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

Regulatory authorities in the United States, the United Kingdom and the European Union have not issued definitive guidance as to how to measure and achieve efficacy in treatments for FA. As a result, the design and conduct of clinical trials of nomlabofusp may take longer, be more costly or be less effective as part of the novelty of development in FA. The FDA may not accept that the supportive PD and clinical information, and safety data from the OL study, along with additional non-clinical pharmacology data we ultimately submit in our BLA, adequately supports the use of FXN levels as a novel surrogate endpoint. Even if the FDA supports the use of FXN levels as a novel surrogate endpoint, the FDA may not agree with the adequacy of the design of clinical trials intended to assess this novel surrogate endpoint.

Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials. Furthermore, if FDA grants accelerated approval of nomlabofusp based on FXN as a novel surrogate endpoint, we will be required to conduct a confirmatory study to verify and describe the clinical benefit of nomlabofusp, which may not be completed or which may fail to verify and describe the clinical benefit of nomlabofusp. If the confirmatory study is not successful or if the FDA determines that it does not verify or describe the clinical benefit of nomlabofusp, the FDA may not grant traditional approval and/or the accelerated approval may be withdrawn.

Nomlabofusp, including the effects of long-term daily patient dosing, may cause adverse events or undesirable side effects in clinical trials that could delay or prevent its regulatory approval, limit the commercial profile of approved labeling, or result in significant negative consequences following regulatory approval, if any.

Any adverse events or undesirable side effects caused by, or other unexpected properties of, nomlabofusp in non-clinical or clinical studies could cause us, any future collaborators, an IRB or ethics committee or regulatory authorities to interrupt, delay or halt clinical trials of our product candidate and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is possible that as we progress nomlabofusp through clinical trials and toxicology studies, or as the use of nomlabofusp becomes more widespread if it receives regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by patients. For example, anaphylaxis is an adverse drug reaction associated with nomlabofusp. To reduce the risk of allergic reactions, including anaphylaxis, we have implemented risk mitigation measures in the OL study protocol and the Phase 3 confirmatory study protocol, including modifying the starting dose regimen and supplying epinephrine autoinjectors. Such side effects could cause regulatory authorities to impose additional requirements for drug approval labeling and marketing. If such side effects become known or their incidence increases later in development or after approval, other such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with the use of nomlabofusp commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of nomlabofusp elsewhere or result in regulatory authorities restricting our ability to develop or commercialize nomlabofusp, if approved.

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
•
regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication or a precaution, or additional labeling restrictions or REMS requirements based on patient population;
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

Interim, “top-line,” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or “top-line” results from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between interim, preliminary or “top-line” data and final data could significantly harm our business, financial condition, results of operations and prospects.

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

The FDA's Fast track Designation and its Breakthrough Therapy Designation or any future expedited program designations may not lead to a faster development, regulatory review or approval process and it does not increase the likelihood that any of our product candidates will receive marketing approval.

We have received Fast Track Designation and Breakthrough Therapy Designation for nomlabofusp for the treatment of FA. We may, in the future, apply for other expedited program designations from the FDA for nomlabofusp or future product candidates. Designation for these programs is within the discretion of the FDA. Accordingly, even if we believe nomlabofusp or a future product candidate meets the criteria for designation, the FDA may disagree. The receipt of a designation may not result in a faster development process, review or approval compared to products considered for approval without these expedited program designations and, in any event, does not assure ultimate approval by the FDA. In addition, even though nomlabofusp has obtained Fast Track Designation and Breakthrough Therapy Designation, the FDA may later decide that it no longer meets the criteria for designation and revoke it. Approval of other therapies for the treatment of FA could negatively impact our continued Fast Track Designation or Breakthrough Therapy Designation for nomlabofusp for the treatment of FA. In addition, if we apply to the FDA for other designations for nomlabofusp or future product candidates, the FDA might not grant such designations. If we have or apply for any similar programs in foreign countries for nomlabofusp or future product candidates, those designations also might not be granted by the regulatory authorities of those countries, and also could be revoked if circumstances change. Any of the above could adversely affect our business, financial condition and results of operations.

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

We intend to pursue an accelerated approval from FDA for nomlabofusp for the treatment of FA using FXN concentrations as a surrogate endpoint, supportive pharmacodynamic and clinical information and safety data from the OL study, along with non-clinical pharmacology information needed to support our surrogate biomarker approach. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The FDA stated in written correspondence associated with a meeting through the START pilot program that they are open to considering the use of FXN concentration as an RLSE and the acceptability of FXN’s use as an RLSE would ultimately be a matter of review of the data.

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

We are targeting to submit a BLA to the FDA in June 2026 for marketing approval of nomlabofusp using the accelerated approval pathway; however, there can be no assurance FDA will approve our BLA submission for accelerated approval. Moreover, if FDA grants accelerated approval of nomlabofusp, there is no assurance that the FDA will grant traditional approval or that the accelerated approval will not be withdrawn.

We are targeting to submit a BLA to the FDA in June 2026 to request marketing approval of nomlabofusp. We may not be able to obtain, and there can be no assurance that the FDA will agree that the data submitted in any BLA is adequate to support approval, including accelerated approval. Further, the FDA stated that the adequacy of the safety database will be a matter of review at the time of BLA submission. In particular, the FDA may refuse to accept our planned BLA for substantive review (thereby issuing a “refuse to file” letter) or may conclude after review of our data that our application is insufficient to obtain regulatory approval (thereby issuing a “complete response” letter).

If the FDA does not accept or approve our planned BLA, the agency may require that we conduct additional clinical, non-clinical or manufacturing studies before it will reconsider our application. Depending on the extent of these or any other studies required by the FDA, approval of a BLA may be significantly delayed or we may be unable to obtain approval of a BLA because such studies may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA. For example, if the FDA does accept our BLA for filing, the FDA could determine after review of our BLA that the increases in FXN shown in our clinical trials are not reasonably likely to predict clinical benefit, that the nomlabofusp safety database was not of sufficient size to demonstrate the safety of nomlabofusp or that we otherwise failed to provide information sufficient to approve the nomlabofusp BLA. Moreover, if FDA grants accelerated approval of nomlabofusp, we will be required to conduct a confirmatory study to verify and describe the clinical benefit of nomlabofusp, which may not be completed or which may fail to verify and describe the clinical benefit of nomlabofusp. If the confirmatory study is not successful or if the FDA determines that it does not verify or describe the clinical benefit of nomlabofusp, the FDA may not grant traditional approval and/or the accelerated approval may be withdrawn. If any of these outcomes occurs, we may be forced to abandon our planned BLA, which will materially adversely affect our business and could potentially cause us to cease operations. Furthermore, the FDA may approve nomlabofusp for a narrower indication or population than we request or may grant approval contingent on the performance of costly post-marketing commitments beyond our planned confirmatory study. We face similar regulatory risks in foreign jurisdictions.

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

We have also received orphan designation for nomlabofusp in the European Union. In the European Union, the European Commission may grant orphan designation, following an opinion from the EMA's Committee for Orphan Medicinal Products (COMP), for products intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European

Union. Alternatively, designation may be granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and where, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In each case, orphan designation is only available if there is no other satisfactory method authorized for marketing in the European Union for diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan product will be of significant benefit to patients over existing options. In the European Union, orphan designation also entitles a party to financial incentives such as reduction of fees and ten years of market exclusivity following the grant of marketing authorization. This period may be reduced to six years if it is determined at the end of the fifth year that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable such that maintenance of market exclusivity is no longer justified. Loss of orphan drug designation for nomlabofusp or the failure to obtain such designation in other countries or for any future product candidates could adversely affect our business, financial condition and results of operations.

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

The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. The rare pediatric disease priority review voucher program was reauthorized by Congress. Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers although the FDA's authority to do so could be extended by Congress in the future. We received rare pediatric disease designation from the FDA for nomlabofusp in 2019. We may, in the future, apply for rare pediatric disease designation from the FDA for future product candidates that may qualify for designation. Vouchers for rare pediatric disease drugs are awarded for qualifying applications if properly requested when the drug receives approval.

Although nomlabofusp has received rare pediatric disease designation, nomlabofusp may not receive a priority review voucher for a number of reasons: nomlabofusp may not receive approval; nomlabofusp may receive approval in adults, but not pediatric patients; nomlabofusp may not meet the eligibility requirements for a priority voucher at the time we seek approval for nomlabofusp; or we may not meet the current deadline for receiving a priority review voucher (September 30, 2029), in which case we would not be able to obtain a voucher unless Congress further reauthorizes the program in the future. Finally, a rare pediatric disease designation does not necessarily lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. If the program is reauthorized and we apply for designation for future product candidates as drugs for rare pediatric diseases, the FDA may not find that those candidates meet the criteria for designation and may not grant the designation. The failure to maintain rare pediatric disease designation for nomlabofusp or if FDA approval does not occur prior to September 30, 2029 could result in the inability to receive a priority review voucher which could adversely affect our business, financial condition and results of operations.

If we fail to maintain PRIME designation in the European Union for nomlabofusp, our competitive position could be harmed.

The PRIME scheme is open to medicines under development for which the applicant intends to apply for an MA through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage in comparison to existing therapies) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address, to a significant extent, an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity to establish proof of principle, and first-in-human studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, or if a medicine granted early access to the PRIME scheme cannot later demonstrate proof of concept, support under the PRIME scheme may be withdrawn. Approval of other therapies for the treatment of FA, including the approval of omaveloxolone could negatively impact our continued access to this and similar programs. Loss of PRIME designation for nomlabofusp or the failure to obtain such designation for any future product candidates could adversely affect our business, financial condition and results of operations.

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

Changes in funding or disruptions at the FDA, the SEC, patent offices in the United States and abroad and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

If a prolonged government shutdown occurs, such as the one that occurred in October 2025, including as a result of reaching the debt ceiling, if the FDA or SEC experiences significant decreases in funding or personnel it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval of or may result in the decision not to approve our product candidates. We have not obtained regulatory approval for nomlabofusp, and it is possible that this product candidate or any product candidates we may seek to develop in the future will never obtain regulatory approval. If marketing approval is obtained, it will likely include post-marketing studies, and other post-marketing requirements, and could include surveillance such as REMS which will require the expenditure of substantial resources beyond the proceeds we currently have on hand.

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

Development and/or regulatory programs for nomlabofusp in countries (such as a MAA to the EMA) are in earlier stages than in the United States and may require substantial further development in those countries prior to regulatory submissions seeking regulatory approval for marketing.

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

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations or judicial decisions or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could adversely affect our business, operations and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Previously, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Healthcare reform initiatives culminated in the enactment of the IRA, which, among other things, allows HHS to directly negotiate the ceiling price of a statutorily specified number of drugs and biologic each year that CMS reimburses under Medicare Part B and Part D, requires the payment of rebates on Medicare Part B and Part D drugs whose prices have increased at a rate faster than the rate of inflation, and redesign the Medicare Part D cost sharing structure, including revising manufacturer financial liability for covered products. For more information, see the section of this report titled “Business – Healthcare Laws and Regulations – Healthcare Reform.” Moreover, the Creating and Restoring Equal Access to Equivalent Samples Act (“CREATES” Act), was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. The effect of these healthcare reform initiatives on our business and the pharmaceutical industry in general is not yet known, but could be substantial and materially adverse to our ability to successfully commercialize our product candidates at profitable price points.

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

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 6 to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of product candidates that we elect to sell on our own with other available therapies. If reimbursement for product candidates that we elect to sell on our own is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our business, financial conditions and results of operations could be materially adversely affected.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as nomlabofusp or any potential product candidates, if approved. If we receive marketing approval for nomlabofusp, or any potential product candidates, physicians may prescribe our product candidates to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and required that they enter into corporate integrity agreements with the Office of Inspector General of the Department of Health and Human Services. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Further, FDA’s Office of Prescription Drug Promotion (OPDP) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA. If we cannot successfully manage the promotion of nomlabofusp or any potential product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

Additional competing technologies could emerge, adversely affecting our opportunity to generate revenue from the sale of nomlabofusp, if approved.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. For example, omaveloxolone, was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively. We expect nomlabofusp, if approved, will compete with omaveloxolone and other new, future approved products and may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including biosimilar and gene therapy competition, could force us to lower prices or could result in reduced sales. Many of our current or potential competitors, either alone or with strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. New products developed by others could emerge as competitors to nomlabofusp or any other potential product candidates, resulting in nomlabofusp or other product candidates being obsolete before we are able to recover expenses incurred in connection with their development or realize revenues from any commercialized product. The pricing of our current product candidate, if and when approved for marketing, will depend, in part, on the pricing strategies adopted by our competitors. If these or other companies enact pricing strategies that impact the price we can charge for our product candidate, if approved, we may reduce our prices and our revenue and results of operations could be affected. Any new product could also affect our ability to recruit and retain clinical trial patients, to obtain and maintain designations or eligibility for expedited regulatory pathways, and to commercialize current and future product candidates. Given our phase of development for nomlabofusp, the recent approval and commercialization of omaveloxolone and the approval of any future competing technologies could provide competitors with a significant competitive advantage and may create an additional barrier to market acceptance of nomlabofusp. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and results of operations will be adversely affected.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (FTCA)), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of the FTCA. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA.

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

Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, some states have passed laws that protect biometric information and a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. For example, the GDPR imposes numerous obligations on companies, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates, having legal bases and/or conditions for processing, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, responding on individuals’ requests to exercise their rights, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors, appointing data protection officers, conducting data protection impact assessments, ensuring certain accountability measures are in place and record keeping. Companies that fail to comply with the GDPR may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Although the UK is regarded as a third country under the EU GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. In December 2025, the EC adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on 19 June 2025. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the European Economic Area (EEA) remain free flowing.

In addition, to enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. There are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (“Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). When relying on certain mechanisms, such as the EEA’s standard contractual clauses, companies are required to conduct transfer impact assessments. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Furthermore, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. If we are unable to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

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

Despite implementing security measures, both our internal computer systems and those of our contracted third-party service providers are susceptible to various threats, including cyber-attacks, data breaches, ransomware, social engineering (including phishing), computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The extensive use of mobile devices accessing confidential information further heightens the risks, leading to potential device loss, security incidents, and data breaches that could result in the loss of confidential information and intellectual property. Any system failure, accident, or security breach causing interruptions in our operations may lead to a material disruption in our product development programs and business operations, potentially requiring substantial resources for recovery. For instance, the loss of clinical trial data from completed trials could lead to delays in regulatory approval efforts and significantly increase costs for data recovery or reproduction.

We are exposed to risks stemming from misappropriation, misuse, leakage, falsification, or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees. External parties may attempt to penetrate our systems or induce our employees or those of our vendors to disclose sensitive information. As with other companies in our industry, we face threats to our data and systems, including malicious codes, data breaches, ransomware, social engineering (including phishing), viruses, and cyber-attacks. The increasing number and complexity of these threats over time pose a challenge. A material breach in our security or that of our vendors, contractors, or consultants could harm the market perception of our security measures, resulting in business loss and damage to our reputation and credibility. This could significantly adversely affect our business, financial condition, and results of operations, necessitating substantial amounts of money and resources to repair or replace information systems or networks. Despite our continuous efforts, the possibility of such events occurring cannot be entirely eliminated.

In our endeavor to protect systems storing critical information, we have implemented security measures. However, given their size and complexity and the increasing amounts of information maintained, these systems, including our internal information technology systems and those of third-party entities like CROs, CMOs, contractors, and consultants, remain potentially vulnerable to breakdowns, interruptions, and security breaches. Incidents such as service interruptions, system malfunctions, natural disasters, terrorism, war, telecommunication, and electrical failures, as well as security breaches from inadvertent or intentional actions by employees, contractors, consultants, and other third parties, including cyber-attacks by malicious entities, may compromise our system infrastructure. This could lead to the loss, destruction, alteration, or unauthorized access to our data, including trade secrets, confidential information, intellectual property, proprietary business information, and personal information, or data processed or maintained on our behalf. Such incidents could result in financial, legal, business, and reputational harm.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by Artificial Intelligence (“AI”), telecommunications failures, earthquakes, fire, flood, and other similar threats.

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

We may expend significant resources or fundamentally change our business activities and practices (including our clinical trials) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies.

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

We face risks related to information technology regulatory and compliance requirements.

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

We face the risk of shadow IT and unapproved software use by employees.

Employees or contractors may use unauthorized or unapproved software, cloud services, or personal devices to access, store, or transmit company data, a practice commonly referred to as “Shadow IT”. The use of such unapproved technologies increases security risks, as these applications and services may not adhere to our established cybersecurity and compliance standards. Shadow IT may introduce vulnerabilities, expose sensitive data to unauthorized parties, or lead to misconfigurations that may increase the likelihood of cyberattacks or data breaches. Additionally, unvetted third-party applications may not comply with regulatory requirements, exposing us to compliance violations and potential legal liabilities. Despite our ongoing efforts to monitor and control the use of unauthorized software, we may not be able to eliminate all instances of Shadow IT, which could materially impact our security posture, regulatory compliance, and business operations.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. We expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law – which has entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Furthermore, in the U.S., a number of states have proposed and passed laws regulating various uses and aspects of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors.

We may adopt and integrate generative AI tools into our systems. Our vendors may also incorporate generative AI tools into their offerings, and the providers of these generative AI tools and our use of such tools may not meet existing or rapidly evolving regulatory or industry standards. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Risks Related to Our Reliance on Third Parties

We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control.

As a company, we have limited experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA, the EMA or other comparable foreign regulatory authorities. As a result, we expect to continue to rely on CROs, clinical trial sites, clinical data management organizations and consultants to design, conduct, supervise and monitor our non-clinical studies and clinical trials. We, our CROs, and contractors are required to comply with various regulations, including the FDA’s regulations regarding current Good Clinical Practices (“cGCPs”) which are enforced by regulatory agencies, including the FDA, and comparable foreign regulatory authorities to ensure the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Our expected reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs, contractors, or clinical trial sites fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat non-clinical studies and/or clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action, up to and including, civil and criminal penalties, which would materially adversely affect our business, financial condition and results of operations.

Our CROs and contractors are not our employees, and except for remedies available to us under our agreements with such CROs and contractors, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and non-clinical programs. If our CROs and contractors do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed or reduced. In addition, operations of our CROs and contractors could be affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed, and our operations and financial condition could suffer.

We have less direct control over the conduct, timing, and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and contractors does not relieve us of our regulatory responsibilities.

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

We rely on supply and manufacturing partners for drug supplies for our research and development, non-clinical activities, and clinical activities, and plan to do the same for any commercial supplies of our product candidates.

We rely on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, non-clinical and clinical study drug substance and drug product.and third parties to provide ancillary supplies that may be associated with dosing nomlabofusp in clinical trials and commercially. Furthermore, regulatory requirements for these materials, components and ancillary supplies may be different in different jurisdictions which could affect supply availability and our ability to conduct our clinical trials or supply commercial product. We have not yet manufactured or formulated nomlabofusp or any other product candidate on a full commercial scale and may not be able to do so for any of our product candidates. We will work to develop and optimize our manufacturing process; however, we cannot be sure that the process will result in therapies that are safe, potent or effective. Given our reliance on third parties and the risk of manufacturing commercial scale quantities, our ability to adequately commercially launch and/or supply nomlabofusp could be adversely affected.

We do not own manufacturing facilities or supply sources for such components, non-clinical and clinical study drug substance, product and materials, including devices that may be required for administration, but may develop these capabilities in the future. Adequate sources may be limited and there can be no assurance that our supply of research and development, non-clinical and clinical development of drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or will be of satisfactory quality or continue to be available at acceptable prices. In particular, replacement of any product formulation manufacturer we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. For example, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for drug substance and formulated drug product related to our nomlabofusp clinical program. The drug substance for nomlabofusp is currently manufactured for us by a third-party manufacturer, and the drug product is made at another manufacturer. Our research and development programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs. In addition, because we rely on multiple manufacturers for our nomlabofusp clinical program, and planned commercial activities if nomlabofusp is approved, and termination of our agreements with any of these manufacturers could significantly adversely impact our current and planned operations.

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

We also rely on third parties to store master and working cell banks. We currently have one master cell bank which is stored at two different locations. However, if we should lose the master cell bank at both sites, our manufacturing would be severely impacted by the need to replace the master cell bank, which could materially and adversely affect our business, financial condition and results of operations.

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
•
requirements to cease distribution or to recall batches of our product candidates; and
•
in the event of approval to market and commercialize a product candidate, an inability to successfully further scale up manufacturing capacity and meet commercial demands for our products.

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

Our contract manufacturers may be unable to successfully scale up manufacturing of our product candidate in sufficient quality or quantity in a timely manner, if at all, which may impair the clinical advancement and commercialization of our product candidate.

In order to conduct clinical trials of our product candidate and commercialize our product candidate, if approved, our contract manufacturers need to manufacture them in large quantities. We have no experience manufacturing, or managing third parties in manufacturing, our product candidate in the volumes that will be necessary to support large-scale clinical trials or, if approved, commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality. If our contract manufacturers are unable to successfully scale up the manufacture of our product candidate in sufficient quality and quantity in a timely manner, the development, testing and clinical trials of our product candidate may be delayed or infeasible, and regulatory approval or, if approved, commercial launch and sustained commercialization of our product candidate may be delayed or not obtained, which could significantly harm our business, financial condition and results of operations. Supply sources could be interrupted from time to time and, if interrupted, would disrupt our contract manufacturers’ ability to manufacture our product candidate at the scale required. Our reliance on contract manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our product candidate on a commercial scale, replacement of a manufacturer may be expensive and time consuming and may cause interruptions in the production of our product candidate. A third-party manufacturer may also encounter difficulties in production. These problems may include:

•
failure to comply with strictly enforced federal, state and foreign regulations (including facilities inspections by regulatory authorities) that vary in each country;
•
difficulties with production costs, scale-up and yields;
•
unavailability of raw materials and supplies;
•
insufficient quality control and assurance;
•
shortage of qualified personnel; and
•
lack of capital funding.

If we are unable to meet the clinical or, if approved, commercial supply need for our product candidate, or to do so on commercially reasonable terms, we may not be able to further develop our product candidate, including meeting all regulatory requirements, and commercialize our product candidate successfully.

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

With respect to our patent portfolio, we also in-license from IU United States and E.U. patents and pending non-provisional applications in the United States and certain foreign countries that relate to the composition of nomlabofusp and methods of use, and certain U.S. patents relating to materials and methods of use relating to the development of nomlabofusp. We also own or co-own pending international PCT, foreign and United States non-provisional applications, United States Patents, and United States provisional applications relating to the development of nomlabofusp, including methods of use of nomlabofusp, biomarkers and to our peptide delivery platform technology.

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

Our key patents relating to nomlabofusp, which we license, will expire in 2040 and we will lose our ability to rely upon these patents to prevent competing products from entering the market, which may impair our ability to generate revenue.

We have in-licensed issued United States and EU patents and pending non-provisional patent applications in the United States and certain foreign countries relating to composition of matter for nomlabofusp and methods of use from IU. These United States and EU patents will expire in 2040 at the earliest. Pending applications if issued as patents, would also expire in 2040 at the earliest. We cannot predict whether these patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. When these various patents, if issued, expire, we will be unable to use the patents to try to block others from marketing nomlabofusp in the United States, EU and certain foreign countries.

We own certain United States and foreign non-provisional applications and a United States patent relating to our platform technology. The United States Patent will expire in 2041 at the earliest, and the pending applications, if issued as patents, would be expected to expire in 2041. We cannot predict whether these provisional applications and non-provisional patent applications will issue as patents in any particular jurisdiction, or whether the claims of any issued patents will provide sufficient protection from competitors or third parties for potential product candidates. When these various patents expire, we will be unable to use the patents to try to block others from marketing products pertaining to our platform technology.

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

We have an exclusive license with IU, pursuant to which we exclusively license certain patent rights relating to nomlabofusp and its use for the treatment of mitochondrial diseases, on a worldwide basis. We have a past license with WFUHS in which we exclusively licensed certain patent rights for patents now expired.

Our license agreement with IU impose, and we expect our future license agreements will impose, various development, diligence, commercialization, and other obligations on us in order to maintain the licenses. In spite of our efforts, IU, or a future licensor might conclude that we have materially breached our obligations under such license agreement and seek to terminate the license agreement, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of nomlabofusp. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Our previous in-licensed patent rights from WFUHS were funded in part by the U.S. government and were therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to

U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

Depending upon the timing, duration and specifics of development and FDA marketing approval of nomlabofusp or our other potential product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain a patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues, business, financial condition and results of operations could be materially adversely affected.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The Leahy Smith America Invents Act (“the Leahy Smith Act”) enacted in September 2011, brought significant changes to the U.S. patent law system. These include provisions that affect the way patent applications are prosecuted and may affect patent litigation. The United States Patent Office continues to develop and implement new regulations and procedures to govern administration of the Leahy Smith Act, and many of the substantive changes to patent law associated with the Leahy Smith Act became effective on March 16, 2013. The Leahy Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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
•
geopolitical tension, including the potential impact of ongoing conflict of the current conflict in the Middle East (including any further escalation or expansion) and the ongoing conflict between Russia and Ukraine;
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

Entities affiliated with Deerfield Management Company beneficially own or control approximately 36.8% of our outstanding common stock (assuming no exercise of outstanding options and no conversion of Series A Convertible Preferred Stock) as of December 31, 2025. Accordingly, such entities have substantial influence over the outcome of a corporate action by us requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit our other stockholders.

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

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair a stockholders ability to sell or purchase shares of common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow the common stock to become listed again, stabilize the market price or improve the liquidity of the common stock, prevent the common stock from dropping below the Nasdaq minimum bid price requirement or prevent future noncompliance with Nasdaq’s listing requirements.

General Risk Factors

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to new compliance matters.

The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the listing requirements of Nasdaq on which our securities are listed. These rules require the maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and strong corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Our results of operations could be adversely affected by general conditions in the global economy, geopolitical events and general conditions in the global financial markets. A severe or prolonged economic downturn due to geopolitical tension resulting from ongoing conflict between Russia and Ukraine and the current conflict in the Middle East (including further escalation or expansion) or other factors could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the Federal Deposit Insurance Corporation. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

Our Director of Information Technology, assisted by our information technology managed services provider and other third party service providers, leads the Company’s cybersecurity risk management processes. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods in certain contexts, including, manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing threat intelligence reports and feeds, conducting scans of certain environments, and other tests.

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

Our assessment and management of risks from cybersecurity threats are part of the Company’s overall risk management processes. Our Director of Information Technology works with management to prioritize our risk management processes and the mitigation of cybersecurity threats.

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

We have processes designed to escalate certain cybersecurity matters, including incidents, to members of management depending on the circumstances, including our Vice President Legal and Compliance, Vice President Finance and Administration, Vice President - Controller, Chief Financial Officer and Director of Information Technology. In addition, the Company’s incident response policy includes a process for reporting to the audit committee of the board of directors for certain cybersecurity incidents.

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

We are party to an operating lease for approximately 8,104 square feet of office space in Bala Cynwyd, Pennsylvania that serves as our corporate office. On November 24, 2025, we entered into a lease for an additional 7,107 square footage of office space through January 31, 2030 at our Bala Cynwyd Pennsylvania location and extended the term of all our other Bala Cynwyd space through January 31, 2030. We expect to occupy the additional 7,107 of additional office space when renovations are complete, which is expected to be around April 1, 2026.

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

Holders

As of March 19, 2026, we had approximately ___ record holders of our common stock.

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using our novel cell penetrating peptide (“CPP”) technology platform. Our lead product candidate, nomlabofusp, is a subcutaneously administered, recombinant fusion protein intended to deliver frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich's ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality. Currently, there are no treatment options that address the core deficit of FA, low levels of FXN. Nomlabofusp represents the first potential therapy designed to systemically increase FXN levels in patients with FA.

We believe that our CPP platform, which enables a therapeutic molecule to cross a cell membrane in order to reach intracellular targets, also has the potential to enable the treatment of other rare and orphan diseases. We intend to use our proprietary platform to target additional orphan indications characterized by deficiencies in or alterations of intracellular content or activity.

Since our inception, we have devoted substantially all of our resources to developing nomlabofusp, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, raising capital, developing sales and marketing capacities, and providing general and administrative support for such operations.

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $136.9 million. In February 2026, we raised net proceeds of approximately $107.6 million in an underwritten public offering of common stock. We anticipate the $107.6 million in net proceeds, together with $136.9 million of cash will fund operations into the second quarter of 2027.

Nomlabofusp Program Update

We have Orphan Drug Designation, Fast Track Designation, Pediatric Rare Disease Designation and Breakthrough Therapy Designation from the FDA and have been granted orphan drug designation and access to the European Medicines Agency’s (“EMA’s”) Priority Medicines Program (“PRIME”) scheme in the European Union (the “EU”). We have also received access in the United Kingdom (the “UK”) to the Medicines and Healthcare Regulatory Agency’s (“MHRA”) Innovative Licensing and Access Pathway (“ILAP”). These programs are designed to facilitate development of certain therapeutics such as those for rare and serious diseases, and those that have the potential to meet an unmet medical need.

The FDA’s Center for Drug Evaluation and Research selected nomlabofusp as one of a few drug development programs for participation in the Support for Clinical Trials Advancing Rare Disease Therapeutics (“START”) Pilot Program. The objective of the program is to accelerate the development of drugs for rare diseases that lead to significant disability or death by facilitating frequent advice and regular communication with the FDA staff to expedite the review process of biologics and drugs.

We have engaged in multiple discussions and interactions with the FDA in connection with our clinical development of nomlabofusp and communications remain ongoing. We have also had numerous interactions with the EMA, the MHRA, and Canada’s Health Canada regarding the clinical development of nomlabofusp.

We have completed four clinical studies: (i) two Phase 1 clinical studies in adults, (ii) a Phase 2 dose exploration study in adults and (iii) a Phase 1 pharmacokinetic (“PK”) run-in study in adolescents (12-17 years old). We currently have an ongoing open label (“OL”) study (previously referred to as the Open Label Extension, (“OLE”) study) in adults and adolescents with FA.

Recent significant developments are as follows:

•
In December 2024, we reported initial data from our ongoing OL study. This data included safety, FXN levels, clinical and PK data in 14 participants administered 25 mg nomlabofusp daily for up to 260 days (mean 99 days). Tissue FXN levels increased and were maintained at day 90 and there were early trends towards improvement in clinical outcomes observed at day 90. The most common adverse events were injection site reactions and two participants experienced serious adverse events (one seizure and one anaphylactic reaction) that resolved within 24 hours and they were withdrawn from the study. Also in December 2024, we announced that we were increasing the dose in the OL study to 50 mg of nomlabofusp daily for then currently enrolled participants and would be starting all new patients on 50 mg daily and in March 2025 we announced that all participants had transitioned to the 50 mg daily dose. In March 2025 we also announced that our Safety Monitoring Team had identified anaphylaxis as an adverse drug reaction likely associated with nomlabofusp.
•
In January 2025, we initiated dosing of adolescents (12-17 years old) in a PK run-in study for pediatric patients with FA. Study participants in the PK run-in study were randomized 2:1 to receive either nomlabofusp at a weight-base dose expected to match the PK of adults receiving the 50 mg dose, or placebo, daily for seven days. We completed dosing in 14 adolescents in March 2025. The PK and exposure data were similar to adults and the participants became eligible to enroll in the OL study. The PK results from the adolescent cohort also supported the predictive value of our exposure modeling and will facilitate direct enrollment of children (2-11 years old) into the OL study which would eliminate any pause in study drug administration between the PK study and the OL study. Therefore, it was not necessary to perform a cohort for children in the PK study and we terminated the study. We are now planning to initiate enrollment of children directly into the ongoing OL study.
•
In February 2025, the FDA accepted the data supporting the comparability of the lyophilized drug product to the frozen solution and agreed with our plans to introduce the lyophilized product into our clinical development program. In July 2025, we began introducing the lyophilized product formulation into the OL study. This is the formulation intended for commercialization.
•
In March 2025, we announced that the FDA stated as part of the START Pilot Program, that it is open to considering the use of FXN concentration as a reasonably likely surrogate endpoint (“RLSE”) and the acceptability of FXN concentration as an RLSE to support accelerated approval will be a matter of review in a future marketing application. The FDA recommended focusing on assessments of skin FXN concentrations rather than buccal FXN concentrations due to more consistent sampling and less variability. The FDA acknowledged that data we submitted appeared to support a relationship between increased FXN concentrations in skin and relevant tissues such as the heart, dorsal root ganglion and skeletal muscle. The FDA also acknowledged that the nonclinical studies we submitted were performed at relevant human doses. The FDA also suggested that we consider exploring the relationship between increases in FXN in skin and changes in pharmacodynamic (“PD”) markers such as lipid profiles and/or clinical measures to provide additional support for the use of FXN as an RLSE.
•
In June 2025, the FDA provided recommendations regarding the safety data set that might be needed to support a Biologics License Application.(“BLA”) seeking accelerated approval, which included evaluating safety in at least 30 participants with continuous study drug exposure for six months and a subset of at least 10 of those participants with continuous study drug exposure for one year, with the large majority of data coming from participants receiving the 50 mg dose.
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
•
In September 2025, we announced positive 25 mg and 50 mg data from the OL study evaluating daily subcutaneous injections of nomlabofusp self-administered or administered by a caregiver in participants with FA. Ten out of 10 participants with data at six months achieved skin FXN levels that were higher than 50% of median levels in healthy volunteers and similar to levels expected in asymptomatic carriers. We also observed consistent directional improvements across four key clinical outcomes relative to a worsening in a Friedreich's Ataxia Clinical Outcomes Measure study (“FACOMS”) natural history study reference population. In participants receiving long term continuous treatment, including 14 participants on nomlabofusp for at least six months, eight of whom continued to be on nomlabofusp for over one year, daily administration of nomlabofusp was generally well-tolerated. Anaphylaxis was reported in seven participants, with most events occurring on the initial day of administration and all occurring within the first 6 weeks of dosing and all were withdrawn from the OL study. As a result, we consulted experts and decided to modify the starting dose regimen and the FDA agreed with our approach. The most common adverse events continued to be local injection site reactions that are mostly mild, brief in duration and self-limited.
•
In September 2025 we also announced that we amended the previous OLE study protocol (which had only included participants from previous clinical trials of nomlabofusp) to include adolescent and adult patients who have not previously participated in a prior nomlabofusp study and the study is now being referred to as the OL study. In addition to risk mitigation measures against anaphylaxis that are already in place such as pre-medicating with antihistamines and supplying epinephrine auto-injectors to study participants, we introduced a new dosing regimen in which participants initially receive a 5 mg dose followed by a 25 mg dose one hour later under observation. Nomlabofusp 25 mg is then administered once daily through day 30 and then the dose is increased to 50 mg once daily.
•
In February 2026, the FDA granted the nomlabofusp program Breakthrough Therapy Designation (“BTD”). BTD is intended to expedite the development and regulatory review of a drug intended to treat a serious condition. A drug is eligible for BTD if preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available treatments in one or more clinically significant endpoints.
•
Also in February 2026, as a result of a START pilot program meeting with the FDA, we announced continued alignment with the FDA to consider the use of skin FXN as a novel surrogate endpoint reasonably likely to predict clinical benefit to support a planned Biologics License Application (“BLA”) submission seeking accelerated approval and that the use of FXN as a novel surrogate endpoint to support accelerated approval. There was also agreement on the type of analyses required to support the exposure response relationships for the nomlabofusp program. The FDA stated that the adequacy of the safety database will be a matter of review at the time of BLA submission.

We plan to provide topline study data from our OL study in the second quarter of 2026 and we plan to submit a BLA seeking accelerated approval in June 2026.

For our global confirmatory Phase 3 study, we are planning sites in the U.S., E.U., U.K., Canada and Australia. We have obtained feedback from both the FDA and the EMA on the study protocol. Our clinical trial application was recently approved by Canada Health Authorities and now will undergo Ethics Committee review. We have also filed our CTIS application with the EMA and it is currently under review by France Health Authorities. Submission to the U.K. regulatory authorities is expected to follow soon. We plan to initiate screening in the U.S.for the study in the second quarter of 2026, with dosing of the first patient expected in mid-2026.

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

In May 2024, we entered into a Sales Agreement (“ATM Agreement”) with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program providing for the sale of up to an aggregate of $100 million of shares of our common stock from time to time. To date, we have made no sales under the ATM agreement.

In July 2025, we completed an underwritten public offering in which we issued and sold 21,562,500 shares of our common stock, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $3.20 per share. We received net proceeds of approximately $65.0 million, after deducting underwriting discounts, commissions, and other offering expenses.

In February 2026, we completed an underwritten public offering in which we issued and sold 23,000,000 shares of our common stock, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $5.00 per share. We received net proceeds of approximately $107.6 million, after deducting underwriting discounts, commissions, and other offering expenses.

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

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies, and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly, are considered an area of significant judgment and management’s review of manufacturing, non-clinical, and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel, and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. We expect to increase our investment in research and development in order to advance nomlabofusp through additional clinical trials. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future as we pursue clinical development including manufacturing activities of nomlabofusp and/or any other product candidates we develop.

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

In January 2025, our Board of Directors (“Board”) approved the issuance of an aggregate of 200,000 performance-based restricted stock units (“PSUs”) under the 2020 Plan to our executive officers (the “January 2025 PSU Awards”). The Board established specified performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to vesting of the January 2025 PSU Awards. As of December 31, 2025, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement for accounting purposes and no stock-based compensation expense was recognized for the twelve months ended December 31, 2025.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, costs related to our executive, finance, commercial, information technology, and costs related to other administrative functions. General and administrative expenses also include insurance expenses and professional fees for auditing, commercial readiness costs, tax, and legal services, including legal expenses to pursue patent protection for our intellectual property and related costs. We expect that our general and administrative expenses will increase in the foreseeable future as we hire additional employees to implement, improve, and scale our operational, financial, commercial and management systems.

Results of Operations

The following commentary is a discussion and analysis of our financial condition as of December 31, 2025 and results of operations and cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024 and should be read in conjunction with the consolidated financial statements and accompanying notes.

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$154,224	$73,278	$80,946
General and administrative	18,273	17,612	661
Total operating expenses	172,497	90,890	81,607
Loss from operations	(172,497)	(90,890)	(81,607)
Other income (expense), net	6,824	10,286	(3,462)
Net loss	$(165,673)	$(80,604)	$(85,069)

Research and development expenses

Research and development expenses for the twelve months ended December 31, 2025 increased $80.9 million compared to the twelve months ended December 31, 2024. The rise in research and development expenses was primarily driven by an increase of $63.3 million in nomlabofusp manufacturing costs, including process performance qualification and commercialization scale up activities, an increase of $6.3 million in costs associated with ongoing clinical studies, an increase of $5.9 million in professional consulting fees for quality, clinical, and regulatory activities, an increase of $4.3 million in personnel expense primarily due to increased headcount, and an increase of $2.1 million in non-clinical costs related to assay development and drug development.

General and administrative expenses

General and administrative expenses for the twelve months ended December 31, 2025 increased $0.7 million compared to the twelve months ended December 31, 2024. This increase was primarily attributable to an increase of $1.2 million in personnel expense driven by increased headcount and an increase of $0.9 million in professional consulting fees primarily related to ongoing and increasing pre-commercial activities, partially offset by a decrease in non-cash stock compensation expense.

Other income, net

Other income, net was $6.8 million of income in the twelve months ended December 31, 2025 compared to $10.3 million in the twelve months ended December 31, 2024. The decrease was primarily driven by lower interest and accretion income due to lower interest yields and lower average investable cash, cash equivalents, and marketable securities balances.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have devoted substantially all of our resources to developing nomlabofusp, developing third-party manufacturing capabilities, building our intellectual property portfolio, business planning, capital raising, and providing general and administrative support for such operations.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(113,201)	$(70,760)
Net cash provided by (used in) investing activities	100,309	(85,387)
Net cash provided by financing activities	65,086	161,883
Net increase in cash, cash equivalents and restricted cash	$52,194	$5,736

Net cash used in operating activities

During the year ended December 31, 2025, net operating activities used $113.2 million of cash, resulting from our net loss of $165.7 million, adjusted for noncash expenses of $5.4 million, and changes in our operating assets and liabilities provided cash of $47.1 million. Our net loss was attributed to operating expenses of $172.5 million, offset by other income (net) of $6.8 million. The change in operating assets and liabilities was primarily due to an increase in accounts payable, an increase in accrued expenses related to nomlabofusp manufacturing and offset by an increase in prepaid assets, all sources of cash associated with increasing expenditures and development activity.

During the year ended December 31, 2024, operating activities used $70.8 million of cash, resulting from our net loss of $80.6 million, adjusted for noncash expenses of $3.7 million, and changes in our operating assets and liabilities resulting in a use of cash of $6.2 million. Our net loss was attributed to operating expenses of $90.9 million, offset by other income (net) of $10.3 million. The change in operating assets and liabilities was a net source of cash primarily due to increases in accounts payable and accrued expenses partially offset by a decrease in prepaid assets.

Net cash provided by (used in) investing activities

During the year ended December 31, 2025, investing activities were a source of $100.3 million of net cash, resulting from $184.0 million of maturities of marketable securities, which was offset by purchases of $83.6 million in marketable securities.

During the year ended December 31, 2024, investing activities used $85.4 million of net cash, resulting from purchases of $227.9 million in marketable securities, which was offset by $143.0 million of maturities of marketable securities.

Net cash provided by financing activities

During the year ended December 31, 2025, financing activities provided $65.1 million of cash primarily from an offering of common stock.

During the year ended December 31, 2024, financing activities provided $161.9 million of cash primarily from an offering of common stock.

Operating Capital Requirements

We have not yet commercialized any products.

We have to date incurred net losses. We incurred net losses of approximately $165.7 million and $80.6 million for the twelve months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $434.8 million and a cash, cash equivalents and marketable securities balance of $136.9 million, excluding restricted cash of $0.6 million.

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

In July 2025, we sold 21,562,500 shares of our common stock, after deducting underwriters' discounts, commissions and other offering expenses and received net proceeds of approximately $65.0 million, after deducting underwriting discounts, commissions, and other offering expenses.

In February 2026, we completed an underwritten public offering in which we issued and sold 23,000,000 shares of our common stock, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $5.00 per share. We received net proceeds of approximately $107.6 million, after deducting underwriting discounts, commissions, and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities of $136.9 million as of December 31, 2025, together with the $107.6 million of net proceeds from our February 2026 public offering of common stock will fund operations into the second quarter of 2027. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we could seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

There can be no assurance that, if required, we would be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. We could also be required to seek funds through arrangements with collaborative partners, strategic alliances or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, bank instability and the ability of the U.S. government to manage federal debt limits, as well as the potential impact of health crises on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

If we are required to obtain sufficient funding, but are unable to do so, when needed and/or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion and/or pre commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the year ended December 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the fourth quarter of the fiscal year ended December 31, 2025, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent accounting firm is PricewaterhouseCoopers LLP, Philadelphia, Pennsylvania, USA, PCAOB Auditor ID: 238.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

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

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36510) filed on December 17, 2025).

3.7

Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36510) filed on January 22, 2026).

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

10.4	Non-Qualified Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 14, 2024).

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

10.15

Second Amendment to License Agreement, by and between the Company and The Trustees of Indiana University, effective as of May 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

10.16

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
10.18

Lease, dated as of August 8, 2019, by and between Larimar Therapeutics, Inc. and Bala Plaza Property, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on March 14, 2024).

10.19

First Amendment to Lease, dated as of March 9, 2023, by and between the Company and Bala Plaza Property, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 14, 2024).

10.20+

Commercial Lease by and between the Company and Shigo Center Plaza Owner, LLC dated as of February 12, 2019 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2019).

10.21+

Sublease, dated October 27, 2020 by and between the Company and Massachusetts Municipal Association, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2020).

10.22+

Master Services Agreement, dated as of September 20, 2017, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.23+

First Amendment to Master Services Agreement, dated as of November 9, 2018, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.24+

Second Amendment to Master Services Agreement, dated as of September 20, 2022, by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 14, 2023)

10.25

Sales Agreement, dated as of May 9, 2024, by and between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024).

10.26

Exchange Agreement, dated December 16, 2025, by and between Larimar Therapeutics, Inc. and the Stockholder named therein (incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K filed on December 17, 2025).

10.27

Exchange Agreement, dated January 21, 2026, by and between Larimar Therapeutics, Inc. and the Stockholder named therein (incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K filed on January 22, 2026).

19.1^	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on March 24, 2025).
21.1*	Subsidiaries of Larimar Therapeutics, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.
32.1**	Section 1350 certification of the Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Larimar Therapeutics. Inc.’s Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed on March 14, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date

/s/ Carole S. Ben-Maimon, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2026
Carole S. Ben-Maimon, M.D.

/s/ Michael Celano	Chief Financial Officer (principal financial and accounting officer)	March 19, 2026
Michael Celano

/s/ Joseph Truitt	Chairman, Board of Directors	March 19, 2026
Joseph Truitt

/s/ Thomas E. Hamilton	Director	March 19, 2026
Thomas E. Hamilton

/s/ Jonathan Leff	Director	March 19, 2026
Jonathan Leff

/s/ Jeffrey W. Sherman, M.D., FACP	Director	March 19, 2026
Jeffrey W. Sherman, M.D., FACP

/s/ Frank E. Thomas	Director	March 19, 2026
Frank E. Thomas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Larimar Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Larimar Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations. Management’s evaluation of the events and conditions related to this matter are also described in Note 1.

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

Accrued Research and Development Expenses

As described in Notes 2 and 6 to the consolidated financial statements, the Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its key service providers. Within accrued expenses, total accrued research and development expenses amounted to $53.9 million as of December 31, 2025. Management’s process involves reviewing open contracts and purchase orders, communicating with personnel and outside vendors to identify services that have been performed, and estimating the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not been received.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures also included, among others; (i) testing management’s process for estimating accrued research and development expenses; (ii) evaluating the appropriateness of the method used by management to develop the estimate; (iii) testing the completeness and accuracy of the data used by management to develop the estimates related to the level of service performed and the associated costs incurred for the services when invoices or other notification of actual costs have not yet been received, on a sample basis; (iv) evaluating the reasonableness of the estimated costs incurred for the services which have not been invoiced or other notification of actual costs have not yet been received, on a sample basis, by tracing to underlying supporting documentation, such as underlying contracts, invoices, and confirmations received from certain third party service vendors, where applicable; and (v) testing a selection of invoices received by the Company subsequent to December 31, 2025.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 19, 2026

We have served as the Company’s auditor since 2020.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$85,412	$33,218
Short-term marketable securities	51,440	150,236
Prepaid expenses and other current assets	5,170	11,850
Total current assets	142,022	195,304
Property and equipment, net	622	881
Operating lease right-of-use assets	2,069	2,838
Restricted cash	606	606
Other assets	523	596
Total assets	$145,842	$200,225
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,216	$2,424
Accrued expenses	58,474	20,872
Operating lease liabilities, current	1,105	1,060
Total current liabilities	64,795	24,356
Operating lease liabilities	2,962	4,057
Total liabilities	67,757	28,413
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 250,000 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 83,090,392 and 63,815,065 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	83	64
Additional paid-in capital	512,779	440,758
Accumulated deficit	(434,831)	(269,158)
Accumulated other comprehensive gain	54	148
Total stockholders’ equity	78,085	171,812
Total liabilities and stockholders’ equity	$145,842	$200,225

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$154,224	$73,278
General and administrative	18,273	17,612
Total operating expenses	172,497	90,890
Loss from operations	(172,497)	(90,890)
Other income, net	6,824	10,286
Net loss	$(165,673)	$(80,604)

Comprehensive loss:
Net loss	$(165,673)	$(80,604)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(94)	67
Total other comprehensive gain (loss)	(94)	67
Total comprehensive loss	$(165,767)	$(80,537)

Basic and diluted net loss per share
Common stock	$(2.27)	$(1.32)
Preferred stock	$(1.19)	—
Weighted-average shares used in computing basic and diluted net loss per share
Common stock	72,947,927	61,256,084
Preferred stock	250,000	—

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2024	—	—	63,815,065	$64	$440,758	$(269,158)	$148	$171,812
Issuance of common stock, net	—	—	21,562,500	22	65,014	—	—	65,036
Issuance of Series A preferred stock in exchange for common stock	250,000	—	(2,500,000)	(3)	3	—	—	—
Vesting of restricted stock units, net of employee tax obligations	—	—	212,827	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,004	—	—	7,004
Unrealized loss on marketable debt securities	—	—	—	—	—	—	(94)	(94)
Net Loss	—	—	—	—	—	(165,673)	—	(165,673)
Balances as of December 31, 2025	250,000	—	83,090,392	$83	$512,779	$(434,831)	$54	$78,085

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CONT.)

(In thousands, except share data)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Gain	Equity
Balances as of December 31, 2023	—	—	43,909,069	$43	$270,150	$(188,554)	$81	$81,720
Issuance of common stock, net	—	—	19,736,842	20	161,736	—	—	161,756
Vesting of restricted stock units	—	—	153,750	1	(1)	—	—	—
Exercise of stock options	—	—	15,404	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	8,796	—	—	8,796
Unrealized gain on marketable securities	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(80,604)	—	(80,604)
Balances as of December 31, 2024	—	—	63,815,065	$64	$440,758	$(269,158)	$148	$171,812

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(165,673)	$(80,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,004	8,796
Lease expense	(281)	(189)
Depreciation expense	350	318
Amortization of premium on marketable securities	(1,698)	(5,256)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,680	(8,465)
Accounts payable	2,792	1,141
Accrued expenses	37,552	13,436
Other assets	73	63
Net cash used in operating activities	(113,201)	(70,760)
Investing activities:
Purchases of property and equipment	(91)	(515)
Purchases of marketable securities	(83,600)	(227,872)
Maturities of marketable securities	184,000	143,000
Net cash provided by (used in) investing activities	100,309	(85,387)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	65,086	161,806
Proceeds from exercise of stock options and warrants	—	77
Net cash provided by financing activities	65,086	161,883
Net increase in cash, cash equivalents and restricted cash	52,194	5,736
Cash, cash equivalents and restricted cash at beginning of period	33,824	28,088
Cash, cash equivalents and restricted cash at end of period	$86,018	$33,824
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expense	$100	$50
Leased assets obtained in exchange for new operating lease liabilities	$—	$465

The accompanying notes are an integral part of these consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business, Basis of Presentation and Liquidity and Capital Resources

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, nomlabofusp is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich’s ataxia (“FA”). FA is a rare, progressive and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

Basis of Presentation

The consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with U. S. Generally Accepted Accounting Principles (“GAAP”).

Liquidity and Capital Resources

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $165.7 million and $80.6 million for the years ended December 31, 2025, and 2024, respectively, and cash flow used in operations of $113.2 million and $70.8 million for the years ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025, the Company had an accumulated deficit of $434.8 million. The Company expects to continue to generate operating losses for the foreseeable future. As of December 31, 2025, the Company had approximately $136.9 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

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

In July 2025, the Company sold 21,562,500 shares of its common stock in an underwritten public offering at a price of $3.20 per share and received net proceeds of approximately $65.0 million.

In February 2026, the Company sold 23,000,000 shares of its common stock in an underwritten public offering at a price of $5.00 per share. and received net proceeds of approximately $107.6 million.

In accordance with Accounting Standards Codification (“ASC”) 205, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities together with the net proceeds of its February 2026 underwritten public offering will be sufficient to fund its forecasted operating expenses and capital expenditure requirements into the second quarter of 2027.

The Company has not yet commercialized any products and its ability to commercialize nomlabofusp is dependent on receiving regulatory approval in the United States and/or other countries. The Company expects that its research and development, general and administrative and commercial expenses will continue to increase and, as a result, that it may need additional capital to fund its future operating and capital requirements. Unless and until the Company can generate substantial revenue, management continuously evaluates different strategies to obtain the required funding for future operations. These strategies include seeking additional funding through a combination of public or private equity offerings, debt or royalty financings, collaborations and licensing arrangements, strategic partnerships with pharmaceutical and/or larger biotechnology companies, or other sources. The incurrence of indebtedness would result in increased payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights, minimum required cash balances and other operating restrictions that could adversely impact the Company's ability to conduct its business. Any additional fundraising efforts may divert the Company's management from their day-to-day activities, which may adversely affect its ability to develop and commercialize its product candidates.

There can be no assurance that the Company would be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, tariff or trade protection measures that have been or may in the future be imposed by the U.S. or other countries, and bank instability and the ability of the U.S. government to manage federal debt limits as well as the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

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

The Company is highly dependent on third-party manufacturers to supply products for research and development activities in its programs, to scale and optimize their manufacturing processes and, ultimately, to provide commercial supply. The Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for drug substance and formulated drugs related to these programs. The drug substance which is in frozen liquid form for nomlabofusp is currently manufactured for the Company by a third-party manufacturer, and the frozen liquid form of drug product is made at another manufacturer. The Company is utilizing a different third manufacturer to produce a lyophilized version of the drug product from the same drug substance that the company is currently using in its ongoing clinical trial and plans, to use in certain of its future planned clinical trials. The Company’s research and development programs and planned commercialization activities could be adversely affected by a significant interruption in these manufacturing services or in the supply of drug substance and formulated drugs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2025 and 2024.

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

Research and Development Accruals

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company is managed on a consolidated basis and has one operating and reportable segment related to the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies, primarily nomlabofusp, the Company's life science segment. The Company’s chief operating decision maker (“CODM”) is the Company's chief executive officer (“CEO”).

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

The table below summarizes the significant expense categories regularly provided to the CODM for the twelve months ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Operating expenses:
Technical operations	$112,162	$44,805
Development (a)	36,368	24,361
Nomlabofusp support	5,694	4,112
General and administrative (b)	15,194	15,944
Commercial (c)	3,079	1,668
Total operating expenses	$172,497	$90,890
Other income, net	(6,824)	(10,286)
Net loss	$(165,673)	$(80,604)

(a)
Development expenses include research and development related stock compensation expense of approximately $3.5 million and $4.1 million for the twelve months ended December 31, 2025 and 2024, respectively.
(b)
General and administrative expenses include general and administrative related stock compensation expense of approximately $3.5 million and $4.7 million for the twelve months ended December 31, 2025 and 2024, respectively.
(c)
Commercial expenses relate to commercial readiness activities.

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

Comprehensive Gain (Loss)

Comprehensive gain (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and 2024, the Company’s only element of other comprehensive gain (loss) was unrealized gain (loss) on marketable securities.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. The Company adopted ASU No. 2023-09 effective December 31, 2025, on a prospective basis, the impact of which is limited to additional income tax disclosures in the notes to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3.
Fair Value Measurements and Cash Equivalents/Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 are measured in accordance with the standards of ASC 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2025 and 2024 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2025 and 2024:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2025
Cash equivalents:
Money market funds invested in government securities	$78,930	$78,930	$—	$—
Total cash equivalents	78,930	78,930	—	—

Marketable securities:
U.S. Government securities	51,440	—	51,440	—
Total marketable securities	51,440	—	51,440	—
Total cash equivalents and marketable securities	$130,370	$78,930	$51,440	$—

December 31, 2024
Cash equivalents:
Money market funds invested in government securities	$26,702	$26,702	$—	$—
Total cash equivalents	26,702	26,702	—	—

Marketable securities:
U.S. Treasury Bills	2,947	2,947	—	—
U.S. Government securities	147,289	—	147,289	—
Total marketable securities	150,236	2,947	147,289	—
Total cash equivalents and marketable securities	$176,938	$29,649	$147,289	$—

The accrued interest receivable related to the Company’s investments was $0.7 million and $1.1 million as of December 31, 2025 and 2024, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

As of December 31, 2025, the unrealized loss for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of December 31, 2025 and 2024, no allowances for credit losses for the Company’s investments were recorded. During the twelve months ended December 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of December 31, 2025 and 2024, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills and U.S. government and agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 360 days or less.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2025 and 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2025
Assets:
U.S. Government securities	$51,386	$54	$—	$51,440
Total marketable securities	$51,386	$54	$—	$51,440

December 31, 2024
Assets:
U.S. Treasury Bills	$2,945	$2	$—	$2,947
U.S. Government securities	147,143	166	(20)	147,289
Total marketable securities	$150,088	$168	$(20)	$150,236

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Prepaid research and development expenses	$3,666	$9,780
Interest receivable	747	1,054
Prepaid insurance	504	499
Other prepaid expenses and other assets	253	517
Total prepaid expense and other assets	$5,170	$11,850

5.
Fixed Assets

Fixed assets, net consisted of the following:

		December 31,	December 31,
	Useful Life	2025	2024
		(in thousands)
Computer equipment	5 years	$130	$117
Lab equipment	5 years	1,737	1,707
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	93	45
Total fixed assets		2,515	2,424
Less: Accumulated depreciation		(1,893)	(1,543)
Total fixed assets, net		$622	$881

Depreciation expense was $0.3 million for the years ended December 31, 2025 and 2024, respectively. In addition, for the years ended December 31, 2025 and 2024, respectively, there was less than $0.1 million and $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Accrued research and development expenses	$53,914	$17,057
Accrued payroll and related expenses	3,783	3,254
Accrued other	777	561
Total accrued expense	$58,474	$20,872

7.
Stockholders’ Equity and Stock Options

Common Stock

As of December 31, 2025, the Company’s Amended and Restated Certificate of Incorporation, authorized the Company to issue up to 115,000,000 shares of $0.001 par value common stock, of which 83,090,392 shares were issued and outstanding, and up to 5,000,000 shares of $0.001 par value undesignated preferred stock, of which 250,000 shares were issued and outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

In July 2025, the Company sold 21,562,500 shares of its common stock in an underwritten public offering at a price of $3.20 per share and received net proceeds of approximately $65.0 million.

In February 2026, the Company sold 115,000,000 shares of its common stock in an underwritten public offering at a price of $5.00 per share and received net proceeds of approximately $107.6 million.

ATM Agreement

In May 2024, the Company entered into a sales agreement (the "ATM Agreement") with Guggenheim Securities, LLC in connection with the establishment of an “at-the-market” offering program under which the Company could sell up to an aggregate of $100 million of shares of common stock (the “ATM Shares”) from time to time. To date, no sales of common stock have been made under this ATM Agreement.

Preferred Stock

In December 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Blue Owl Healthcare Opportunities IV Public Investments LP (the “Stockholder”) pursuant to which the Stockholder exchanged 2,500,000 shares of the Company’s common stock for 250,000 shares of newly designated Series A convertible preferred stock of par value $0.001 per share ( the “Series A Preferred Stock”). In January 2026, the Stockholder exchanged an additional 2,500,000 shares of the Company’s common stock for an additional 250,000 shares of Series A convertible preferred stock.

Each share of the Series A Preferred Stock will be convertible into ten shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting preferred stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock more than 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series A Preferred Stock. Holders of the Series A Preferred Stock are permitted to increase this percentage to an amount not to exceed 19.99% upon 60 days’ notice.

Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding preferred stock will be required to amend the terms of the preferred stock. In the event of the Company’s liquidation, dissolution or winding up, holders of series A preferred stock will participate pari passu with any distribution of proceeds to holders of common stock, calculated on an as-converted basis. Holders of preferred stock are entitled to receive when, as, and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of series A Preferred Stock are otherwise not entitled to dividends.

The Series A Preferred Stock ranks on parity with the common stock and any class or series of capital stock of the Company created specifically ranking by its terms on parity with the preferred stock. Additionally, it ranks senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to the preferred stock and junior to any class or series of capital stock of Larimar created specifically ranking by its terms senior to any preferred stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaced the predecessor plans (the “Prior Plans”) that the Company assumed following its merger with Zafgen in May 2020. Options outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the Prior Plans. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

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

The maximum number of shares that may be issued in respect of any awards under the 2020 Plan is the sum of: (i) 1,700,000 shares plus (ii) an annual increase on January 1, 2021 and each anniversary of such date thereafter through January 1, 2030, equal to the lesser of (A) 4% of the shares issued and outstanding on the last day of the immediately preceding fiscal year, or (B) such smaller number of shares as determined by the Board (collectively, the “Plan Limit”). The maximum aggregate number of shares that may be issued in respect of incentive stock options under the 2020 Plan is 8,000,000.

As permitted by the 2020 Plan, the Company added 3,323,616 and 2,552,603 shares available for grant to the 2020 Plan on January 1, 2026 and January 1, 2025, respectively, which has increased the maximum number of shares of common stock that may be issued under the 2020 Plan to 3,889,418 shares as of January 1, 2026.

During the twelve months ended December 31, 2025 and 2024, options to purchase 1,333 and 1,242, respectively, issued under the Prior Plans were canceled and became available for grant under the 2020 Plan. In addition, as of December 31, 2025, 565,802 shares of common stock were available for grant under the 2020 Plan.

Stock Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees:

December 31,
2025
Risk-free interest rate	4.43%
Expected term (in years)	6.22
Expected volatility	94%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company's stock option activity under the Company's 2020 Plan as well as inducement grants outside of the 2020 Plan for the twelve months ended December 31, 2025 :

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Term	Value (a)
	Shares	(per share)	(in years)	(in millions)
Outstanding as of December 31, 2024	6,436,387	$7.78	7.6
Options granted	2,437,337	3.33
Options forfeited/expired	(337,952)	7.70
Outstanding as of December 31, 2025	8,535,772	$6.51	7.2	$1.5
Exercisable as of December 31, 2025	4,623,362	$8.61	6.1	$0.3
Vested and expected to vest as of December 31, 2025	8,535,772	$6.51	7.2	$1.5

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2025.

Option Grants

During the twelve months ended December 31, 2025, the Company granted options to purchase 2,437,337 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 2,437,337 options granted, 2,342,337 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in 36 equal monthly installments thereafter. The remaining 95,000 options were annual grants to the Company's directors and vest one year from the grant date. The weighted-average grant date fair value of options granted under the 2020 Plan during the twelve months ended December 31, 2025 was $2.64.

As of December 31, 2025, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $10.2 million, which is expected to be recognized over a weighted average period of 2.40 years.

Inducement Stock Options

There were no inducement awards granted in the twelve months ended December 31, 2025.

As of December 31, 2025, total unrecognized compensation expense related to unvested inducement options granted outside of the under the 2020 Plan was $0.4 million, which is expected to be recognized over a weighted average period of 1.29 years.

Restricted Stock Units

RSUs are granted under the 2020 Plan to the Company's employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs during the twelve months ended December 31, 2025 was as follows:

		Weighted		Weighted Average
		Average		Remaining		Aggregate
		Grant Date		Contractual		Intrinsic
	Number of	Fair Value		Term		Value (a)
	Shares	(per share)		(in years)		(in millions)
Outstanding as of December 31, 2024	699,003	$4.69		1.2
Restricted stock units granted	544,988	3.46
Restricted stock units vested	(212,827)	4.73
Restricted stock units forfeited	(30,646)	4.06
Outstanding as of December 31, 2025	1,000,518	$4.03		1.2		$3.8
Unvested and expected to vest as of December 31, 2025	1,000,518	$4.03	$	1.2	$	$3.8

Restricted Stock Unit Grants

During the twelve months ended December 31, 2025, the Company granted 544,988 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value during the twelve months ended December 31, 2025 of $3.46.

As of December 31, 2025, total unrecognized compensation expense for RSUs was $2.2 million, which is expected to be recognized over a weighted-average period of 2.11 years.

Performance-Based Restricted Stock Units

In 2025, the Company's Board of Directors approved the issuance of 200,000 performance-based restricted stock units (“2025 PSU Awards”) to its executive officers under the 2020 Plan. The 2025 PSU Awards include two performance milestones.

The first milestone, which relates to 20% of each grant, will vest if the FDA accepts the filing of a biologic license application for accelerated approval of nomlabofusp by December 31, 2026. The second milestone, representing 80% of each grant will vest if the FDA approves the Company's nomlabofusp BLA within 12 months of the BLA acceptance (no later than December 31, 2027.) If the first milestone is not achieved by December 31, 2026, the full grant will be forfeited. As of December 31, 2025, the underlying performance criteria of the 2025 PSU Awards were determined to not be probable of achievement for accounting purposes, and no stock-based compensation expense was recognized for either the year ended December 31, 2025 or 2024.

January 2026 Option and Restricted Stock Unit Grants

On January 26, 2026, the Company granted options to purchase 2,107,880 shares of common stock and 532,435 shares of restricted stock units to employees under the 2020 Plan. The options have an exercise price of $3.60 per share and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The shares of restricted stock will vest annually over four years. No performance-based restricted stock units were granted in 2026 to date.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Research and development	$3,520	$4,053
General and administrative	3,484	4,743
	$7,004	$8,796

8.
Commitments and Contingencies

Intellectual Property Licenses

The Company is party to an exclusive License Agreement, dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreement provides for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of nomlabofusp.

In partial consideration for the right and license granted under the agreement, the Company will pay IU a royalty of a low single digit percentage of net sales of licensed products depending on whether there is a valid patent covering such products. As additional consideration for these agreements, the Company is obligated to pay IU certain milestone payments of up to $2.0 million in the aggregate upon the achievement of certain developmental milestones, which commenced with the enrollment of the first patient in a Phase 1 clinical trial. The Company enrolled the first patient in its SAD trial on December 11, 2019 and paid IU less than $0.1 million. The Company will also pay IU sublicensing fees ranging from a high-single digit to a low double-digit percentage of sublicense consideration depending on the Company’s achievement of certain regulatory milestones as of the time of receipt of the sublicense consideration. The Company is also obligated to reimburse IU for patent-related expenses. In the event that the Company disputes the validity of any of the licensed patents, the royalty rate would be tripled during such dispute. The Company is also obligated to pay to IU a minimum annual royalty of less than $0.1 million per annum.

In October 2022, the Company initiated dosing of a Phase 2 study. Pursuant to the terms of the IU License, the company recognized milestone expense of $0.1 million within research and development expenses.

The agreement continues from its effective date through the last to date of expiration of the licensed patent, unless earlier terminated by either party in accordance with the terms of the agreement.

We were previously a party to License Agreement dated November 30, 2016, with Wake Forest University Health Sciences (“WFUHS”), which licensed certain patent rights regarding technology used by us with respect to the development of nomlabofusp in consideration for an obligation to pay WFUHS a royalty of a low single digit percentage of net sales of licensed products, certain milestones, and certain sublicensing revenue. The WFUHS license expired in December 2025 with the last to expire licensed patent.

Leases

The right of use assets and lease liabilities with the following leases are reflected in the financial statements for both the years ended December 31, 2025 and 2024.

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

The lease extension on the 3,462 additional square footage commenced on October 1, 2023 and the Company recorded a right of use asset and lease liability of $0.3 million as of that date.

On November 24, 2025, the Company executed the second amendment to the lease on the current 8,104 square footage of office space in Bala Cynwyd, Pennsylvania (which was set to expire in August 2026) and agreed to lease an additional 7,107 square feet of space from the same landlord. The property was not yet made available for use due to the significant tenant improvement work being performed by the landlord. Consequently, the Company determined that the lease has not yet commenced for accounting purposes. No right of use asset or lease liability will be recorded until the lease commencement date.

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

On October 27, 2020, the Company entered into a sublease agreement (the “Sublease”) with Massachusetts Municipal Association, Inc. (the “Subtenant”), whereby the Company sublet the entire Premises to the Subtenant. The initial term of the Sublease commenced on December 4, 2020 and continues until October 30, 2029. In connection with the Sublease, the Company evaluated the need for impairment under ASC 360 “Impairment Testing: Long-Lived Assets Classified as Held and Used,” and determined there was no impairment.

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

On October 16, 2023, the Company entered into an operating lease for lab space in King of Prussia, Pennsylvania for a period of four years. Due to required tenant improvements to be completed by the landlord, the Company did not take possession of the leased property until the actual lease term commencement date of May 10, 2024. Upon commencement of the lease term, the Company recorded a right of use asset and lease liability of $0.5 million which are reflected in these consolidated financial statements.

Lease Expense

Expense arising from operating leases was $0.6 million and $0.5 million during the twelve months ended December 31, 2025 and 2024, respectively. For operating leases, the weighted-average remaining lease term for leases at December 31, 2025 and 2024 was 3.6 and 4.5 years, respectively. For operating leases, the weighted average discount rate for leases at December 31, 2025 and 2024 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of December 31, 2025 are as follows:

Operating
(in thousands)	Leases
Year ended December 31, 2026	1,478
Year ended December 31, 2027	1,273
Year ended December 31, 2028	1,188
Year ended December 31, 2029	959
Thereafter	—
Total lease payments	4,898
Less: imputed interest	(831)
Present value of lease liabilities	$4,067

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company’s business, operating results, financial condition or cash flows.

9.
Income Taxes

During the years ended December 31, 2025, and 2024, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes are as follows.

	Year Ended December 31,
	2025	2024
Domestic	$(165,673)	$(80,604)
Foreign	—	—
	$(165,673)	$(80,604)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	(in thousands, except percentage)
Federal taxes at U.S. statutory income tax rate	$(34,791)	21.0%
State taxes, net of federal benefit	—	—
Tax credits
Research and development tax credits	(13,950)	8.4
Change in valuation allowance	48,255	(29.1)
Non-taxable or non-deductible items
Other non-deductible items	486	(0.3)
Effective income tax rate	$—	0.0%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31, 2024
Federal statutory income tax rate	21.0%
State taxes, net of federal benefit	5.3
Change in state tax rate	(1.3)
Federal and state research and development tax credit	14.5
Nondeductible permanent differences	(0.8)
Change in deferred tax asset valuation allowance	(38.7)
Effective income tax rate	0.0%

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
Deferred tax assets:
Capitalized R&D - acquired in merger with Zafgen	$66,659	$66,678
Capitalized R&D - Section 174 Costs Post 2021	24,588	22,616
Stock based compensation	5,875	4,879
Net operating loss carryforwards	93,103	50,177
Tax credit carryforwards	41,972	28,022
Other temporary differences	30	30
Accruals & reserves	19	19
Fixed assets & intangibles	128	119
Operating lease liability	1,044	1,196
Total deferred tax assets	$233,418	$173,736
Deferred tax liabilities:
Operating right of use asset	(617)	(708)
Total deferred tax liabilities	$(617)	$(708)
Less: Valuation allowance	$(232,801)	$(173,028)
Net deferred tax assets / (liabilities)	$—	$—

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2025 and 2024 related primarily to the increase in net operating loss carryforwards and tax credit carryforwards and a decrease other deferred tax assets associated with a reduction in the Company’s effective state rate. Changes to the valuation allowance were as follows:

	Year Ended December 31,
	2025	2024
Valuation allowance as of the beginning of the year	$173,028	$141,770
Increases recorded to income tax provision	59,773	31,258
Valuation allowance at end of year	$232,801	$173,028

As of December 31, 2025, the Company had net operating loss carryforwards that expire for federal, foreign and state income tax purposes of $349.9 million, $1.2 million and $353.5 million, respectively. The federal and state operating losses begin to expire in 2026 and 2030, while the foreign net loss carryforward can be carried forward indefinitely. As of December 31, 2025, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $343.9 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. The increase in federal net operating losses carryforward is primarily driven by the pre-tax loss for the period and the current year expensing of domestic R&D costs. As of December 31, 2025, the Company also had available tax credit carryforwards for federal and state income tax purposes of $42.0 million which begin to expire in 2039. Utilization of the pre-Merger net operating loss carryforwards attributable to Zafgen, of approximately $33.5 million, are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes occurred during the tax year associated with the Merger. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The ownership changes will limit the amount of pre-merger Zafgen carryforwards that can be utilized annually to offset future taxable income. The Company has reduced their NOL and R&D tax credit deferred tax assets associated with the pre-Merger Zafgen operations as a result of the 382 analysis.

The Company believes that as a result of its merger with Zafgen, its ability to utilize NOLs acquired in the transaction and our other NOLs is expected to be severely limited by Section 382 of the Code. Additionally, the Company’s July 2021, September 2022, February 2024, July 2025 and February 2026 equity transactions could also limit its ability to utilize NOLs in the future. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. If the Company experienced a change of control, as defined by Section 382, at any time since inception, utilization of its net operating loss carryforwards or tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or tax credit carryforwards before utilization. Further, until a study is completed, and any limitation is known, no amounts are being presented as an uncertain tax position.

The Tax Cuts and Jobs Act (“TCJA”) required taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $69.2 million, $24.5 million and $22.2 million in 2024, 2023 and 2022, respectively. The Company is amortizing these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

On July 4, 2025, Public Law 119-21 was enacted and added new IRC Section 174A, which permanently restores the ability to immediately deduct domestic research and experimental expenditures for tax years beginning after December 31, 2024; the requirement to capitalize and amortize foreign research and experimental expenditures over 15 years was not changed.

As of December 31, 2025 and 2024, the Company’s net deferred tax asset balance before the valuation allowance was $232.8 million and $173.0 million, respectively, and was comprised principally of net operating loss carryforwards, capitalized research and development expenses and tax credit carryforwards. During the years ended December 31, 2025 and 2024, gross deferred tax assets increased due to deferred tax assets acquired as a result of additional net operating loss carryforwards and research and development tax credits generated.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2025 and 2024. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2022 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

10.
Related Party

In May 2024, the Company entered into an agreement with the Friedreich’s Ataxia Research Alliance (“FARA”) to join the TRACK-FA Neuroimaging Consortium that includes pharmaceutical, biotechnology, academic, and clinical partners. One of the Company’s directors is also a director of FARA.

The consortium is conducting a natural history study designed to establish disease-specific neuroimaging biomarkers to track disease progression in the brain and spinal cord and provide a basis for utilizing these biomarkers in clinical trials. As an industry partner, the Company is helping fund the study and contribute to the study design, research activities, and analysis. The Company has access to study data for use in its regulatory filings, as appropriate.

As of December 31, 2025 and December 31, 2024, the Company incurred $0.1 million and $0.9 million, respectively, of costs related to the TRACK-FA program.

Additionally, during the twelve months ended December 31, 2025 and 2024, the Company sponsored patient and caregiver awareness events held by FARA for a cumulative $0.1 million in each period presented.

11.
Net Loss Per Share Giving Effect to Conversion of Common Stock to Preferred Stock

The following table sets forth the computation of basic and diluted net loss per share for the year ended December 31, 2025 (in thousands, except share and per share amounts). For purposes of earnings per share, the Series A preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series A preferred stock on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

Net Loss	$(165,673)

Allocation of net loss to common	(165,375)
Allocation of net loss to Series A Preferred	(298)

Weighted average shares of common stock outstanding, basic and diluted	72,947,927
Weighted average shares of Series A Preferred outstanding, basic and diluted	250,000

Net loss per share of common stock, basic and diluted	$(2.27)
Net loss per share of Series A Preferred, basic and diluted	$(1.19)

The weighted average number of Series A Preferred stock reflects only the period of time that this class of securities has been newly designated and issued.

The Company excluded the below options to purchase common stock, unreleased restricted stock units, performance-based restricted stock units outstanding as of December 31, 2025 and 2024 respectively, from the computation of diluted net loss per share for the twelve months ended December 31, 2025 and 2024, respectively, because they had an anti-dilutive impact due to the net loss incurred for the periods. Additionally, the as-converted preferred shares have been excluded from diluted earnings per share as the effect would not be dilutive.

	As of December 31,
	2025	2024
Options to purchase common stock	8,535,772	6,436,387
Unvested restricted common stock	800,518	699,003
Unvested performance-based restricted common stock	200,000	—
Total excluded shares	9,536,290	7,135,390