Form 10-Q
period 2026-03-31
Larimar Therapeutics, Inc.
filed 2026-05-14
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 103,882,937 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
uncertainties in obtaining successful non-clinical or clinical results that reliably and meaningfully demonstrate safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and other comparable regulatory authorities for marketing approval for nomlabofusp or any other product candidates that we may develop in the future and unexpected costs that may result therefrom;
•
delays in patient recruitment for our clinical trials (including as a result of the impact of FDA approval of competitive products for the treatment of Friedreich's ataxia (“FA”), and/or the impact of other clinical trials of competitive products), delays as a result of clinical and non-clinical results and/or the FDA's request for additional information or studies (whether clinical or non-clinical), changes in clinical protocols, adverse events, regulatory restrictions, including clinical holds, and milestones for nomlabofusp;
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
•
uncertainties associated with the clinical development and regulatory approval for nomlabofusp in the United States and in other countries, including potential delays in the commencement, enrollment and completion of clinical trials, the timing of a potential Biologics License Application (“BLA”) submission to the FDA or similar applications to be submitted to other countries for accelerated approval, including including uncertainties regarding whether the FDA will ultimately agree with our rolling BLA submission strategy, our ability to submit BLA modules on the intended timelines and our ability to supply to the FDA or to regulatory authorities in other countries all required data to review and accept an accelerated application, or any other product candidates that we may develop in the future;
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
•
our expectations regarding the use of proceeds from our recent and future financings, if any;

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
•
the performance and compliance with the rules and regulations of the FDA (and all other regulatory authorities) of third parties upon which we depend, including third-party contract research organizations (“CROs”), third party contract manufacturing organizations ("CMOs"), consultants, distributors, and logistics providers.
•
our ability to recruit and retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
•
our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;
•
the extent to which geopolitical conflicts and tensions (including the war in the Middle East and other regional conflicts around the world), adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes, changes in trade policies, (including tariffs or trade protection measures that have been or may in the future be imposed by the U.S. or other countries), economic slowdowns or recessions, health epidemics, unforeseen emergencies and other outbreaks of communicable diseases that could disrupt our operations, the operations of third parties on which we rely or the operations of regulatory agencies we interact with in the development of nomlabofusp and any other product candidates that we may develop in the future; and
•
the potential impact of regulatory developments in the U.S., including regulatory developments due to changes in the U.S. presidential administration, healthcare reform in the United States, including the Inflation Reduction Act of 2022 (“IRA”), and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 19, 2026. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$177,913	$85,412
Marketable securities	22,472	51,440
Prepaid expenses and other current assets	4,592	5,170
Total current assets	204,977	142,022
Property and equipment, net	558	622
Operating lease right-of-use assets	1,866	2,069
Restricted cash	606	606
Other assets	504	523
Total assets	$208,511	$145,842
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,576	$5,216
Accrued expenses	38,123	58,474
Operating lease liabilities, current	1,058	1,105
Total current liabilities	47,757	64,795
Operating lease liabilities	2,721	2,962
Total liabilities	50,478	67,757
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 500,000 and 250,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	—
Common stock, $0.001 par value per share; 115,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 103,882,937 and 83,090,392 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	103	83
Additional paid-in capital	622,367	512,779
Accumulated deficit	(464,444)	(434,831)
Accumulated other comprehensive gain	6	54
Total stockholders’ equity	158,033	78,085
Total liabilities and stockholders’ equity	$208,511	$145,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$25,031	$26,552
General and administrative	6,086	4,636
Total operating expenses	31,117	31,188
Loss from operations	(31,117)	(31,188)
Other income, net	1,504	1,907
Net loss	$(29,613)	$(29,281)

Comprehensive loss:
Net loss	$(29,613)	$(29,281)
Other comprehensive loss:
Unrealized loss on marketable securities	(48)	(94)
Total other comprehensive loss	(48)	(94)
Total comprehensive loss	$(29,661)	$(29,375)

Basic and diluted net loss per share:
Common stock	$(0.31)	$(0.46)
Preferred stock	(3.14)	—
Weighted-average shares used in computing basic and diluted net loss per share:
Common stock	89,814,820	63,964,008
Preferred stock	441,667	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2025	250,000	$—	83,090,392	$83	$512,779	$(434,831)	$54	$78,085
Issuance of common stock, net of issuance costs	—	—	23,000,000	23	107,593	—	—	107,616
Issuance of preferred stock in exchange for common stock	250,000	1	(2,500,000)	(3)	2	—	—	—
Vesting of restricted stock units	—	—	288,545	—	—	—	—	—
Exercise of stock options	—	—	4,000	—	14	—	—	14
Stock-based compensation expense	—	—	—	—	1,979	—	—	1,979
Unrealized loss on marketable debt securities	—	—	—	—	—	—	(48)	(48)
Net Loss	—	—	—	—	—	(29,613)	—	(29,613)
Balances as of March 31, 2026	500,000	$1	103,882,937	$103	$622,367	$(464,444)	$6	$158,033

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

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,613)	$(29,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,979	1,834
Lease expense	(85)	(60)
Depreciation expense	64	88
Amortization of premium on marketable securities	(80)	(755)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	578	3,891
Accounts payable	2,925	(150)
Accrued expenses	(20,401)	(2,121)
Other assets	19	14
Net cash used in operating activities:	(44,614)	(26,540)
Cash flows from investing activities:
Purchases of property and equipment	—	(49)
Purchases of marketable securities	—	(52,503)
Maturities of marketable securities	29,000	67,000
Net cash provided by (used in) investing activities	29,000	14,448
Cash flows from financing activities:
Proceeds from issuance of equity securities	108,101	—
Proceeds from exercise of stock options	14	—
Net cash provided by financing activities	108,115	—
Net increase in cash, cash equivalents and restricted cash	92,501	(12,092)
Cash, cash equivalents and restricted cash at beginning of period	86,018	33,824
Cash, cash equivalents and restricted cash at end of period	$178,519	$21,732
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$13
Offering costs included in accounts payable and accrued expense	$585	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

Larimar Therapeutics, Inc., together with its subsidiary (the “Company” or “Larimar”), is a clinical-stage biotechnology company focused on developing treatments for patients suffering from complex rare diseases using its novel cell penetrating peptide technology platform. Larimar's lead product candidate, nomlabofusp, is a subcutaneously administered, recombinant fusion protein intended to deliver human frataxin (“FXN”), an essential protein, to the mitochondria of patients with Friedreich's Ataxia (“FA”). FA is a rare, progressive, and fatal disease in which patients are unable to produce sufficient FXN due to a genetic abnormality.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Larimar and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).

The consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2026, condensed consolidated results of operations for the three months ended March 31, 2026 and condensed consolidated statement of cash flows for the three months ended March 31, 2026 have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $29.6 million and $29.3 million for the three months ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $464.4 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2026, the Company had approximately $200.4 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

The Company has funded its operations to date primarily with proceeds from sales of common stock and proceeds from the sale of prefunded warrants for the purchase of common stock, the acquisition in 2020 of cash, cash equivalents and marketable securities upon the merger with Zafgen, Inc. (“Zafgen”) and, prior to the 2020 merger with Zafgen, capital contributions from Chondrial Holdings, LLC.

In July 2025, the Company completed an underwritten public offering of common stock raising net proceeds of approximately $65.0 million.

In February 2026, the Company completed an underwritten public offering of common stock raising net proceeds of approximately $107.6 million.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued.

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

There can be no assurance that the Company would be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects. In addition, geopolitical tensions (including the war in the Middle East and other regional conflicts around the world), volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, tariff or trade protection measures that have been or may in the future be imposed by the U.S. or other countries, bank instability and the ability of the U.S. government to manage federal debt limits as well as the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Technical operations	$12,087	$15,307
Development (a)	11,337	9,609
Nomlabofusp support	1,607	1,636
General and administrative (b)	4,978	4,146
Commercial (c)	1,108	490
Total operating expenses	$31,117	$31,188
Other income, net	(1,504)	(1,907)
Net loss	$(29,613)	$(29,281)

(a) Development expenses include research and development related stock compensation expense of approximately $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

(b) General and administrative expenses include general and administrative related stock compensation expense of approximately $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

(c) Commercial expenses relate to commercial readiness activities.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce deferred tax assets to the amount we believe is more likely than not to be realized. During the three months ended March 31, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses incurred in each period due to the uncertainty of realizing a benefit from those items.

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are measured in accordance with the standards of ASC 820,“Fair Value Measurements and Disclosures”, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2026 and December 31, 2025 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2026 and December 31, 2025:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2026
Cash equivalents:
Money market funds invested in government securities	$168,275	$168,275	$—	$—
Total cash equivalents	168,275	168,275	—	—

Marketable securities:
U.S. Government securities	22,472	—	22,472	—
Total marketable securities	22,472	—	22,472	—
Total cash equivalents and marketable securities	$190,747	$168,275	$22,472	$—

December 31, 2025
Cash equivalents:
Money market funds invested in government securities	$78,930	$78,930	$—	$—
Total cash equivalents	78,930	78,930	—	—

Marketable securities:
U.S. Government securities	51,440	—	51,440	—
Total marketable securities	51,440	—	51,440	—
Total cash equivalents and marketable securities	$130,370	$78,930	$51,440	$—

The accrued interest receivable related to the Company’s investments was $0.8 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of March 31, 2026 and December 31, 2025, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of March 31, 2026 and December 31, 2025, no allowances for credit losses for the Company’s investments were recorded. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of March 31, 2026 and December 31, 2025, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills and U.S. government and agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 360 days or less.

Marketable Securities

The following table summarizes the Company's marketable securities as of March 31, 2026 and December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2026
Assets:
U.S. Government securities	$22,466	6		$22,472
Total marketable securities	$22,466	$6	$—	$22,472

December 31, 2025
Assets:
U.S. Government securities	$51,386	54	—	$51,440
Total marketable securities	$51,386	$54	$—	$51,440

As of March 31, 2026 and December 31, 2025, the Company held no investments that have been in a continuous loss position for 12 months or longer.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Prepaid research and development expenses	$3,146	$3,666
Interest receivable	791	747
Prepaid insurance	401	504
Other prepaid expenses and other assets	254	253
	$4,592	$5,170

5.
Fixed Assets

Fixed assets, net consisted of the following:

		March 31,	December 31,
	Useful Life	2026	2025
		(in thousands)
Computer equipment	5 years	$130	$130
Lab equipment	5 years	1,737	1,737
Furniture and fixtures	7 years	555	555
Leasehold improvements	lease term	93	93
		2,515	2,515
Less: Accumulated depreciation		(1,957)	(1,893)
		$558	$622

Depreciation expense was $0.1 million for the three months ended March 31, 2026 and 2025, respectively. In addition, for the three months ended March 31, 2026 and 2025, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accrued research and development expenses	$35,606	$53,914
Accrued payroll and related expenses	1,257	3,783
Accrued other	1,260	777
	$38,123	$58,474

7.
Stockholders’ Equity and Stock Options

Common Stock

As of March 31, 2026, the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 115,000,000 shares of common stock, par value $0.001 per share, of which 103,882,937 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which 500,000 shares were issued or outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors of the Company (the “Board”), if any. No cash dividends have been declared or paid to date.

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

Preferred Stock

In December 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Blue Owl Healthcare Opportunities IV Public Investments LP (the “Stockholder”) pursuant to which the Stockholder exchanged 2,500,000 shares of the Company’s common stock for 250,000 shares of newly designated Series A Convertible Preferred Stock of par value $0.001 per share ( the “Series A Preferred Stock”). In January 2026, the Stockholder exchanged an additional 2,500,000 shares of the Company’s common stock for an additional 250,000 shares of Series A Preferred Stock.

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

Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series A Preferred Stock will be required to amend the terms of the preferred stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock, calculated on an as-converted basis. Holders of preferred stock are entitled to receive when, as, and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of Series A Preferred Stock are otherwise not entitled to dividends.

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

2020 Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the“2020 Plan”) on July 16, 2020 and the stockholders of the Company approved the 2020 Plan on September 29, 2020. The 2020 Plan replaced the predecessor plans (the (“Prior Plans”) that the Company assumed following its merger with Zafgen in May 2020. Options outstanding under the Prior Plans will remain outstanding, unchanged, and subject to the terms of the Prior Plans and the respective award agreements, and no further awards will be made under the Prior Plans. However, if any award previously granted under the Prior Plans, expires, terminates, is canceled, or is forfeited for any reason after the approval of the 2020 Plan, the shares subject to that award will be added to the 2020 Plan share pool so that they can be utilized for new grants under the 2020 Plan.

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

As permitted by the 2020 Plan, the Company added 3,323,616 and 2,552,603 shares available for grant to the 2020 Plan on January 1, 2026 and January 1, 2025, respectively. As of March 31, 2026, 1,326,303 shares of common stock were available for grant under the 2020 Plan.

During the three months ended March 31, 2026 and twelve months ended December 31, 2025, options to purchase 416 and 1,333 shares, respectively, issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees during the three months ended March 31, 2026:

March 31,
2026
Risk-free interest rate	3.95%
Expected term (in years)	6.25
Expected volatility	97%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2025	8,535,772	$6.51	7.2
Options granted	2,146,290	3.61
Options exercised	(4,000)	3.48
Options forfeited/expired	(100,461)	5.64
Outstanding as of March 31, 2026	10,577,601	$5.93	7.5	$5.8
Exercisable as of March 31, 2026	5,416,292	$7.90	6.2	$1.5
Vested and expected to vest as of March 31, 2026	10,577,601	$5.93	7.5	$5.8

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were (“In the money”) as of March 31, 2026.

Option Grants

During the three months ended March 31, 2026, the Company granted options to purchase 2,146,290 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The weighted-average grant date fair value of options granted under the 2020 Plan during the three months ended March 31, 2026 was $2.89.

As of March 31, 2026, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $15.0 million, which is expected to be recognized over a weighted average period of 2.58 years.

Inducement Stock Option Grant

There were no inducement awards granted in the three months ended March 31, 2026.

As of March 31, 2026, total unrecognized compensation expense related to unvested inducement options granted was $0.3 million, which is expected to be recognized over a weighted average period of 1.06 years.

Restricted Stock Units

RSUs are granted under the 2020 Plan to certain of the Company's employees in order to retain key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs and performance-based RSUs during the three months ended March 31, 2026 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2025	1,000,518	$4.03	1.2
Restricted stock units granted	527,190	3.60
Restricted stock units vested	(288,545)	4.37
Restricted stock units forfeited	(9,904)	3.62
Outstanding as of March 31, 2026	1,229,259	$3.77	1.8	$5.5
Unvested and expected to vest as of March 31, 2026	1,229,259	$3.77	1.8	$5.5

Restricted Stock Unit Grants

During the three months ended March 31, 2026, the Company granted 527,190 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value of $3.60 per unit.

As of March 31, 2026, total unrecognized compensation expense for RSUs was $3.6 million, which is expected to be recognized over a weighted average period of 2.86 years.

Performance-Based Restricted Stock Unit Grants

In January 2025, the Company granted performance-based RSUs (the “January 2025 PSU Awards”) to each of the four executive officers of the Company under the 2020 Plan. Each award was expressed as a target number of RSUs. With respect to the January 2025 PSU Awards, the Board established specified regulatory-related performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards and vesting of the underlying RSUs. As of March 31, 2026, the January 2025 PSU Awards were outstanding covering 200,000 common stock underlying RSUs.

The grant date fair value of the performance-based RSUs was $3.46 per unit based on the grant date closing price per share. As of March 31, 2026, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement for accounting purposes, and no stock-based compensation expense was recognized for the three months ended March 31, 2026 and 2025.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$1,020	$926
General and administrative	959	908
	$1,979	$1,834

8.
Commitments and Contingencies

Intellectual Property Licenses

The Company is party to an exclusive License Agreement (the "IU License"), dated November 30, 2016, as amended, with Indiana University (“IU”). Such agreement provides for a transferable, worldwide license to certain patent rights regarding technology used by the Company with respect to the development of nomlabofusp.

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

We were previously a party to the License Agreement dated November 30, 2016, with Wake Forest University Health Sciences (“WFUHS”), which licensed certain patent rights regarding technology used by us with respect to the development of nomlabofusp in consideration for an obligation to pay WFUHS a royalty of a low single digit percentage of net sales of licensed products, certain milestones, and certain sublicensing revenue. The WFUHS license expired in December 2025 with the last to expire licensed patent.

Leases

Bala Cynwyd Office Space

On August 8, 2019, the Company entered into an operating lease for 4,642 square footage of office space in Bala Cynwyd, Pennsylvania, effective as of December 15, 2019, for a period of three years and six months with an option to extend the lease for three additional years. Due to required tenant improvements to be completed by the landlord, the Company did not take immediate possession of the leased property and the lease term commenced on February 15, 2020.

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

On November 24, 2025, the Company executed the second amendment to the lease on the current 8,104 square footage of office space in Bala Cynwyd, Pennsylvania which was set to expire in August 2026 that extended the lease term on the then current 8,104 square footage through January 31, 2030 and agreed to lease an additional 7,107 square feet of space from the same landlord. As of March 31, 2026, the property had not been made available for use due to the tenant improvement work being performed by the landlord. Consequently, the Company determined that the lease has not yet commenced for accounting purposes. No right of use asset or lease liability will be recorded until the lease commencement date which shall occur in Q2 2026.

The right of use assets and lease liabilities with both these leases are reflected in the financial statements for three months ended March 31, 2026 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

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

Lease Expense

Expense arising from operating leases was $0.1 million during the three months ended March 31, 2026 and 2025, respectively. For operating leases, the weighted-average remaining lease term for leases as of March 31, 2026 and December 31, 2025 was 3.4 and 3.6 years, respectively. For operating leases, the weighted average discount rate for leases as of March 31, 2026 and December 31, 2025 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of March 31, 2026 are as follows:

Operating
(in thousands)	Leases
Nine months ending December 31, 2026	$1,086
Year ended December 31, 2027	1,273
Year ended December 31, 2028	1,188
Year ended December 31, 2029	959
Thereafter	—
Total lease payments	4,506
Less: imputed interest	(727)
Present value of lease liabilities	$3,779

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Net Loss Per Share Giving Effect to Conversion of Common Stock to Series A Preferred Stock

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2026 (in thousands, except share and per share amounts). For purposes of earnings per share, the Series A Preferred Stock have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series A Preferred Stock on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

Net Loss	$(29,613)

Allocation of net loss to common	(28,225)
Allocation of net loss to Series A Preferred	(1,388)

Weighted average shares of common stock outstanding, basic and diluted	89,814,820
Weighted average shares of Series A Preferred outstanding, basic and diluted	441,667

Net loss per share of common stock, basic and diluted	$(0.31)
Net loss per share of Series A Preferred, basic and diluted	$(3.14)

The weighted average number of Series A Preferred Stock reflects only the period of time that this class of securities has been newly designated and issued.

The Company excluded the options below to purchase common stock, unreleased restricted stock units, and performance-based restricted stock units outstanding as of March 31, 2026 and 2025, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025, respectively, because they had an anti-dilutive impact due to the net loss incurred for the periods. Additionally, the as-converted preferred shares have been excluded from diluted earnings per share as the effect would not be dilutive.

	As of March 31,
	2026	2025
Options to purchase common stock	10,577,601	8,541,489
Unvested restricted common stock	1,229,259	1,023,061
Unvested performance-based restricted common stock	200,000	200,000
	12,006,860	9,764,550

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2025 Annual Report, in addition to the“Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent significant developments are as follows:

•
In February 2026, the FDA granted Breakthrough Therapy Designation (“BTD”) ”) to nomlabofusp for the treatment of adults and children with FA. The designation was based on the FDA’s review of available clinical data from our ongoing OL study evaluating nomlabofusp in adult and pediatric patients with FA. BTD is intended to expedite the development and regulatory review of a drug intended to treat a serious condition. A drug is eligible for BTD if preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available treatments in one or more clinically significant endpoints.
•
Additionally, in February 2026, as a result of a START pilot program meeting with the FDA, we announced continued alignment with the FDA to consider the use of skin FXN as a novel surrogate endpoint reasonably likely to predict clinical benefit to support a planned Biologics License Application (“BLA”) submission seeking accelerated approval and that the use of FXN as a novel surrogate endpoint to support accelerated approval. There was also agreement on the type of analyses required to support the exposure response relationships for the nomlabofusp program. The FDA also stated that the adequacy of the safety database will be a matter of review at the time of BLA submission.

We have scheduled a Type B meeting with the FDA later in the second quarter of 2026. We plan to provide topline study data from our OL study in the second quarter of 2026 and we plan to initiate a rolling BLA seeking accelerated approval with the submission of nonclinical and clinical modules in June 2026. We are continuing to focus on the completeness of our chemistry, manufacturing and controls ("CMC") module, and plan to submit the final modules, including the CMC module, in the second half of 2026. If approved, we are targeting a U.S. launch in the first half of 2027.

For our global confirmatory Phase 3 study, we are planning sites in the U.S., E.U., U.K., Canada and Australia. We have obtained feedback from both the FDA and the EMA on the study protocol. We plan to initiate dosing of the first patient in mid-2026.

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

Research and Development Expense

Costs for certain research and development activities, such as manufacturing, non-clinical studies, and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators, and accordingly, are considered an area of significant judgment and management’s review of manufacturing, non-clinical, and clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel, and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. We work with vendors and suppliers to ensure that our estimates of our research and development expenses are reasonable. We expect to increase our investment in research and development in order to advance nomlabofusp through additional clinical trials. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future as we pursue clinical development of nomlabofusp, including manufacturing activities, and/or any other product candidates we develop.

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

In January 2025, our Board of Directors (“Board”) approved the issuance of an aggregate of 200,000 performance-based restricted stock units (“RSUs”) to certain of our executive officers (the “January 2025 PSU Awards”). The Board established specified performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards, and vesting of the underlying RSUs. As of March 31, 2026, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement for accounting purposes and no stock-based compensation expense was recognized for the three months ended March 31, 2026.

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

Results of Operations

Comparison of three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
			Increase
	2026	2025	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$25,031	$26,552	$(1,521)
General and administrative	6,086	4,636	1,450
Total operating expenses	31,117	31,188	(71)
Loss from operations	(31,117)	(31,188)	71
Other income (expense), net	1,504	1,907	(403)
Net loss	$(29,613)	$(29,281)	$(332)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 decreased $1.5 million compared to the three months ended March 31, 2025. The decrease in research and development expenses was primarily driven by a decrease of $3.1 million in nomlabofusp manufacturing related costs and a decrease of $0.5 million in clinical trial costs primarily related to the completion of the Company’s adolescent run-in study in the first half of 2025, partially offset by an increase of $1.6 million in professional consulting fees predominantly related to BLA preparation and inspection readiness, and an increase of $0.2 million in personnel expenses due to increased headcount.

General and Administrative expenses

General and administrative expenses for the three months ended March 31, 2026 increased $1.5 million compared to the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to an increase of $1.1 million in professional fees related to commercial consulting services performed and an increase of $0.3 million of personnel costs associated with increased headcount.

Other Income (expense), net

Other income (expense), net was $1.5 million income in the three months ended March 31, 2026 compared to $1.9 million income in the three months ended March 31, 2025. The decrease was primarily driven by lower interest and accretion income due to lower interest yields and lower average investable cash, cash equivalents, and marketable securities balances.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(44,614)	$(26,540)
Net cash provided by (used in) investing activities	29,000	14,448
Net cash provided by financing activities	108,115	—
Net increase in cash, cash equivalents and restricted cash	$92,501	$(12,092)

Net cash used in operating activities

During the three months ended March 31, 2026, operating activities used $44.6 million of cash, resulting from our net loss of $29.6 million, adjusted for noncash expenses of $1.9 million and changes in our operating assets and liabilities resulting in a use of cash of $16.9 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to an decrease in accrued expenses.

During the three months ended March 31, 2025, operating activities used $26.5 million of cash, resulting from our net loss of $29.3 million, adjusted for noncash expenses of $1.1 million and changes in our operating assets and liabilities resulting in a source of cash of $1.6 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses are primarily stock-based compensation expenses. The change in operating assets and liabilities was primarily due to a decrease in prepaid expenses, partially offset by a decrease in accrued expense and accounts payable.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2026, investing activities provided $29.0 million of cash from the maturities of marketable securities.

During the three months ended March 31, 2025, investing activities provided $14.4 million of cash from the maturities of $67.0 million of marketable securities, partially offset by the purchase of $52.5 million in marketable securities.

Net cash provided by financing activities

During the three months ended March 31, 2026, financing activities provided $108.1 million of cash flows from an offering of common stock.

During the three months ended March 31, 2025, there were no financing activities.

Operating Capital Requirements

We have not yet commercialized any products and do not expect to generate revenue from the commercial sale of any products for several years, if at all.

We have incurred net losses of approximately $29.6 million and $29.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $464.4 million and cash, cash equivalents, and marketable securities of $200.4 million, excluding restricted cash of $0.6 million.

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

We anticipate that our current cash, cash equivalents, and marketable securities as of March 31, 2026 will fund operations into the second quarter of 2027. If we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources. Until we can generate substantial revenue, if ever, we could seek additional funding through a combination of public or private equity offerings, debt/royalty financings, collaborations, strategic alliances and licensing arrangements or other sources. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, minimum cash balances, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

With respect to the quarter ended March 31, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have occurred during the fiscal quarter ended March 31, 2026, which have materially affected or reasonably probable to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the three months ended March 31, 2026, there were none, and as of the date of this Quarterly Report, there are no threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2025 Annual Report under the caption “Item 1A. Risk Factors.” The risks described in our 2025 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

10.1

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

LARIMAR THERAPEUTICS, INC.

Date: May 14, 2026	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)