Form 10-Q
period 2026-06-30
Larimar Therapeutics, Inc.
filed 2026-08-04
CIK 1374690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 2, 2026, there were 103,882,937 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
uncertainties associated with the clinical development and regulatory approval for nomlabofusp in the United States and in other countries, including potential delays in the commencement, enrollment and completion of clinical trials, our ability to submit the additional modules of our Biologics License Application (“BLA”) to the FDA on the intended timeline or the submission of similar applications to other countries for accelerated approval and our ability to supply to the FDA or to regulatory authorities in other countries all required data to review and accept an accelerated application, or any other product candidates that we may develop in the future;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 19, 2026 and our Quarterly Report on Form 10-Q filed on May 14, 2026. All forward-looking statements are applicable only as of the date on which they were made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Larimar Therapeutics, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$92,687	$85,412
Marketable securities	63,580	51,440
Prepaid expenses and other current assets	4,405	5,170
Total current assets	160,672	142,022
Property and equipment, net	639	622
Operating lease right-of-use assets	3,055	2,069
Restricted cash	456	606
Other assets	480	523
Total assets	$165,302	$145,842
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,597	$5,216
Accrued expenses	25,367	58,474
Operating lease liabilities, current	1,202	1,105
Total current liabilities	34,166	64,795
Operating lease liabilities	3,754	2,962
Total liabilities	37,920	67,757
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 500,000 and 250,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	—
Common stock, $0.001 par value per share; 215,000,000 and 115,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 103,882,937 and 83,090,392 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	103	83
Additional paid-in capital	624,516	512,779
Accumulated deficit	(497,226)	(434,831)
Accumulated other comprehensive gain (loss)	(12)	54
Total stockholders’ equity	127,382	78,085
Total liabilities and stockholders’ equity	$165,302	$145,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$28,000	$23,368	$53,031	$49,919
General and administrative	6,351	4,424	12,437	9,060
Total operating expenses	34,351	27,792	65,468	58,979
Loss from operations	(34,351)	(27,792)	(65,468)	(58,979)
Other income, net	1,569	1,610	3,073	3,516
Net loss	$(32,782)	$(26,182)	$(62,395)	$(55,463)

Comprehensive loss:
Net loss	$(32,782)	$(26,182)	$(62,395)	$(55,463)
Other comprehensive loss:
Unrealized loss on marketable securities	(18)	(63)	(66)	(157)
Total other comprehensive loss	(18)	(63)	(66)	(157)
Total comprehensive loss	$(32,800)	$(26,245)	$(62,461)	$(55,620)

Basic and diluted net loss per share:
Common stock	$0.30	$0.41	$0.61	$0.87
Preferred stock	3.01	$—	6.14	—
Weighted-average shares used in computing basic and diluted net loss per share:
Common stock	103,882,937	64,027,892	96,887,741	63,996,126
Preferred stock	500,000	—	470,994	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2025	250,000	$—	83,090,392	$83	$512,779	$(434,831)	$54	$78,085
Issuance of common stock, net of issuance costs	—	—	23,000,000	23	107,593	—	—	107,616
Issuance of preferred stock in exchange for common stock	250,000	1	(2,500,000)	(3)	2	—	—	—
Vesting of restricted stock units	—	—	288,545	—	—	—	—	—
Exercise of stock options	—	—	4,000	—	14	—	—	14
Stock-based compensation expense	—	—	—	—	1,979	—	—	1,979
Unrealized loss on marketable debt securities	—	—	—	—	—	—	(48)	(48)
Net Loss	—	—	—	—	—	(29,613)	—	(29,613)
Balances as of March 31, 2026	500,000	$1	103,882,937	$103	$622,367	$(464,444)	$6	$158,033
Stock-based compensation expense	—	—	—	—	2,149	—	—	2,149
Unrealized loss on marketable debt securities	—	—	—	—	—	—	(18)	(18)
Net Loss	—	—	—	—	—	(32,782)	—	(32,782)
Balances as of June 30, 2026	500,000	1	103,882,937	103	624,516	(497,226)	(12)	127,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

(Continued)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Equity
Balances as of December 31, 2024	63,815,065	$64	$440,758	$(269,158)	$148	$171,812
Vesting of restricted stock units	212,827	—	—	—	—	—
Stock-based compensation expense	—	—	1,834	—	—	1,834
Unrealized loss on marketable securities	—	—	—	—	(94)	(94)
Net loss	—	—	—	(29,281)	—	(29,281)
Balances as of March 31, 2025	64,027,892	$64	$442,592	$(298,439)	$54	$144,271
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,828	—	—	1,828
Unrealized loss on marketable securities	—	—	—	—	(63)	(63)
Net loss	—	—	—	(26,182)	—	(26,182)
Balances as of June 30, 2025	64,027,892	$64	$444,420	$(324,621)	$(9)	$119,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

LARIMAR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(62,395)	$(55,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,128	3,662
Lease expense	(97)	(133)
Depreciation expense	126	175
Amortization of premium on marketable securities	(425)	(1,216)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	765	4,818
Accounts payable	2,368	1,722
Accrued expenses	(33,157)	479
Other assets	43	35
Net cash used in operating activities:	(88,644)	(45,921)
Cash flows from investing activities:
Purchases of property and equipment	(130)	(68)
Purchases of marketable securities	(63,281)	(80,142)
Maturities of marketable securities	51,500	113,500
Net cash provided by (used in) investing activities	(11,911)	33,290
Cash flows from financing activities:
Proceeds from issuance of equity securities	107,666	—
Proceeds from exercise of stock options	14	—
Net cash provided by financing activities	107,680	—
Net increase in cash, cash equivalents and restricted cash	7,125	(12,631)
Cash, cash equivalents and restricted cash at beginning of period	86,018	33,824
Cash, cash equivalents and restricted cash at end of period	$93,143	$21,193
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$13	$23
Offering costs included in accounts payable and accrued expenses	$150	$50
Leased assets obtained in exchange for new operating lease liabilities	$1,510	$—

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

The consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2026, condensed consolidated results of operations for the three and six months ended June 30, 2026 and condensed consolidated statement of cash flows for the six months ended June 30, 2026 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Liquidity and Capital Resources

Since its inception, the Company has incurred significant recurring operating losses and negative cash flows from operations. The Company has incurred net losses of $62.4 million and $55.5 million for the six months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $497.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2026, the Company had approximately $156.3 million of cash, cash equivalents and marketable securities available for use to fund its operations and capital requirements.

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

In February 2026, the Company completed another underwritten public offering of common stock raising net proceeds of approximately $107.6 million.

Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. While the Company expects its cash, cash equivalents and marketable securities will fund its forecasted operating expenses and capital expenditure requirements into the third quarter of 2027, these cash resources are not sufficient to fund the Company’s planned operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued.

The Company will need to raise additional capital to fund its ongoing operations. The Company continues to evaluate opportunities to further finance its operating cash needs through a combination of some, or all, of the following: equity or debt offerings, royalty financings, collaborations, strategic alliances, and/or marketing, distribution or licensing arrangements. In addition, the Company believes it will be eligible for the FDA's rare pediatric disease priority review voucher which could then be sold if nomlabofusp receives FDA approval. There is no assurance, however, that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to the Company. If the Company is unable to obtain funding when required in the future, the Company could be required to delay, reduce, or eliminate research and development programs, or commercialization efforts, which could adversely affect its business prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, modifications to existing stock options, and equity classified warrants to be recognized in the consolidated statements of operations based on their grant date fair values. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted stock awards and performance-based restricted stock awards are determined based on the closing price of the Company’s common stock on the date of grant (or, if the grant date is not a business day, the closing price on the preceding business day).

Compensation expense of stock options and restricted stock units is recognized over the requisite service period, which is the vesting period of the respective award. Typically, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company accounts for forfeitures as they occur. For performance-based restricted stock awards, the Company recognizes the expense over the estimated period in which the awards are expected to be earned; such period begins once achievement of the performance objective is determined to be probable.

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Technical operations	$15,420	$13,642	$27,507	$28,949
Development (a)(b)	10,431	8,495	21,768	18,104
Nomlabofusp support	2,149	1,231	3,756	2,866
General and administrative (c)(d)	5,117	3,643	10,095	7,789
Commercial (e)	1,234	781	2,342	1,271
Total operating expenses	$34,351	$27,792	$65,468	$58,979
Other income, net	(1,569)	(1,610)	(3,073)	(3,516)
Net loss	$(32,782)	$(26,182)	$(62,395)	$(55,463)

(a)
Development expenses include research and development related stock compensation expense of approximately $1.1 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively.
(b)
Development expenses include research and development related stock compensation expense of approximately $2.1 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.
(c)
General and administrative expenses include general and administrative related stock compensation expense of approximately $1.1 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively.
(d)
General and administrative expenses include general and administrative related stock compensation expense of approximately $2.0 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.
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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce deferred tax assets to the amount we believe is more likely than not to be realized. During the three and six months ended June 30, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses incurred in each period due to the uncertainty of realizing a benefit from those items.

3.
Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are measured in accordance with the standards of ASC 820,“Fair Value Measurements and Disclosures”, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable and accrued liabilities. For accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2026 and December 31, 2025 were considered representative of their fair values due to their short term to maturity.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2026 and December 31, 2025:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2026
Cash equivalents:
Money market funds invested in government securities	$71,697	$71,697	$—	$—
U.S. Treasury Bills	15,941	15,941	—	—
Total cash equivalents	87,638	87,638	—	—

Marketable securities:
U.S. Treasury Bills	61,430	61,430	—	—
U.S. Government securities	2,150	—	2,150	—
Total marketable securities	63,580	61,430	2,150	—
Total cash equivalents and marketable securities	$151,218	$149,068	$2,150	$—

December 31, 2025
Cash equivalents:

Money market funds invested in government securities	$78,930	$78,930	$—	$—
Total cash equivalents	78,930	78,930	—	—

Marketable securities:
U.S. Government securities	51,440	—	51,440	—
Total marketable securities	51,440	—	51,440	—
Total cash equivalents and marketable securities	$130,370	$78,930	$51,440	$—

The accrued interest receivable related to the Company’s investments was $0.3 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively, and it is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of June 30, 2026 and December 31, 2025, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of June 30, 2026 and December 31, 2025, no allowances for credit losses for the Company’s investments were recorded. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of June 30, 2026 and December 31, 2025, the Company's cash equivalents and marketable securities consisted of a U.S. government money market fund, U.S. Treasury Bills, and U.S. government and agency securities, all held in our name in a separate custody account with U.S. Bank. The U.S. government money market fund has same-day liquidity access and the U.S. government and agency securities all have maturities of 360 days or less.

Marketable Securities

The following table summarizes the Company's marketable securities as of June 30, 2026 and December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2026
Assets:
U.S. Treasury Bills	$61,441		$(11)	$61,430
U.S. Government securities	$2,151		(1)	$2,150
Total marketable securities	$63,592	$—	$(12)	$63,580

December 31, 2025
Assets:
U.S. Government securities	$51,386	54	—	$51,440
Total marketable securities	$51,386	$54	$—	$51,440

As of June 30, 2026 and December 31, 2025, the Company held no investments that have been in a continuous loss position for 12 months or longer.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Prepaid research and development expenses	$3,479	$3,666
Interest receivable	267	747
Prepaid insurance	288	504
Other prepaid expenses and other assets	371	253
	$4,405	$5,170

5.
Fixed Assets

Fixed assets, net consisted of the following:

		June 30,	December 31,
	Useful Life	2026	2025
		(in thousands)
Computer equipment	5 years	$169	$130
Lab equipment	5 years	1,754	1,737
Furniture and fixtures	7 years	642	555
Leasehold improvements	lease term	93	93
		2,658	2,515
Less: Accumulated depreciation		(2,019)	(1,893)
		$639	$622

Depreciation expense was $0.1 million for the three and six months ended June 30, 2026, respectively. Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. In addition, for the three and six months ended June 30, 2026 and 2025, there was less than $0.1 million of depreciation related to sublet assets recorded as other expense.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accrued research and development expenses	$21,675	$53,914
Accrued payroll and related expenses	2,372	3,783
Accrued other	1,320	777
	$25,367	$58,474

7.
Stockholders’ Equity and Stock Options

Common Stock

At the Company's annual meeting of stockholder on May 19, 2026, the Company's stockholders approved and increase in the number of authorized shares of common stock, par value $0.001 per share from 115,000,000 shares to 215,000,000 shares. As of June 30, 2026, the Company’s Ninth Amended and Restated Certificate of Incorporation, as amended, authorized the Company to issue up to 215,000,000 shares of common stock, par value

$0.001 per share, of which 103,882,937 shares were issued and outstanding, and up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, of which 500,000 shares were issued and outstanding.

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

Preferred Stock

In December 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Blue Owl Healthcare Opportunities IV Public Investments LP (the “Stockholder”) pursuant to which the Stockholder exchanged 2,500,000 shares of the Company’s common stock for 250,000 shares of newly designated Series A Convertible Preferred Stock of par value $0.001 per share (the “Series A Preferred Stock”). In January 2026, the Stockholder exchanged an additional 2,500,000 shares of the Company’s common stock for an additional 250,000 shares of Series A Preferred Stock.

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

As permitted by the 2020 Plan, the Company added 3,323,616 and 2,552,603 shares available for grant to the 2020 Plan on January 1, 2026 and January 1, 2025, respectively. As of June 30, 2026, 848,841 shares of common stock were available for grant under the 2020 Plan.

During the six months ended June 30, 2026 and twelve months ended December 31, 2025, options to purchase 1,623 and 1,333 shares, respectively, issued under the Prior Plans were cancelled and became available for grant under the 2020 Plan.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees during the six months ended June 30, 2026:

June 30,
2026
Risk-free interest rate	4.01%
Expected term (in years)	6.17
Expected volatility	97%
Dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026 (amounts in millions, except for share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (a)
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2025	8,535,772	$6.51	7.2
Options granted	2,636,040	3.59
Options exercised	(4,000)	3.48
Options forfeited/expired	(111,597)	5.48
Outstanding as of June 30, 2026	11,056,215	$5.83	7.4	$0.3
Exercisable as of June 30, 2026	5,895,966	$7.55	6.2	$0.2
Vested and expected to vest as of June 30, 2026	11,056,215	$5.83	7.4	$0.3

(a)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were (“In the money”) as of June 30, 2026.

Option Grants

During the six months ended June 30, 2026, the Company granted options to purchase 2,636,040 shares of common stock to employees and directors under the 2020 Plan. The options have an exercise price equal to the closing stock price as of the grant date. Of the 2,636,040 options granted, 2,360,290 were granted to employees and vest over four years, with 25% vesting on the first anniversary of the grant and the remainder vesting in equal monthly installments thereafter. The remaining 275,750 options were annual grants to the Company's directors and vest on the earlier of (i) one year from the grant date or (ii) the date of the Company's next annual meeting of stockholders. The weighted-average grant date fair value of options granted under the 2020 Plan during the six months ended June 30, 2026 was $2.87.

As of June 30, 2026, total unrecognized compensation expense related to unvested stock options granted under the 2020 Plan was $14.7 million, which is expected to be recognized over a weighted average period of 2.40 years.

Inducement Stock Option Grant

There were no inducement awards granted in the six months ended June 30, 2026.

As of June 30, 2026, total unrecognized compensation expense related to unvested inducement options granted was $0.2 million, which is expected to be recognized over a weighted average period of 0.82 years.

Restricted Stock Units

RSUs are granted under the 2020 Plan to certain of the Company's employees in order to retain key employees. The value of an RSU award is based on the Company's stock price on the date of grant. The shares underlying the RSUs are not issued until the RSUs vest.

Activity with respect to the Company's RSUs and performance-based RSUs during the six months ended June 30, 2026 was as follows (in millions, except share, contractual term, and per share data):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value (a)
	Shares	Fair Value	Term (in years)	(in millions)
Outstanding as of December 31, 2025	1,000,518	$4.03	1.2
Restricted stock units granted	527,190	3.60
Restricted stock units vested	(288,545)	4.37
Restricted stock units forfeited	(11,056)	3.60
Outstanding as of June 30, 2026	1,228,107	$3.77	1.5	$3.7
Unvested and expected to vest as of June 30, 2026	1,228,107	$3.77	1.5	$3.7

Restricted Stock Unit Grants

During the six months ended June 30, 2026, the Company granted 527,190 shares of RSUs to employees under the 2020 Plan. The RSUs vest annually over four years and have a weighted-average grant date fair value of $3.60 per unit.

As of June 30, 2026, total unrecognized compensation expense for RSUs was $3.2 million, which is expected to be recognized over a weighted average period of 2.70 years.

Performance-Based Restricted Stock Unit Grants

In January 2025, the Company granted performance-based RSUs (the “January 2025 PSU Awards”) to each of the four executive officers of the Company under the 2020 Plan. Each award was expressed as a target number of RSUs. With respect to the January 2025 PSU Awards, the Board established specified regulatory-related performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards and vesting of the underlying RSUs. As of June 30, 2026, the January 2025 PSU Awards were outstanding covering 200,000 common stock underlying RSUs.

The grant date fair value of the performance-based RSUs was $3.46 per unit based on the grant date closing price per share. As of June 30, 2026, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement for accounting purposes, and no stock-based compensation expense was recognized for the three and six months ended June 30, 2026 and 2025.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,080	$887	$2,100	$1,812
General and administrative	1,069	941	2,028	1,850
	$2,149	$1,828	$4,128	$3,662

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

On November 24, 2025, the Company executed the second amendment to the lease on the current 8,104 square footage of office space in Bala Cynwyd, Pennsylvania which was set to expire in August 2026 that extended the lease term on the then current 8,104 square footage through January 31, 2030 and agreed to lease an additional 7,107 square feet of space from the same landlord. The lease on the additional space commenced on April 14, 2026 and the Company recorded a right of use asset and lease liability of $1.5 million.

The right of use assets and lease liabilities with this lease are reflected in the financial statements for six months ended June 30, 2026 as are the right of use asset and lease liability of the Company's Boston office space discussed below.

Boston Office Lease

In connection with the Company's 2020 merger with Zafgen, on May 28, 2020, the Company acquired a non-cancellable operating lease for approximately 17,705 square feet of office space (the “Premises”). The lease expires on October 30, 2029. As part of the agreement, the Company was initially required to maintain a letter of credit, of $1.3 million. In October 2024, pursuant to an agreement with the landlord acknowledging that we had achieved certain clinical development milestones required under the lease, this letter of credit was reduced to $0.6 million. In June 2026, upon the agreement with the landlord that we had achieved certain clinical development milestones required in the lease, this letter of credit was reduced to $0.5 million. During both periods presented, this cash deposit is classified as restricted cash within the condensed consolidated financial statements. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The right-of-use asset is being amortized to other income/(expense) over the remaining lease term as a result of the sublease described below.

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

Lease Expense

Expense arising from operating leases was $0.2 million and $0.3 million during the three and six months ended June 30, 2026, respectively. Expense arising from operating leases was $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively. For operating leases, the weighted-average remaining lease term for leases as of June 30, 2026 and December 31, 2025 was 3.3 and 3.6 years, respectively. For operating leases, the weighted average discount rate for leases as of June 30, 2026 and December 31, 2025 was 11.0%. The Company has not entered into any financing leases.

Maturities of lease liabilities due under these lease agreements as of June 30, 2026 are as follows:

Operating
(in thousands)	Leases
Six months ending December 31, 2026	$766
Year ended December 31, 2027	1,830
Year ended December 31, 2028	1,753
Year ended December 31, 2029	1,532
Thereafter	48
Total lease payments	5,929
Less: imputed interest	(973)
Present value of lease liabilities	$4,956

Legal Proceedings

The Company is not currently a party to any litigation, nor is management aware of any pending or threatened litigation against the Company, that it believes would materially affect the Company's business, operating results, financial condition or cash flows.

9.
Net Loss Per Share Giving Effect to Exchange of Common Stock to Series A Preferred Stock

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 (in thousands, except share and per share amounts). For purposes of earnings per share, the Series A Preferred Stock have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series A Preferred Stock on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net Loss	$32,782	$62,395

Allocation of net loss to common	31,277	59,502
Allocation of net loss to Series A Preferred	1,505	2,893

Weighted average shares of common stock outstanding, basic and diluted	103,882,937	96,887,741
Weighted average shares of Series A Preferred outstanding, basic and diluted	500,000	470,994

Net loss per share of common stock, basic and diluted	$0.30	$0.61
Net loss per share of Series A Preferred, basic and diluted	$3.01	$6.14

The weighted average number of Series A Preferred Stock reflects only the period of time that this class of securities has been newly designated and issued.

The Company excluded the options below to purchase common stock, unreleased restricted stock units, and performance-based restricted stock units outstanding as of June 30, 2026 and 2025, respectively, from the computation of diluted net loss per share for the six months ended June 30, 2026 and 2025, respectively, because they had an anti-dilutive impact due to the net loss incurred for the periods. Additionally, the as-converted preferred shares have been excluded from diluted earnings per share as the effect would not be dilutive.

	As of June 30,
	2026	2025
Options to purchase common stock	11,056,215	8,583,457
Unvested restricted common stock	1,028,107	809,791
Unvested performance-based restricted common stock	200,000	200,000
	12,284,322	9,593,248

10.
Related Party

During the six months ended June 30, 2026, the Company sponsored patient and caregiver awareness events held by Friedreich’s Ataxia Research Alliance ("FARA") for a cumulative $0.2 million. One of the Company’s directors is a director of FARA.

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
•
In June 2026, following minutes from a multidisciplinary Type B pre-BLA meeting and FDA review of the nomlabofusp briefing package, we announced continued agreement with the FDA on key elements of a potential BLA submission including:
o
confirmed that the existing data package appears capable of supporting submission and review of a BLA seeking accelerated approval based on data from the OL study; approval will be a matter of review;
o
reaffirmed its willingness to consider FXN as a novel surrogate endpoint and confirmed that our exposure-response analysis linking nomlabofusp exposure to clinical outcomes may support the BLA submission;
o
stated that the prospectively collected gene expression and lipid biomarker data may provide an opportunity to further characterize the biological activity of nomlabofusp beyond FXN tissue concentrations;
o
agreed to a rolling BLA submission.
•
In June 2026, we submitted the first module of our rolling BLA submission and expect that the remaining modules will be submitted in the second half of 2026.
•
In June 2026, we reported open label study data. As of June 2026, 43 adolescent and adult participants in the OL study received at least one dose of nomlabofusp and 22 participants remain in the study with a maximum treatment duration of more than 800 days. More than 10,000 doses of nomlabofusp have been administered.
o
Consistent Long-term Safety Profile:
▪
Longer-term dosing was generally well tolerated with thirteen adults on treatment for one year, seven for 18 months and three for two years;
▪
The most common adverse events remained mild-to-moderate local injection site reactions, which decreased in frequency over time and did not lead to any withdrawals from the study;
▪
Twenty-one participants discontinued since study initiation in January 2024;
•
Ten participants experienced anaphylaxis and discontinued the study, including nine participants with prior nomlabofusp exposure; all participants who experienced anaphylaxis responded to standard therapy and all returned to their usual state of health with no further sequelae;
•
Three participants experienced generalized urticaria and discontinued the study, with no new occurrences observed following initiation of antihistamine therapy;
•
Other discontinuations included three associated with other adverse events and five discontinuations unrelated to treatment, primarily due to logistical factors such as the inconvenience of participating in a long-term study;
▪
Of the eleven participants who had previously not been exposed to nomlabofusp, one had anaphylaxis;
o
Sustained Increases in Skin FXN Levels Comparable to Asymptomatic Carriers. Skin FXN levels increased following nomlabofusp administration, with 82% (9/11) of participants achieving levels above those in asymptomatic carriers by six months, 100% (9/9) reaching this threshold at one year, and 100% (3/3) maintaining it through 18 months;
o
Improvements in Key Clinical Outcome Measures Relative to FACOMS Natural History Population.
▪
Directional improvement across key clinical endpoints, including the Modified Friedreich Ataxia Rating Scale (mFARS), the Friedreich Ataxia Rating Scale-Activities of Daily Living (FARS-ADL), 9-hole peg test (9-HPT) was sustained following one year of nomlabofusp treatment (n=13) relative to a worsening in those outcomes observed in the FACOMS reference population. Nomlabofusp led to a 2.6-point benefit in mFARS at one year;
▪
Improvement in clinical outcomes was associated with increased skin FXN levels, supporting the potential for nomlabofusp to provide clinical benefit across a broad spectrum of patients with FA, including those with advanced disease;

For our global confirmatory Phase 3 study, we are planning sites in the U.S., E.U., U.K., Canada and Australia. We have obtained feedback from both the FDA and the EMA on the study protocol. We plan to initiate dosing of the first patient in the third quarter of 2026.

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

Stock Compensation Expense

We measure all stock options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. The assumptions used in our option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties, and assumptions and the application of management’s judgment, and thus are inherently subjective. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

We measure restricted stock options and performance-based restricted stock units based on the grant-date fair value of based on the closing price of the Company’s common stock on the date of grant (or, if the grant date is not a business day, the closing price on the preceding business day).

For restricted stock unit awards, we recognize expense over the expected service period of the recipient.

For restricted performance-based restricted stock awards we recognize expense over the estimated period the awards are expected to be earned; that period is the period once the performance objective is determined to be likely, once the performance goal is achieved.

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

In January 2025, our Board of Directors (“Board”) approved the issuance of an aggregate of 200,000 performance-based restricted stock units (“RSUs”) to certain of our executive officers (the “January 2025 PSU Awards”). The Board established specified performance criteria and a corresponding performance period over which such performance criteria must be achieved, the satisfaction of which are conditions to earning the January 2025 PSU Awards, and vesting of the underlying RSUs. As of June 30, 2026, the underlying performance criteria of the January 2025 PSU Awards were determined to be not probable of achievement for accounting purposes and no stock-based compensation expense was recognized for the three months ended June 30, 2026.

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

Results of Operations

Comparison of three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
			Increase
	2026	2025	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$28,000	$23,368	$4,632
General and administrative	6,351	4,424	1,927
Total operating expenses	34,351	27,792	6,559
Loss from operations	(34,351)	(27,792)	(6,559)
Other income (expense), net	1,569	1,610	(41)
Net loss	$(32,782)	$(26,182)	$(6,600)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 increased $4.6 million compared to the three months ended June 30, 2025. The increase in research and development expenses was primarily driven by a $2.3 million increase in process performance qualification, and other drug manufacturing activities at our third-party manufacturers and a $2.0 million increase in professional and consulting fees associated with our ongoing and planned clinical trials, data analysis costs, FDA inspection readiness expenditures, as well as Biologics License Application preparation costs.

General and Administrative expenses

General and administrative expenses for the three months ended June 30, 2026 increased $1.9 million compared to the three months ended June 30, 2025. The increase in general and administrative expenses primarily related to the acceleration of commercial activities as we prepare for the planned mid-2027 launch of nomlabofusp, if approved. This included an increase of $0.7 million of increased compensation costs associated with additional commercial and related headcount, an increase of $0.5 million of market development activities and commercial readiness efforts as well as an increase of $0.5 million in legal fees supporting commercialization and development efforts.

Other Income (expense), net

Other income (expense), net was $1.6 million in the three months ended June 30, 2026 compared to $1.6 million income in the three months ended June 30, 2025.

Comparison of six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
			Increase
	2026	2025	(Decrease)
	(in thousands)
Statement of Operations Data:
Operating expenses:
Research and development	$53,031	$49,919	$3,112
General and administrative	12,437	9,060	3,377
Total operating expenses	65,468	58,979	6,489
Loss from operations	(65,468)	(58,979)	(6,489)
Other income (expense), net	3,073	3,516	(443)
Net loss	$(62,395)	$(55,463)	$(6,932)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 increased $3.1 million compared to the six months ended June 30, 2025. This increase was driven by a $3.7 million increase in professional and consulting fees associated with our ongoing and planned clinical trials, data analysis costs, inspection readiness expenditures as well as Biologics License Application preparation costs partially offset by lower manufacturing activities and there related costs in the six month period ended June 30, 2026 compared to the six month period ended June 30, 2026.

General and administrative expenses for the six months ended June 30, 2026 increased $3.4 million compared to the six months ended June 30, 2025. The increase in general and administrative expenses primarily related to the acceleration of commercial activities as we prepare for the planned mid-2027 launch of nomlabofusp, if approved. This included an increase of $1.6 million in market research, market development and other commercial readiness activities, an increase of $1.0 million of increased compensation costs associated with additional commercial and related headcount,as well as an increase of $0.5 million in legal fees supporting commercialization and development efforts.

Other Income (expense), net

Other income (expense), net was $3.1 million income in the six months ended June 30, 2026 compared to $3.5 million income in the six months ended June 30, 2025. The decrease was primarily driven by lower interest and accretion income due to lower interest yields and lower average investable cash, cash equivalents, and marketable securities balances.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(88,644)	$(45,921)
Net cash provided by (used in) investing activities	(11,911)	33,290
Net cash provided by financing activities	107,680	—
Net increase in cash, cash equivalents and restricted cash	$7,125	$(12,631)

Net cash used in operating activities

During the six months ended June 30, 2026, operating activities used $88.6 million of cash, resulting from our net loss of $62.4 million, adjusted for noncash expenses of $3.7 million and changes in our operating assets and liabilities resulting in a use of cash of $30.0 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to decreases in prepaid expenses and accrued expenses, partially offset by an increase in accounts payable.

During the six months ended June 30, 2025, operating activities used $45.9 million of cash, resulting from our net loss of $55.5 million, adjusted for noncash expenses of $2.5 million and changes in our operating assets and liabilities resulting in a source of cash of $7.1 million. Our net loss was primarily attributed to research and development activities related to our nomlabofusp program and our general and administrative expenses as described above. Noncash expenses primarily relate to stock-based compensation expenses. The change in operating assets and liabilities was primarily due to increases in prepaid expenses, accounts payable and accrued expenses.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2026, investing activities used $11.9 million. This use of cash resulted from purchases of $63.3 million of marketable securities, partially offset by the maturities of $51.5 million of marketable securities.

During the six months ended June 30, 2025, investing activities provided $33.3 million. This source of cash resulted from the maturities of $113.5 million of marketable securities partially offset by purchases of $80.1 million of marketable securities.

Net cash provided by financing activities

During the six months ended June 30, 2026, financing activities provided $107.7 million of cash flows from an offering of common stock.

During the six months ended June 30, 2025, there were no financing activities.

Operating Capital Requirements

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have incurred net losses of approximately $62.4 million and $55.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $497.2 million. We have devoted substantially all of our resources to developing nomlabofusp, building our intellectual property portfolio, developing third-party manufacturing capabilities, business planning, capital raising, and providing general and administrative support for such operations.

As of June 30, 2026, we had approximately $156.3 million of cash, cash equivalents and marketable securities. In accordance with Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, we have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. These cash resources are not sufficient to fund our planned operations for a period of at least one year from the date these financial statements are issued. While we expect our cash, cash equivalents and marketable securities will fund our forecasted operating expenses and capital expenditure requirements into the third quarter of 2027, if we encounter unexpected delays in our clinical trials or if there are other unanticipated changes to our operating plan from our current assumptions that negatively impact our operations, we may reduce expenditures in order to further extend our existing cash resources.

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

Until we can generate substantial revenue, if ever, we will need to raise additional capital to fund our ongoing operations, and continue to evaluate opportunities to further finance our operating cash needs through a combination of some, or all, of the following: equity, debt and royalty offerings, collaborations, strategic alliances, and/or marketing, distribution or licensing arrangements. There is no assurance, however, that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. If we are unable to obtain funding when required in the future, we could be required to delay, reduce, or eliminate research and development programs, or commercialization efforts, which could adversely affect our business prospects. These conditions raise substantial doubt about our ability to continue as a going concern.

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

With respect to the quarter ended June 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have occurred during the fiscal quarter ended June 30, 2026, which have materially affected or reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, during the six months ended June 30, 2026, there were none, and as of the date of this Quarterly Report, there are no threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2025 Annual Report under the caption “Item 1A. Risk Factors.” .” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2025 Annual Report. The risks described in our 2025 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

We initiated our rolling BLA submission to the FDA for marketing approval of nomlabofusp using the accelerated approval pathway and expect to submit the remaining modules in the second half of 2026; however, there can be no assurance that we will submit the remaining modules on our expected timeline, that the FDA will accept the BLA for filing or the FDA will approve our BLA submission for accelerated approval.

We submitted the first module of our BLA to the FDA in June 2026 to request marketing approval of nomlabofusp. We expect to submit the remaining modules in the second half of 2026. However, our anticipated submission timeline is based on our current development, manufacturing and regulatory plans and assumptions. The timing of submission of the remaining modules may be delayed for a variety of reasons, including for unforeseen reasons beyond our control, and even if we are able to complete our BLA submission on our anticipated timeline, the FDA may not accept or approve our BLA for a variety of reasons. There can be no assurance that the FDA will agree that the data submitted in the BLA is adequate to support approval, including accelerated approval. In addition, the FDA may refuse to accept our planned BLA for substantive review (thereby issuing a “refuse to file” letter) or may conclude after review of our data that our application is insufficient to obtain regulatory approval (thereby issuing a “complete response” letter). Further, as previously disclosed, the FDA stated that the adequacy of the safety database will be a matter of review at the time of BLA submission.

We also rely on third parties for non-clinical, clinical and manufacturing activities to support the conduct of our trials and our BLA submission. As part of the FDA review process, we are subject to inspections by FDA, as are each of our third-party sites, vendors and suppliers including our clinical sites, non-clinical sites and manufacturing sites, and there is no guarantee that these sites will pass the FDA’s inspection. Accordingly, any regulatory or other issues experienced by these third parties could impact the timing of our BLA submission or any subsequent approval. The FDA conducted a cGMP inspection of our third-party drug product (fill and finish) manufacturer related to the site’s processes and procedures and issued a Form 483 letter. The manufacturer has developed a remediation plan to address the FDA’s observations, but there can be no assurance that this plan will be adequate or address all the issues in a timely manner to the FDA’s satisfaction, which could result in a delay or warning letter. Our strategy is to to have back-up sources for key components in our supply chain. As we have done with our drug substance manufacturer, we are in the process of qualifying an additional drug product (fill and finish) manufacturer. The remediation of issues at our sites or vendors could have a material adverse effect on our business, operating results, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

LARIMAR THERAPEUTICS, INC.

Date: August 4, 2026	By:	/s/ Carole S. Ben-Maimon, M.D.
Carole S. Ben-Maimon, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)